Form 10-K
period 2013-12-31
Six Flags Entertainment Corp
filed 2014-02-20
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2013 or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 1-13703

SIX FLAGS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)

924 Avenue J East Grand Prairie, Texas (Address of principal executive offices)	75050 (Zip Code)
Registrant's telephone number, including area code: (972) 595-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.025 per share	New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $2,895.5 million based on the closing price ($35.16) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No
On February 14, 2014, there were 94,890,602 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2014 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2013 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products which we sell;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and other entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including potential increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.
A more complete discussion of these factors and other risks applicable to our business is contained in "Item 1A. Risk Factors" included elsewhere in this Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
*        *        *        *        *
As used in this Annual Report, unless the context requires otherwise, the terms "we," "our," "Six Flags" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries. As used herein, "SFI" means Six Flags, Inc. as a Debtor or prior to its name change to Six Flags Entertainment Corporation. As used herein, the "Company" refers collectively to SFI or Holdings, as the case may be, and its consolidated subsidiaries.
Looney Tunes characters, names and all related indicia are trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P. Batman and Superman and all related characters, names and indicia are copyrights and trademarks of DC Comics. Cartoon Network is a trademark of Cartoon Network. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.

ii

PART I

ITEM 1.	BUSINESS
Introduction
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our U.S. theme parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2013. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 175 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the United States.
Our parks occupy approximately 4,500 acres of land, and we own approximately 1,100 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2013, our parks offered approximately 800 rides, including over 130 roller coasters, making us the leading provider of "thrill rides" in the industry.
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
Chapter 11 Reorganization and Related Subsequent Events
On June 13, 2009, Six Flags, Inc. (“SFI”) and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United Stated Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 9-12019) (the “Chapter 11 Filing”). SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.
On April 30, 2010, the Bankruptcy Court entered an order confirming the Debtors' Modified Fourth Amended Joint Plan of Reorganization and the Debtors emerged from Chapter 11. Pursuant to the reorganization plan, all of SFI’s common stock and other equity and debt securities were cancelled as of April 30, 2010. Also, on April 30, 2010, but after the reorganization plan became effective and prior to the issuance of securities under the reorganization plan, SFI changed its corporate name to Six Flags Entertainment Corporation ("Holdings"). On April 30, 2010, Holdings issued an aggregate of 109,555,556 shares of common stock at $0.025 par value, as adjusted to reflect the two-for-one stock splits in June 2011 and June 2013. On June 21, 2010, Holdings' common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

Also in connection with the emergence from Chapter 11 and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations, we adopted fresh start accounting, pursuant to which the Company’s estimated fair value was allocated to its underlying assets and liabilities, which results in financial statements that are not comparable to financial statements for periods prior to emergence.
Description of Parks
The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) Baltimore (27)	8.3 million—50 miles 14.2 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 125 miles Busch Gardens / Williamsburg, VA / 175 miles
Six Flags Discovery Kingdom Vallejo, CA	135 acres—theme park plus marine and land animal exhibits	San Francisco / Oakland (6) Sacramento (20)	6.9 million—50 miles 11.9 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	216 acres—combination theme and water park	Houston (10) San Antonio (36) Austin (40)	2.5 million—50 miles 4.5 million—100 miles	Sea World of Texas / San Antonio, TX / 15 miles Schlitterbahn / New Braunfels, TX / 33 miles
Six Flags Great Adventure & Wild Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and water park and approximately 556 acres of potentially developable land	New York City (1) Philadelphia (4)	15.0 million—50 miles 29.8 million—100 miles	Hershey Park / Hershey, PA / 150 miles Dorney Park / Allentown, PA / 75 miles Morey's Piers Wildwood / Wildwood, NJ / 97 miles Coney Island / Brooklyn, NY / 77 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (34)	9.4 million—50 miles 14.1 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several water parks / Wisconsin Dells Area / 170 miles
Six Flags St. Louis Eureka, MO	503 acres—combination theme and water park and approximately 220 acres of potentially developable land	St. Louis (21)	2.9 million—50 miles 4.3 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	11.1 million—50 miles 18.9 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm /
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Soak City USA /
Buena Park, CA / 50 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	18.3 million—50 miles 37.2 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 14 miles Chapultepec / Mexico City, Mexico / 11 miles
Six Flags New England Agawam, MA	262 acres—combination theme and water park	Boston (7) Hartford / New Haven (30) Providence (53) Springfield (114)	3.7 million—50 miles 16.9 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA / Six Flags Whitewater Marietta, GA	352 acres—separately gated theme park and water park on 283 acres and 69 acres, respectively	Atlanta (9)	5.8 million—50 miles 8.9 million—100 miles
Georgia Aquarium /
Atlanta, GA / 20 miles

Carowinds /
Charlotte, NC / 250 miles

Alabama Adventure /
Birmingham, AL / 160 miles

Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles

Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.7 million—50 miles 8.1 million—100 miles	Sea World of Texas / San Antonio, TX / 285 miles NRH2O Waterpark / North Richland Hills, TX / 13 miles The Great Wolf Lodge / Grapevine, TX / 17 miles Hawaiian Falls Waterpark / Mansfield, TX / 16 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.8 million—50 miles 6.1 million—100 miles	Quebec City Waterpark / Quebec City, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario / 370 miles
The Great Escape and Splashwater Kingdom / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (58)	1.2 million—50 miles 3.5 million—100 miles	Darien Lake / Darien Center, NY / 311 miles
________________________________________

*	Based on a September 28, 2013 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2013, our share of the distribution will be approximately $29.2 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the “Specified Price”) that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2013, is $282.2 million in the case of SFOG and $375.6 million in the case of SFOT. As of December 31, 2013, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $372.5 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred $19.4 million of capital expenditures at these parks during the 2013 season and intend to incur approximately $18.3 million of capital expenditures at these parks for the 2014 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. As of December 31, 2013 and 2012, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013. With respect to the 2013 "put" obligations, no borrowing occurred. The $300 million accordion feature on the Term Loan B under our $1,135.0 million credit agreement (the "2011 Credit Facility") is available for borrowing for future "put" obligations if necessary.
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
Group sales represented approximately 23%, 25%, and 28% of the aggregate attendance during the 2013, 2012 and 2011 seasons, respectively, at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.
During 2013 we launched a monthly membership program. Season pass and membership sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. In general, a season pass or membership guest contributes higher aggregate profitability to the Company over the course of a year compared to a single day ticket guest because a season pass or membership guest pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2013 season, season pass and membership attendance constituted approximately 48% of the total attendance at our parks. During the 2012 and 2011 seasons, season pass attendance constituted approximately 44% and 35%, respectively, of the total attendance at our parks.
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
See Note 16 to the Consolidated Financial Statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.
Capital Improvements and Other Initiatives
We regularly make capital investments for new rides and attractions in our parks that, in total, approximate 9% of revenues annually. We purchase both new and used rides and attractions. In addition, on occasion we rotate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.
During 2013, we (i) added the world's tallest and fastest looping coaster at Six Flags Magic Mountain (Valencia, CA) and the world's tallest swing ride at Six Flags Over Texas (Arlington, TX); (ii) added a boomerang coaster at Six Flags St. Louis (Eureka, MO) and re-introduced the New Iron Rattler at Six Flags Fiesta Texas (San Antonio, TX); (iii) introduced the new Safari Off Road Adventure at Six Flags Great Adventure (Jackson, NJ); (iv) added a giant swing ride at Six Flags Over Georgia (Austell, GA); (v) added water slide complexes with drop capsules at Six Flags New England (Agawam, MA), Six Flags America (outside Washington, D.C.) and Six Flags Hurricane Harbor (Arlington, TX), a mat racer waterslide at Six Flags Hurricane Harbor (Jackson, NJ) as well as a twisting waterslide at Six Flags White Water Atlanta (Marietta, GA); (vi) added a spinning coaster at Six Flags Mexico (Mexico City, Mexico); and (vii) added a variety of family rides, shows and attractions at several parks, including La Ronde (Montreal, Canada), Six Flags Great America (Gurnee, IL), Six Flags Discovery Kingdom (Vallejo, CA), and The Great Escape (Queensbury, NY.
Planned initiatives for 2014 include (i) adding the world's fastest wooden roller coaster with the world's tallest and steepest drop on a wooden roller coaster at Six Flags Great America (Gurnee, IL), the world's tallest vertical drop ride at Six Flags Great Adventure (Jackson, NJ) and the world's tallest swing ride at Six Flags New England (Agawam, MA); (ii) adding a new water park at Six Flags Over Georgia (Austell, GA) and re-introducing the New Medusa Steel Coaster at Six Flags Mexico (Mexico City, Mexico); (iii) introducing a new Mardi Gras area with a spinning coaster at Six Flags America (outside Washington, D.C.); (iv) refreshing the kids' areas at Six Flags Over Texas (Arlington, TX) and Six Flags Magic Mountain (Valencia, CA); (v) expanding the water park at Six Flags Fiesta Texas (San Antonio, TX); (vi) adding interactive water rides at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags St. Louis (Eureka, MO); (vii) adding a water slide complex at Six Flags Hurricane Harbor (Arlington, TX) and a drop box speed slide at Six Flags Hurricane Harbor (Valencia, CA); and (viii) adding a variety of rides, shows and attractions at several parks, including La Ronde (Montreal, Canada), The Great Escape (Queensbury, NY), Six Flags Hurricane Harbor (Jackson, NJ) and Six Flags White Water Atlanta (Marietta, GA).
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
Also during 2014, we plan to continue (i) our targeted marketing strategies, including focusing on our breadth of product and value offerings and maintaining our focus on containing our operating expenses; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including our All Season Dining Pass program, which enables season pass holders to eat lunch and dinner any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.
Maintenance and Inspection
Rides are inspected at various levels and frequencies in accordance with manufacturer specification. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 800 full-time employees who devote substantially all of their time to maintaining the parks and our rides and attractions. We continue to utilize a computerized maintenance management system across all of our domestic parks.
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
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
The majority of our current insurance policies expire on December 31, 2014. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
Employees
As of December 31, 2013, we employed approximately 1,900 full-time employees, and over the course of the 2013 operating season we employed approximately 39,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 19.3% of our full-time and approximately 12.4% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2014 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), January 2015 (Six Flags Over Texas, Six Flags St. Louis and the other union at Six Flags Great Adventure), December 2015 (Six Flags Discovery Kingdom) and December 2016 (Six Flags Over Georgia). The labor agreements for La Ronde expire in various years ranging from December 2015 through December 2020. We consider our employee relations to be good.
Executive Officers and Certain Significant Employees
The following table sets forth the name of the members of the Company's senior leadership team, the position held by such officer and the age of such officer as of the date of this report. The officers of the Company are generally elected each year at the organizational meeting of Holdings' Board of Directors, which follows the annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

Name	Age	Title
James Reid-Anderson*	54	Chairman, President and Chief Executive Officer
John M. Duffey*	53	Chief Financial Officer
Lance C. Balk*	56	General Counsel
John Bement	61	Senior Vice President, In-Park Services
Walter S. Hawrylak*	66	Senior Vice President, Administration
Michael S. Israel	47	Senior Vice President and Chief Information Officer
Tom Iven	55	Senior Vice President, Park Operations—West Coast
Nancy A. Krejsa	55	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	42	Senior Vice President, Corporate Alliances
John Odum	56	Senior Vice President, Park Operations—East Coast
Brett Petit*	50	Senior Vice President, Marketing
Leonard A. Russ*	40	Vice President and Chief Accounting Officer
________________________________________

*	Executive Officers
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

Association of Chartered Certified Accountants and holds a Bachelor of Commerce (Honor) degree from the University of Birmingham, U.K.
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
Michael S. Israel was named Chief Information Officer of Six Flags in April 2006 and is responsible for managing and updating the Company's Information Systems infrastructure. Mr. Israel began his career in technology sales and in 1998 became Chief Operating Officer for AMC Computer Corp.—a high-end, solutions-based systems integration consulting firm, and then served as a consultant at Financial Security Assurance from October 2004 to April 2006. Prior to this, he was Vice President of Word Pro's Business Systems for eight years. Mr. Israel holds an M.B.A. from St. John's University and a Bachelors of Business Administration degree in Marketing from The George Washington University. He also participated in the MIT Executive Program in Corporate Strategy.
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
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.sixflags.com/investors. References to our website in this Annual Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.
Our website, www.sixflags.com/investors, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Principles, our Code of Business Conduct and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

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
Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, has had and continues to have a negative effect on consumers' discretionary income and consumer confidence. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, a continued economic slowdown or further deterioration in the economy, could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. Both attendance and total per capita spending at our parks are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.
Additionally, difficult economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers and/or the funding of our lines of credit.
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
From time to time we establish aspirational goals for our operational and financial performance, including the "Project 500" goal established in mid-2011 to achieve Modified EBITDA of $500 million by 2015. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals at all or in the timeframe in which we seek to achieve them.
The theme park industry competes with numerous entertainment alternatives and such competition may have an adverse impact on our business, financial condition or results of operations.
Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sports attractions, restaurants and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. If we are unable to compete effectively against entertainment alternatives or on the basis of principal competitive factors of the park, our business, financial condition or results of operations may be adversely affected.
We could be adversely affected by changes in consumer tastes and preferences for entertainment and consumer products.
The success of our parks depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our parks meet the changing preferences of the broad consumer market. We carry out research and analysis before acquiring new parks or opening new rides or attractions and often invest substantial amounts before we learn the extent to which these new parks and new rides or attractions will earn consumer acceptance. If visitor volumes at our parks were to decline significantly or if new rides and entertainment offerings at our parks do not achieve sufficient consumer acceptance, revenues and margins may decline. Our results of operations may also be adversely affected if we fail to retain long term customer loyalty or provide satisfactory customer service.
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
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks, services and rides, and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receive media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our parks, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year.
Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. There can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. In addition, the majority of our current insurance policies expire on December 31, 2014, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
If we are not able to fund capital expenditures and invest in future attractions and projects in our parks, our revenues could be negatively impacted.
Because a principal competitive factor for a theme park is the uniqueness and perceived quality of its rides and attractions, we need to make continued capital investments through maintenance and the regular addition of new rides and attractions. A key element for our revenue growth is strategic capital spending on such investments. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot provide assurance that our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans. In addition, any construction delays or ride downtime can adversely affect our attendance and our ability to realize revenue growth.
We may be unable to purchase or contract with third-party manufacturers for our theme park rides and attractions.
We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if our third-party suppliers’ financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts, or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.
Our leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact our operations at those parks.
Certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management's attention from our other operations and adversely affect our business, financial condition or results of operations.
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
We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws is increasingly demanding and continue to evolve. Maintaining compliance with applicable security and privacy regulations could adversely impact our ability to market our parks, products and services to our guests. In addition, such compliance measures, as well as protecting our guests from consumer fraud, could increase our operating costs. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.

Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could adversely affect our financial condition or results of operations.
We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our parks, our employees or regulators. The outcome of these proceedings cannot be predicted.  If any of these proceedings is determined adversely to us, we receive a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against us, our business, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation.
Additionally, from time to time, animal activist and other third-party groups may make negative public statements about us or bring claims before government agencies or lawsuits against us. Such claims and lawsuits sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such claims and/or lawsuits are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to comply with all applicable federal and state laws and vigorously defend ourselves in any lawsuits, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. An unfavorable outcome in any legal proceeding could have a material adverse effect on our business, financial condition and results of operations. In addition, associated negative publicity could adversely affect our reputation, financial condition and results of operations.
Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.
Our intellectual property, including our trademarks and domain names and other proprietary rights, constitutes a significant part of our value. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business.
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
Increased labor costs and employee health and welfare benefits may reduce our results of operations.
Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions which could impact our future healthcare costs. While the legislation’s ultimate impact is not yet known, we currently anticipate these changes will not significantly increase our operating costs. Our results of operations are also substantially affected by costs of retirement, including as a result of macro-economic factors beyond our control, such as declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities.
Additionally, we contribute to multiple defined benefit multiemployer pension plans on behalf of our collectively bargained employees of Six Flags Great Adventure LLC. If we were to cease contributing to or otherwise incur a withdrawal from any such plans, we could be obligated to pay withdrawal liability assessments based on the underfunded status (if any) of such plans at the time of the withdrawal. The amount of any multiemployer pension plan underfunding can fluctuate from year to year, and thus there is a possibility that the amount of withdrawal liability that we could incur in the future could be material, which could materially adversely affect our financial condition.
Unionization activities or labor disputes may disrupt our operations and affect our profitability.
As of December 31, 2013, approximately 19.3% of our full-time and approximately 12.4% of our seasonal employees are subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, Six Flags Discovery Kingdom and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
We depend on a seasonal workforce, many of whom are paid at minimum wage.
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage will increase our salary, wage and benefit expenses in 2014 and future years and further legislative changes could continue to negatively impact these expenses in the future.
Our operations and our ownership of property subject us to environmental, health and safety and other regulations, which create uncertainty regarding future expenditures and liabilities.
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
We also are subject to federal and state laws which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation, which could adversely affect our business.
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
Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures, that allow us to profitably expand our business and leverage our brand. The success of our acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. Additionally, any international transactions are subject to additional risks, including the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and a lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. If we do not realize the benefits of such transactions, it could have an adverse effect on our financial condition.
Risks Related to Our Indebtedness and Common Stock
A portion of our cash flow is required to be used to fund our substantial monetary obligations.
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $67.3 million million in 2014 (based on our ownership of units as of December 31, 2013, our share of the distribution will be approximately $29.2 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $372.5 million as of December 31, 2013. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the 2011 Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2013 and 2012, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital in prior years and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the 2011 Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2014 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $101.9 million on capital expenditures for all of our continuing operations in the 2013 calendar year. Our business plan includes targeted annual capital spending of approximately 9% of revenues. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
Our indebtedness under the 2011 Credit Facility and our other obligations could have important negative consequences to us and investors in our securities. These include the following, which could materially adversely affect our business, financial condition or results of operations:

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
Our ability to make scheduled payments on and to refinance our indebtedness, including the 2011 Credit Facility and the senior unsecured notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the senior unsecured notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, including the senior unsecured notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.

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
Credit rating agencies continually review their ratings for the companies they follow including our company. Upon our emergence from bankruptcy the rating agencies evaluated our new credit facilities. Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In November 2010, Moody's upgraded our credit rating to B1 and Standard & Poor's upgraded our credit rating to B+. In February 2011, Standard & Poor's increased our credit rating to BB-. In November 2011, Standard & Poor's updated our credit rating to BB. In connection with the issuance of the senior unsecured notes in December 2012, Moody's assigned a B3 rating to the notes, upgraded our credit facility rating to Ba2, and affirmed our B1 corporate family rating. Standard & Poor's assigned a BB- rating to the notes and affirmed our BB corporate credit rating. In May 2013, Moody's affirmed the B3 rating on the senior unsecured notes, the Ba2 rating on the credit facility and our B1 corporate family rating. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance that our ratings will not experience a negative change in the future. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the 2011 Credit Facility, Holdings' $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"), and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $169.3 million of cash and cash equivalents on a consolidated basis at December 31, 2013, of which $9.9 million was held at Holdings.
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
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2013. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—216 acres (owned)

•	Six Flags Great Adventure & Wild Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement) (1)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest) (2)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest) (2)

•	Six Flags St. Louis, Eureka, Missouri—503 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned) (3)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest) (4)

•	The Great Escape, Queensbury, New York—345 acres (owned)
________________________________________

(1)	The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017 but negotiations regarding the extension of the concession agreement are ongoing.

(2)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(3)	Owned by the Georgia partnership.

(4)	The site is leased from the City of Montreal. The lease expires in 2065.
In addition to the foregoing, we also lease office space and a limited number of rides and attractions at our parks. See Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the 2011 Credit Facility agreement, a mortgage on substantially all of our owned United States properties.

ITEM 3.	LEGAL PROCEEDINGS
The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business, including the proceedings discussed below.
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. The patent expired in October 2012. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants’ motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. In conjunction with our insurers, we intend to vigorously challenge the verdict in both post-trial motions and an appeal, which our insurers are pursuing the appeal on Six Flags’ and the insurers' behalf. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have reserved the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident.
On July 19, 2013, an accident occurred on a ride at our park in Arlington, Texas, in which a fatality occurred. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas in connection with the incident seeking monetary damages. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
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
On May 5, 2011 and May 8, 2013, Holdings' Board of Directors approved two-for-one stock splits of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record dates for the stock splits were June 15, 2011 and June 12, 2013, respectively. The additional shares of common stock in connection with the stock splits were distributed on June 27, 2011 and June 26, 2013, respectively. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of these two-for-one stock splits. All share and per share amounts presented in this Annual Report have been retroactively adjusted to reflect these stock splits.
The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2013 and 2012:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2014
First Quarter (through February 14, 2014)	$38.00	$33.96	$0.47
2013
Fourth Quarter	$38.90	$31.86	$0.47
Third Quarter	$37.90	$32.73	$0.45
Second Quarter	$40.31	$34.64	$0.45
First Quarter	$36.34	$30.50	$0.45
2012
Fourth Quarter	$32.48	$26.60	$0.45
Third Quarter	$31.18	$26.24	$0.30
Second Quarter	$27.12	$21.56	$0.30
First Quarter	$24.52	$20.22	$0.30
Holders of Record
As of February 14, 2014, there were approximately 63 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Increase in Quarterly Dividends
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the 2011 Credit Facility and the indenture governing the senior unsecured notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis — Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 8 to the Consolidated Financial Statements in Item 8 of this Annual Report.
Issuer Purchases of Equity Securities
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
On December 11, 2012, Holdings’ Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period (the “Third Stock Repurchase Plan”). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the Third Stock Repurchase Plan.
On November 20, 2013, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock (the “Fourth Stock Repurchase Plan”). As of February 14, 2014, Holdings has repurchased 154,000 shares at a cumulative price of approximately $5.6 million and an average price per share of $36.10 under the Fourth Stock Repurchase Plan.
The following table sets forth information regarding purchases of Holdings' common stock during the three-month period ended December 31, 2013:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	October 1 - October 31	—	$—	—	$14,370,000
Month 2	November 1 - November 30	400,000	$37.37	400,000	$499,427,000
Month 3	December 1 - December 31	139,000	$35.98	139,000	$494,434,000
		539,000	$37.01	539,000	$494,434,000

Performance Graph
The following graph shows a comparison of the forty-four month cumulative total stockholder return on Holdings' common stock (assuming all dividends were reinvested), The Standard & Poor's ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.
COMPARISON OF 44 MONTH CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index
________________________________________

*	$100 invested on 5/10/10 in stock or 4/30/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/10/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Six Flags Entertainment Corporation	$100.00	$185.11	$282.11	$441.34	$558.90
S&P 500	$100.00	$107.48	$109.76	$127.32	$168.56
S&P Midcap 400	$100.00	$111.34	$109.41	$128.97	$172.18
S&P Movies & Entertainment	$100.00	$101.83	$113.38	$152.66	$237.48

ITEM 6.	SELECTED FINANCIAL DATA
The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.
Upon emergence from Chapter 11, we adopted fresh start reporting which resulted in our Company becoming a new entity for financial reporting purposes. Accordingly, consolidated financial data on or after May 1, 2010 is not comparable to the consolidated financial data prior to that date.
Our audited financial statements included herein and the following selected historical financial data for the five-year period ended on that date reflect the effects of our reclassification of parks not in operation subsequent to our emergence from Chapter 11 as discontinued operations.
As used in this Annual Report, “Successor” refers to Holdings as of April 30, 2010, the date the debtors emerged from Chapter 11 restructuring, and “Predecessor” refers to SFI together with its consolidated subsidiaries prior to that date.

	Successor				Predecessor
	Year Ended December 31,			Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011	2010	2010	2009
Statement of Operations Data:
Theme park admissions	$602,204	$576,708	$541,744	$452,189	$59,270	$482,670
Theme park food, merchandise and other	448,547	437,382	413,844	348,552	52,054	374,685
Sponsorship, licensing and other fees	42,179	39,977	42,380	37,877	11,259	41,577
Accommodations revenue	17,000	16,265	15,206	9,194	5,494	—
Total revenue	1,109,930	1,070,332	1,013,174	847,812	128,077	898,932
Operating expenses (excluding depreciation and amortization shown separately below)	417,482	411,679	397,874	292,550	115,636	413,817
Selling, general and administrative (excluding depreciation and amortization shown separately below)	189,218	225,875	215,059	142,079	47,608	192,618
Costs of products sold	86,663	80,169	77,286	66,965	12,132	75,296
Depreciation and amortization	128,075	148,045	168,999	118,349	45,675	141,707
Loss on disposal of assets	8,579	8,105	7,615	11,727	1,923	11,135
Gain on sale of investee	—	(67,319)	—	—	—	—
Interest expense, net	74,145	46,624	65,217	53,842	74,134	105,435
Equity in loss (income) of investee	—	2,222	3,111	1,372	(594)	(3,122)
Loss on debt extinguishment, net	789	587	46,520	18,493	—	—
Other expense (income), net	1,234	612	73	956	(802)	17,304
Restructure (recovery) costs, net	—	(47)	25,086	37,417	—	—
Income (loss) from continuing operations before reorganization items, income taxes and discontinued operations	203,745	213,780	6,334	104,062	(167,635)	(55,258)
Reorganization items, net	(180)	2,168	2,455	7,479	(819,473)	101,928
Income (loss) from continuing operations before income taxes, and discontinued operations	203,925	211,612	3,879	96,583	651,838	(157,186)
Income tax expense (benefit)	47,601	(184,154)	(8,065)	11,177	112,648	2,902
Income (loss) from continuing operations before discontinued operations	156,324	395,766	11,944	85,406	539,190	(160,088)
Income (loss) from discontinued operations	549	7,273	1,201	(565)	9,759	(34,007)
Net income (loss)	156,873	403,039	13,145	84,841	548,949	(194,095)
Net income attributable to noncontrolling interests	(38,321)	(37,104)	(35,805)	(34,788)	(76)	(35,072)
Net income (loss) attributable to Six Flags Entertainment Corporation	$118,552	$365,935	$(22,660)	$50,053	$548,873	$(229,167)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$118,552	$365,935	$(22,660)	$50,053	$548,873	$(245,509)

	Successor				Predecessor
	Year Ended December 31,			Eight Months Ended December 31,	Four Months Ended April 30,	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011	2010	2010	2009
Amounts applicable to Six Flags Entertainment Corporation common stockholders:
Income (loss) from continuing operations	$118,003	$358,662	$(23,861)	$50,618	$539,114	$(211,502)
Income (loss) from discontinued operations	549	7,273	1,201	(565)	9,759	(34,007)
Net income (loss)	$118,552	$365,935	$(22,660)	$50,053	$548,873	$(245,509)

Weighted-average common shares outstanding (1):
Weighted average common shares outstanding—basic:	96,940	107,684	110,150	110,600	98,054	97,720
Weighted average common shares outstanding—diluted:	100,371	110,936	110,150	110,600	98,054	97,720

Net income (loss) per average common share outstanding—basic (1):
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.21	$3.33	$(0.22)	$0.46	$5.50	$(2.16)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.01	0.07	0.01	(0.01)	0.10	(0.35)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$1.22	$3.40	$(0.21)	$0.45	$5.60	$(2.51)

Net income (loss) per average common share outstanding—diluted (1):
Income (loss) from continuing operations applicable to Six Flags Entertainment Corporation common stockholders	$1.17	$3.23	$(0.22)	$0.46	$5.50	$(2.16)
Income (loss) from discontinued operations applicable to Six Flags Entertainment Corporation common stockholders	0.01	0.07	0.01	(0.01)	0.10	(0.35)
Net income (loss) applicable to Six Flags Entertainment Corporation common stockholders	$1.18	$3.30	$(0.21)	$0.45	$5.60	$(2.51)

Cash dividends declared per common share (1)	$1.82	$1.35	$0.09	$0.015	$—	$—
________________________________________

(1)
All Successor share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock splits in June 2011 and June 2013, as described in Note 12 to the Consolidated Financial Statements included elsewhere in this Annual Report.

	Successor				Predecessor
	December 31,				December 31,
(Amounts in thousands)	2013	2012	2011	2010	2009
Balance Sheet Data:
Cash and cash equivalents (1)	$169,310	$629,208	$231,427	$187,061	$164,830
Total assets	2,607,814	3,056,391	2,648,178	2,733,253	2,907,652
Total long-term debt (excluding current maturities) (2)	1,394,334	1,398,966	921,940	938,195	1,966,754
Total debt (2)	1,400,603	1,405,206	957,236	971,154	2,406,580
Redeemable noncontrolling interests	437,569	437,941	440,427	441,655	355,933
Mandatorily redeemable preferred stock (represented by the PIERS)	—	—	—	—	306,650
Stockholders' equity (deficit)	373,337	884,732	763,478	863,708	(584,174)
Noncontrolling interests (3)	—	3,934	3,670	4,455	—
________________________________________

(1)	Excludes restricted cash.

(2)	Includes debt classified in liabilities subject to compromise at December 31, 2009.

(3)	Reflects impact of the FASB ASC 810 adoption on January 1, 2010. See Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant components of the Management's Discussion and Analysis of Financial Condition and Results of Operations section include:

•	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2013, 2012 and 2011 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2013 and our outstanding debt and commitments existing as of December 31, 2013.

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
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with the Consolidated Financial Statements and the notes thereto included elsewhere in this Annual Report.
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
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for 54.3% of total revenues during the year ended December 31, 2013), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2013, our park earnings before interest, tax expense, depreciation and amortization ("Park EBITDA") improved as a result of increased revenues due to growth of approximately 1.6% in attendance and 2.1% in total revenue per capita (representing total revenue divided by total attendance). Our cash operating costs increased primarily as a result of (i) increases in salaries, wages and benefits resulting from an increase in operating days during the year ended December 31, 2013 relative to the year ended December 31, 2012, (ii) our assumption of the operations of many in-park concessions that were previously operated by third parties and (iii) the increase in the costs associated with ongoing litigation, including the $3.0 million reserve for estimated litigation costs, net of expected insurance recoveries, related to the accident at our park in Arlington, Texas. These cost increases were partially offset by (i) reduced employee incentive and benefit costs, (ii) reduced operating tax expenses and (iii) reduced worker's compensation claims.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies
The process of preparing our consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires the use of estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. These estimates and judgments are based on historical experience, future expectations and other factors and assumptions we believe to be reasonable under the circumstances. Results may differ significantly from these estimates. The most significant estimates and judgments are reviewed on an ongoing basis and revised when necessary. The following discussion addresses the items we have identified as our critical accounting estimates. See Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion of these and other accounting policies.
Property and Equipment
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
Valuation of Long-Lived Assets
Long-lived assets totaled $2,224.0 million as of December 31, 2013, consisting of property and equipment ($1,231.7 million), goodwill ($630.2 million) and other intangible assets ($362.1 million).
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit)). Accordingly, no impairment has been required.
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
We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets, generally at the park level, to future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
Accounting for Income Taxes
As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and recognition of our deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets (primarily net operating loss carryforwards) will be recovered by way of offset against taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect such amount as income tax expense or benefit in the consolidated statements of operations.
Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $190.3 million and $177.4 million as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards and tax credits, before they expire. The valuation allowance as of December 31, 2013 and 2012 is primarily related to state net operating loss carryforwards that cannot be used because we no longer have operations in the states where they were generated. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance which could materially impact our consolidated financial position and results of operations.
Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. See Note 3(p) to the Consolidated Financial Statements included elsewhere in this Annual Report. Due to an increase in our profitability, we are able to project future taxable income and further assess our valuation allowance.
Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled anytime after the initial term. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, membership and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. As of December 31, 2013, deferred revenue was primarily comprised of (i) advance sales of season pass and other admissions for the 2014 operating season, (ii) the unredeemed portion of the initial term of the membership program that will be recognized in 2014, (iii) sponsorship revenue that will be recognized in 2014 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the 2013 operating season that was redeemed through the completion of the 2013 operating season, which ended the first week of 2014.
Recent Events
On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). Also, on December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue the 2021 Notes, (ii) use $350.0 million of the proceeds of the 2021 Notes issuance to repay the $72.2 million that was outstanding under the Tranche A Term Loan facility (the "Term Loan A") and $277.8 million of the outstanding balance of the Tranche B Term Loan facility (the "Term Loan B"), (iii) use the remaining $450.0 million of proceeds from the 2021 Notes issuance for share repurchases and other corporate matters, and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points. In connection with the 2012 Credit Facility

Amendment, the issuance of the 2021 Notes and the repayment of the Term Loan A and a portion of the Term Loan B, we recorded a $0.6 million loss on debt extinguishment for the year ended December 31, 2012.
On May 8, 2013, Holdings' Board of Directors approved a two-for-one stock split of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 12, 2013. The additional shares of common stock in connection with the stock split were distributed on June 26, 2013. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the two-for-one stock split.
On December 23, 2013, we entered into an amendment to the 2011 Credit Facility (the "2013 Credit Facility Amendment") that reduced the overall borrowing rate on the Term Loan B by 50 basis points through (i) a 25 basis point reduction in the applicable margin from 3.00% plus LIBOR to 2.75% plus LIBOR and (ii) a 25 basis point reduction in the minimum LIBOR rate from 1.00% to 0.75%. Additionally, the 2013 Credit Facility Amendment permits us to use up to $200.0 million of our excess cash on hand, over time, for general corporate purposes, including potential share repurchases. In connection with this amendment, we capitalized $2.4 million of debt issuance costs directly associated with the issuance of the amendment and recorded a $0.8 million loss on debt extinguishment as portions of the Term Loan B were retired and subsequently repurchased by certain lenders.
During the year ended December 31, 2013, we acquired the noncontrolling equity interests held by non-affiliated parties in HWP Development, LLC ("HWP"). Prior to the acquisition, our ownership interest in the HWP joint venture was approximately 49%. See Notes 3(a) and 6 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.
One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. Holdings' Board of Directors has since increased the quarterly cash dividend multiple times. In February 2012, the quarterly cash dividend was raised from $0.03 per share of common stock to $0.30 per share of common stock. In October 2012, the quarterly cash dividend was raised from $0.30 per share of common stock to $0.45 per share of common stock. In November 2013, the quarterly cash dividend was further raised from $0.45 per share of common stock to $0.47 per share of common stock.
On December 11, 2012, Holdings’ Board of Directors approved the Third Stock Repurchase Plan, which permitted Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock over a three-year period. As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the Third Stock Repurchase Plan. On November 20, 2013, Holdings’ Board of Directors approved the Fourth Stock Repurchase Plan, which permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock. As of February 18, 2014, Holdings has repurchased 154,000 shares at a cumulative price of approximately $5.6 million and an average price per share of $36.10 under the Fourth Stock Repurchase Plan.

Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except per capita data)	2013	2012	2011	2013 vs 2012	2012 vs 2011
Total revenue	$1,109,930	$1,070,332	$1,013,174	4%	6%
Operating expenses	417,482	411,679	397,874	1%	3%
Selling, general and administrative	189,218	225,875	215,059	(16)%	5%
Cost of products sold	86,663	80,169	77,286	8%	4%
Depreciation and amortization	128,075	148,045	168,999	(13)%	(12)%
Loss on disposal of assets	8,579	8,105	7,615	6%	6%
Gain on sale of investee	—	(67,319)	—	N/M	N/M
Interest expense, net	74,145	46,624	65,217	59%	(29)%
Equity in loss of investee	—	2,222	3,111	N/M	(29)%
Loss on debt extinguishment	789	587	46,520	34%	N/M
Other expense, net	1,234	612	73	102%	N/M
Restructure (recovery) costs, net	—	(47)	25,086	N/M	N/M
Income from continuing operations before reorganization items and income taxes	203,745	213,780	6,334	(5)%	3,275%
Reorganization items, net	(180)	2,168	2,455	(108)%	(12)%
Income from continuing operations before income taxes	203,925	211,612	3,879	(4)%	5,355%
Income tax expense (benefit)	47,601	(184,154)	(8,065)	(126)%	N/M
Income from continuing operations	$156,324	$395,766	$11,944	(61)%	3,214%

Other Data:
Attendance	26,149	25,735	24,295	2%	6%
Total revenue per capita	$42.45	$41.59	$41.70	2%	—%
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Revenue
Revenue for the year ended December 31, 2013 totaled $1,109.9 million, a 4% increase compared to $1,070.3 million for the year ended December 31, 2012. The increase in revenue was primarily attributable to an $0.86, or 2%, increase in total revenue per capita, which is calculated as total revenue divided by total attendance, as well as a 2% increase in attendance. The increase in attendance was primarily driven by increased season pass unit sales and sales of our new membership program, which was launched in 2013, as well as the successful introduction and marketing of our strong 2013 lineup of new rides and attractions. The increase in attendance includes the adverse impact of cooler temperatures and increased precipitation, and the accident that occurred at our park in Arlington, Texas. Total per capita guest spending, which excludes sponsorships, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $0.77, or 2%, to $40.18 during the year ended December 31, 2013 from $39.41 during the year ended December 31, 2012. During the year ended December 31, 2012, we received business interruption insurance proceeds from a claim relating to Hurricane Irene totaling $3.0 million. Excluding the insurance proceeds benefit, total guest spending per capita increased $0.89, or 2%, during the year ended December 31, 2013.
Admissions revenue per capita increased $0.62, or 3%, during the year ended December 31, 2013 relative to the year ended December 31, 2012. The increase in admissions revenue per capita was primarily driven by higher pricing, including reduced discounts and strong sales of our premium-priced gold season passes and memberships, partially offset by (i) continued increases in the season pass and membership attendance mix, which lowers admission revenue per capita but increases overall admissions revenue and (ii) the ticket-related portion of the Hurricane Irene insurance proceeds received in the prior year. Non-admissions per capita guest spending increased $0.15, or 1%, during the year ended December 31, 2013 relative to the year ended December 31, 2012, primarily as a result of increased food, beverage and Flash Pass sales partially offset by the increase in season pass and membership attendance mix, a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking, as well as the non-admissions related portion of the Hurricane Irene insurance proceeds received in the prior year. Excluding the insurance proceeds benefit, admissions revenue per capita increased $0.68, or 3%, and non-admissions revenue per capita guest spending increased $0.21, or 1%.

Operating expenses
Operating expenses for the year ended December 31, 2013 increased $5.8 million, or 1%, relative to the year ended December 31, 2012. The increase in operating expenses was primarily driven by (i) a $3.0 million increase in repair and maintenance, utility and rent costs, (ii) a $2.7 million increase in salaries, wages and benefits resulting from an increase in operating days during the year ended December 31, 2013 relative to the year ended December 31, 2012 and our assumption of the operations of many in-park concessions that were previously operated by third parties and (iii) an expense reduction of $1.0 million in the prior year related to the favorable settlement of potential claims at two of our parks. These increases were partially offset by a $1.3 million reduction in operating tax expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2013 decreased $36.7 million, or 16%, compared to the year ended December 31, 2012, primarily as a result of a $42.2 million reduction in salaries, wages and benefits, primarily related to reduced stock-based compensation as well as a $1.4 million reduction in consulting services. These reductions were partially offset by a $4.5 million increase in our reserves for ongoing litigation, which includes the $3.0 million reserve related to the accident that occurred at our park in Arlington, Texas, and a $2.2 million decrease resulting from the favorable settlement of an old property claim and proceeds received from a class action settlement, both of which occurred in the prior year.
Cost of products sold
Cost of products sold for the year ended December 31, 2013 increased $6.5 million, or 8%, compared to the year ended December 31, 2012, primarily as a result of the increased costs related to our assumption of operations of many in-park concessions that were previously operated by third parties as well as increased food, beverage, retail and games sales.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2013 decreased $20.0 million, or 13%, compared to the year ended December 21, 2012. The continued reduction in depreciation and amortization expense is primarily the result of annual depreciation expense outpacing annual capital expenditures in recent years. Additionally, certain property and equipment became fully amortized or depreciated during 2012, which also contributed to the reduction in depreciation and amortization expense during the year ended December 31, 2013.
Loss on disposal of assets
Loss on disposal of assets increased by $0.5 million, or 6%, for the year ended December 31, 2013 relative to the year ended December 31, 2012, as a result of the disposal of assets during the current year in conjunction with the implementation of our ongoing capital program.
Gain on sale of investee
We recognized a $67.3 million gain on the sale of an investee in conjunction with the sale of our interest in dick clark productions, inc. ("DCP") in September 2012. The $2.2 million equity in loss of investee for the year ended December 31, 2012 included our portion of the loss of DCP prior to the sale of our interest. See Note 6 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.
Interest expense, net
Interest expense, net increased $27.5 million, or 59%, for the year ended December 31, 2013 relative to the year ended December 31, 2012 as a result of the incremental interest on a higher debt balance outstanding as a result of the 2021 Notes that were issued in December 2012.
Loss on debt extinguishment
The $0.8 million loss on debt extinguishment for the year ended December 31, 2013 was recognized in conjunction with the 2013 Credit Facility Amendment. The $0.6 million loss on debt extinguishment for the year ended December 31, 2012 was recognized on the repayment in full and termination of the $72.2 million Term Loan A and the partial repayment of $277.8 million of the Term Loan B in conjunction with the 2012 Credit Facility Amendment. See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.

Income tax expense (benefit)
Income tax expense increased $231.8 million, or 126%, for the year ended December 31, 2013 compared to the year ended December 31, 2012 primarily as a result of the release of our valuation allowance that we had on certain of our deferred tax assets prior to 2012. We released the valuation allowance in 2012 because the taxable income generated in 2012 and our future taxable income projections showed utilization of the majority of our federal net operating loss ("NOL") carryforwards and partial utilization of our state NOL carryforwards before they expired. As a result, we believed that it was more likely than not that we would utilize our deferred tax assets prior to their expiration. As of December 31, 2013, we estimate we had approximately $0.8 billion of NOL carryforwards for federal income tax purposes and $5.0 billion of NOL carryforwards for state income tax purposes.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Revenue
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
Admissions revenue per capita increased $0.11 (0%) in 2012 compared to the prior year, and primarily reflects a 6% increase in attendance (largely due to season pass visitation, which lowers per capita spending but increases overall admissions revenue), that was partially offset by (i) increased prices and reduced discounts and (ii) the ticket-related portion of the Hurricane Irene insurance proceeds in the prior year period. The increase in attendance drove increased revenues from food and beverage, rentals, retail, parking and other guest services, but the increased mix of season pass attendance and the negative foreign currency exchange rate impact related to our parks in Mexico City and Montreal resulted in a $0.04 (0%) decrease in non-admissions per capita guest spending in 2012, including the non-admission portion of the insurance proceeds. The non-admissions per capita spending was negatively impacted by $0.10 of foreign currency exchange fluctuation at our parks in Mexico City and Montreal.
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
Selling, general and administrative expenses
Selling, general and administrative expenses for 2012 increased $10.8 million (5%) compared to 2011. The increase primarily reflects an increase in salaries, wages and benefits ($16.0 million) primarily related to an ($8.6 million) increase in stock-based compensation, partially offset by (i) reduced insurance costs ($2.2 million), (ii) the favorable settlement of an old property claim ($1.3 million), (iii) a decrease in advertising expense ($0.7 million) and (iv) a favorable exchange rate impact at our parks in Mexico City and Montreal ($0.6 million).
Costs of products sold
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

Depreciation and amortization expense
Depreciation and amortization expense for 2012 decreased $21.0 million (12%) compared to 2011. The decrease in depreciation and amortization expense is attributable to assets that were fully depreciated and amortized in 2012 as compared to 2011.
Loss on disposal of assets
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
Interest expense, net
Interest expense, net, for 2012 decreased $18.6 million (29%) compared to 2011, primarily reflecting reduced interest rates resulting from the December 2011 debt refinancing transaction, partially offset by increased interest expense resulting from the 2021 Notes issuance that closed in December 2012.
Equity in loss of investee
The $0.9 million decrease in equity in loss of investee in 2012 compared to 2011 is attributable to selling our interest in DCP in September 2012.
Loss on debt extinguishment
The $0.6 million loss on debt extinguishment in 2012 was recognized on the repayment in full and termination of the $72.2 million Term Loan A and the partial repayment of $277.8 million of the Term Loan B during the 2012 Credit Facility Amendment. The $46.5 million loss on debt extinguishment in 2011 was primarily the result of the repayment in full and termination of the $950.0 million senior term loan from the prior facility and the termination of the TW Loan in December 2011 in conjunction with the 2011 Credit Facility.
Restructure recovery (costs)
During 2012 we recovered the remaining restructure costs that were accrued in 2011. During 2011, restructure costs incurred were attributable to a $23.7 million settlement reached with our former Executive Vice President and Chief Financial Officer in May 2011. During 2011, we recorded $25.1 million of restructuring charges for the aforementioned settlement and related costs after consideration of amounts previously accrued.
Reorganization items, net
During 2012 and 2011, we incurred $2.2 million and $2.5 million, respectively, of reorganization items for costs and expenses directly related to the reorganization including fees associated with advisors to the Debtors, certain creditors and the creditors' committee. As of December 31, 2012 all of our Chapter 11 cases are closed and there should be minimal reorganization costs, if any, in future periods.
Income tax (benefit) expense
Income tax benefit was $184.2 million in 2012 and $8.1 million for 2011. The 2012 benefit was the result of the release of our valuation allowance that we had on certain of our deferred tax assets. We released the valuation allowance because of our 2012 taxable income generated and our future taxable income projections showed utilization of the majority of our federal net operating loss ("NOL") carryforwards and partial utilization of our state NOL carryforwards before they expired. As a result, we believe that it is more likely than not that we will utilize our deferred tax assets prior to their expiration. The benefit in 2011 was primarily related to reflecting the utilization of NOL carryforwards during 2011. At December 31, 2012, we estimate we had approximately $0.9 billion of NOL carryforwards for federal income tax purposes and $4.7 billion of NOL carryforwards for state income tax purposes.

Liquidity, Capital Commitments and Resources
General
Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends, payments to our partners in the Partnership Parks and common stock repurchases. During the years ended December 31, 2013, 2012 and 2011, Holdings paid $176.2 million, $148.3 million and $9.8 million, respectively, in cash dividends on its common stock. In February 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.03 per share of common stock to $0.30 per share. In October 2012, Holdings' Board of Directors further increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share. In November 2013, Holdings' Board of Directors again increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $185.0 million in cash dividends on our common stock during the 2014 calendar year.
In February 2011, we initiated a stock repurchase program that permitted Holdings to repurchase up to $60 million in shares of Holdings' common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.
On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). During the twelve months ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million under the Second Stock Repurchase Plan. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.
On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "Third Stock Repurchase Plan"). As of December 31, 2013, Holdings has repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the Third Stock Repurchase Plan.
On November 20, 2013, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock (the “Fourth Stock Repurchase Plan”). As of February 14, 2014, Holdings has repurchased 154,000 shares at a cumulative price of approximately $5.6 million and an average price per share of $36.10 under the Fourth Stock Repurchase Plan.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash and amounts available under the 2011 Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal cash taxes for the next three to four years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, that could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the $200.0 million revolving loan facility (the "Revolving Loan") portion of the 2011 Credit Facility or be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.
As of December 31, 2013, our total indebtedness, net of discount, was approximately $1,400.6 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2014, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $65.0 million during both 2014 and 2015. Under the 2011 Credit Facility, approximately 96% of the amount outstanding under the Term Loan B is not due until 2018.
As of December 31, 2013, we had approximately $169.3 million of unrestricted cash and $181.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9% of revenues on capital expenditures during the 2014 calendar year.
During the year ended December 31, 2013, net cash provided by operating activities before reorganization items was $369.0 million. Net cash used in investing activities during the year ended December 31, 2013 was $102.3 million, consisting primarily of capital expenditures. Net cash used in financing activities during the year ended December 31, 2013 was $725.1 million, primarily attributable to stock repurchases totaling $523.6 million, the payment of $176.2 million in cash dividends and distributions of $37.5 million to our noncontrolling interests. These uses of cash were partially offset by $30.9 million in proceeds from the exercise of stock options. The source of the funds for the majority of the stock repurchases was from the issuance of the 2021 Notes.
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
Long-Term Debt
Our total debt as of December 31, 2013 was $1,400.6 million, which included $800.0 million of the 2021 Notes, $569.9 million outstanding under the 2011 Credit Facility and $30.7 million outstanding under the HWP Refinance Loan. See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report for further information on our debt obligations.
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2013, our share of the distribution will be approximately $29.2 million), (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to Consolidated Financial Statements included elsewhere in this Annual Report for additional information.

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
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We had guaranteed the payment of a $32.2 million construction term loan incurred by HWP Development LLC ("HWP") for the purpose of financing the construction and development of a hotel and indoor water park located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006. On November 5, 2007, we refinanced the loan with a $33.0 million term loan (the "Refinance Loan") ($30.7 million and $31.1 million of which was outstanding as of December 31, 2013 and 2012, respectively), the proceeds of which were used to repay the existing loan. In connection with the refinancing, we provided a limited guarantee of the loan, which would become operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member. As additional security for the Refinance Loan, we provided a $1.0 million letter of credit. During the year ended December 31, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2013:

	Payment Due by Period
(Amounts in thousands)	2014	2015 - 2016	2017 - 2018	2019 and beyond	Total
Long term debt — including current portion (1)	$6,269	$12,709	$588,061	$800,000	$1,407,039
Interest on long-term debt (2)	65,283	129,719	124,735	105,000	424,737
Real estate and operating leases (3)	6,141	12,116	9,704	151,286	179,247
Purchase obligations (4)	126,312	8,600	8,300	8,000	151,212
Total	$204,005	$163,144	$730,800	$1,064,286	$2,162,235
________________________________________

(1)	Payments are shown at principal amount. See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2013.

(3)
Assumes for lease payments based on a percentage of revenues, future payments at 2013 revenue levels. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2013.

(4)
Represents obligations as of December 31, 2013 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2020) and new rides and attractions. Of the amount shown for 2014, approximately $76.1 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2013 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2013, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items. None of the park-level obligations are individually material.

Other Obligations
During the years ended December 31, 2013, 2012 and 2011, we made contributions to our defined benefit pension plan of $6.0 million, $6.1 million and $3.7 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $6.0 million in 2014 to our pension plan based on the 2013 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2014, and our estimated expense for employee health insurance for 2014 is $13.8 million. See Note 13 to the Consolidated Financial Statements included elsewhere in this Annual Report for more information on our pension benefit plan.
The vast majority of our capital expenditures in 2014 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of revenues on capital expenditures during the 2014 calendar year.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2013. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We are party to various legal actions arising in the normal course of business. See "Legal Proceedings" and Note 15 to the Consolidated Financial Statements included elsewhere in this Annual Report for information on certain significant litigation.
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
In March 2012, we entered into a floating-to-fixed interest rate agreement with a notional amount of $470.0 million in order to limit exposure to an increase in the LIBOR interest rate of the Term Loan B (see Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report). Our Term Loan B borrowings bear interest on LIBOR plus an applicable margin. The interest rate agreement capped the LIBOR component of the interest rate at 1.00%. The term of the agreement began in March 2012 and expires in March 2014. Upon executing the agreement, we designated and documented the interest rate agreement as a cash flow hedge.
The following analysis presents the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2013. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2013, we had total debt of $1,400.6 million, of which $1,300.7 million represents fixed-rate debt, after giving effect to the floating-to-fixed interest rate agreement that we put in place in March 2012 (see Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report). The remaining $99.9 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.
Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $1.1 million. See Note 8 to the Consolidated Financial Statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
Recently Issued Accounting Pronouncements
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The amendments in ASU 2013-01 clarify that the disclosure requirements of ASU 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective retrospectively for annual periods beginning on or after January 1, 2013. The adoption of these new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The amendments in ASU 2013-02 require that entities report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective beginning in the first quarter of 2013. The adoption of these new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued Accounting Standards Update No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP. ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will reflect the impact of these amendments beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2014. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations — Market Risks and Sensitivity Analyses" of this Annual Report is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON
James Reid-Anderson President and Chief Executive Officer

/s/ JOHN M. DUFFEY
John M. Duffey Executive Vice President and Chief Financial Officer
February 19, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Six Flags Entertainment Corporation:
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity, comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) . The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Dallas, Texas
February 19, 2014

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands)	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$169,310	$629,208
Accounts receivable, net	51,609	29,523
Inventories	22,172	22,280
Prepaid expenses and other current assets	39,006	37,490
Deferred income taxes	71,761	44,973
Total current assets	353,858	763,474
Property and equipment, net:
Property and equipment, at cost	1,716,975	1,635,190
Accumulated depreciation	(485,292)	(380,561)
Total property and equipment	1,231,683	1,254,629
Other assets:
Debt issuance costs	23,821	26,043
Restricted-use investment securities	1,823	1,218
Deposits and other assets	4,268	4,214
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	362,113	376,565
Total other assets	1,022,273	1,038,288
Total assets	$2,607,814	$3,056,391

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,464	$23,580
Accrued compensation, payroll taxes and benefits	29,277	35,949
Accrued insurance reserves	50,771	35,369
Accrued interest payable	19,598	2,359
Other accrued liabilities	25,988	25,663
Deferred income	60,443	52,703
Current portion of long-term debt	6,269	6,240
Total current liabilities	216,810	181,863
Noncurrent Liabilities:
Long-term debt	1,394,334	1,398,966
Other long-term liabilities	39,934	76,398
Deferred income taxes	145,830	72,557
Total noncurrent liabilities	1,580,098	1,547,921
Total liabilities	1,796,908	1,729,784

Redeemable noncontrolling interests	437,569	437,941

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 94,857,347 and 107,637,524 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively (1)	2,371	1,345
Capital in excess of par value	842,488	904,713
(Accumulated deficit) retained earnings	(438,825)	27,775
Accumulated other comprehensive loss, net of tax	(32,697)	(49,101)
Total Six Flags Entertainment Corporation stockholders' equity	373,337	884,732
Noncontrolling interests	—	3,934
Total equity	373,337	888,666
Total liabilities and equity	$2,607,814	$3,056,391
________________________________________

(1)
Issued and outstanding stock amounts as of December 31, 2012 have been retroactively adjusted to reflect Holdings’ two-for-one stock split in June 2013, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2013	2012	2011
Theme park admissions	$602,204	$576,708	$541,744
Theme park food, merchandise and other	448,547	437,382	413,844
Sponsorship, licensing and other fees	42,179	39,977	42,380
Accommodations revenue	17,000	16,265	15,206
Total revenue	1,109,930	1,070,332	1,013,174
Operating expenses (excluding depreciation and amortization shown separately below)	417,482	411,679	397,874
Selling, general and administrative (including stock-based compensation of $27,034, $62,875 and $54,261 in 2013, 2012 and 2011, respectively, and excluding depreciation and amortization shown separately below)	189,218	225,875	215,059
Costs of products sold	86,663	80,169	77,286
Depreciation	113,682	132,397	150,952
Amortization	14,393	15,648	18,047
Loss on disposal of assets	8,579	8,105	7,615
Gain on sale of investee	—	(67,319)	—
Interest expense	75,044	47,444	66,214
Interest income	(899)	(820)	(997)
Equity in loss of investee	—	2,222	3,111
Loss on debt extinguishment	789	587	46,520
Other expense, net	1,234	612	73
Restructure (recovery) costs, net	—	(47)	25,086
Income from continuing operations before reorganization items, income taxes and discontinued operations	203,745	213,780	6,334
Reorganization items, net	(180)	2,168	2,455
Income from continuing operations before income taxes and discontinued operations	203,925	211,612	3,879
Income tax expense (benefit)	47,601	(184,154)	(8,065)
Income from continuing operations before discontinued operations	156,324	395,766	11,944
Income from discontinued operations	549	7,273	1,201
Net income	156,873	403,039	13,145
Net income attributable to noncontrolling interests	(38,321)	(37,104)	(35,805)
Net income (loss) attributable to Six Flags Entertainment Corporation	$118,552	$365,935	$(22,660)

Amounts attributable to Six Flags Entertainment Corporation:
Income (loss) from continuing operations	$118,003	$358,662	$(23,861)
Income from discontinued operations	549	7,273	1,201
Net income (loss)	$118,552	$365,935	$(22,660)

Weighted-average common shares outstanding (1):
Weighted average common shares outstanding—basic:	96,940	107,684	110,150
Weighted average common shares outstanding—diluted:	100,371	110,936	110,150

Net income (loss) per average common share outstanding—basic (1):
Income (loss) from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.21	$3.33	$(0.22)
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	0.01	0.07	0.01
Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$1.22	$3.40	$(0.21)

Net income (loss) per average common share outstanding—diluted (1):
Income (loss) from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$1.17	$3.23	$(0.22)
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	0.01	0.07	0.01
Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$1.18	$3.30	$(0.21)

Cash dividends declared per common share (1)	$1.82	$1.35	$0.09
________________________________________

(1)
All 2011 and 2012 share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2013, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net income	$156,873	$403,039	$13,145
Other comprehensive income (loss), net of tax in 2013 and 2012:
Foreign currency translation adjustment (1)	(1,341)	4,516	(9,154)
Defined benefit retirement plan (2)	17,427	(3,204)	(36,566)
Change in cash flow hedging (3)	318	(501)	—
Other comprehensive income (loss), net of tax in 2013 and 2012	16,404	811	(45,720)
Comprehensive income (loss)	173,277	403,850	(32,575)
Comprehensive income attributable to noncontrolling interests	(38,321)	(37,104)	(35,805)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$134,956	$366,746	$(68,380)
________________________________________

(1)	Foreign currency translation adjustment presented net of tax benefit of $0.7 million and net of tax expense of $2.4 million for the years ended December 31, 2013 and 2012, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $11.5 million and net of tax benefit of $2.1 million for the years ended December 31, 2013 and 2012, respectively.

(3)	Change in cash flow hedging is reported net of tax expense of $0.2 million and net of tax benefit of $0.3 million for the years ended December 31, 2013 and 2012, respectively.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity

	Common stock (1)		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2010	111,456,436	$697	$818,799	$48,404	$(4,192)	$863,708	$4,455	$868,163
Issuance of common stock	1,023,246	13	9,109	—	—	9,122	—	9,122
Stock-based compensation	—	—	28,479	—	—	28,479	—	28,479
Dividends declared to common shareholders	—	—	—	(9,929)	—	(9,929)	—	(9,929)
Repurchase of common stock	(3,234,746)	(26)	(23,772)	(36,200)	—	(59,998)	—	(59,998)
Two-for-one common stock split	—	682	(682)	—	—	—	—	—
Employee stock purchase plan	38,834	—	578	—	—	578	—	578
Fresh start valuation adjustment for SFOT units purchased	—	—	—	280	—	280	—	280
Net loss	—	—	—	(22,660)	—	(22,660)	—	(22,660)
Net other comprehensive loss	—	—	—	—	(45,720)	(45,720)	—	(45,720)
Purchase of HWP ownership interests	—	—	(399)	17	—	(382)	(602)	(984)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(183)	(183)
Balances at December 31, 2011	109,283,770	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	4,023,232	50	39,983	9	—	40,042	—	40,042
Issuance of restricted stock units	2,786,720	35	31,311	—	—	31,346	—	31,346
Stock-based compensation	—	—	62,556	—	—	62,556	—	62,556
Dividends declared to common shareholders	—	—	—	(149,111)	—	(149,111)	—	(149,111)
Repurchase of common stock	(8,498,568)	(106)	(62,455)	(169,423)	—	(231,984)	—	(231,984)
Employee stock purchase plan	42,370	—	1,206	—	—	1,206	—	1,206
Fresh start valuation adjustment for SFOG and SFOT units purchased	—	—	—	453	—	453	—	453
Net income	—	—	—	365,935	—	365,935	—	365,935
Net other comprehensive income, net of tax	—	—	—	—	811	811	—	811
Net income attributable to noncontrolling interest	—	—	—	—	—	—	264	264
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$27,775	$(49,101)	$884,732	$3,934	$888,666
Issuance of common stock	2,700,793	63	29,706	—	—	29,769	—	29,769
Forfeiture of restricted stock units	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,829	—	—	26,829	—	26,829
Dividends declared to common shareholders	—	—	—	(175,989)	—	(175,989)	—	(175,989)
Repurchase of common stock	(15,507,348)	(235)	(113,997)	(409,357)	—	(523,589)	—	(523,589)
Two-for-one common stock split	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	36,098	1	1,295	—	—	1,296	—	1,296
Fresh start valuation adjustment for SFOT units and HWP ownership interests purchased	—	—	—	84	—	84	—	84
Net income	—	—	—	118,552	—	118,552	—	118,552
Net other comprehensive income, net of tax	—	—	—	—	16,404	16,404	—	16,404
Purchase of HWP ownership interests	—	—	(4,861)	110	—	(4,751)	(4,803)	(9,554)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	869	869
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337	$—	$373,337
________________________________________

(1)
All 2011 and 2012 common stock amounts have been retroactively adjusted to reflect Holdings' two-for-one common stock split in June 2013, as described in Note 12 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Cash flow from operating activities:
Net income	$156,873	$403,039	$13,145
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	128,075	148,045	168,999
Reorganization items, net	(180)	2,168	2,455
Stock-based compensation	27,034	62,875	54,261
Interest accretion on notes payable	1,252	1,201	1,870
Loss on debt extinguishment	789	587	46,520
Amortization of debt issuance costs	4,285	2,411	7,751
Other, including loss on disposal of assets	10,320	8,247	7,168
Gain on sale of investee	—	(67,319)	—
(Increase) decrease in accounts receivable	(22,146)	(10,497)	844
Increase in inventories, prepaid expenses and other current assets	(2,062)	(2,352)	(549)
Decrease in deposits and other assets	473	5,439	6,151
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	12,147	12,455	817
Increase (decrease) in accrued interest payable	17,239	1,288	(2,342)
Deferred income tax expense (benefit)	34,915	(194,167)	(14,701)
Net cash provided by operating activities before reorganization activities	369,014	373,420	292,389
Net cash used in reorganization activities	(332)	(1,788)	(17,452)
Total net cash provided by operating activities	368,682	371,632	274,937
Cash flow from investing activities:
Additions to property and equipment	(101,853)	(99,989)	(91,680)
Property insurance recovery	—	1,494	536
Purchase of identifiable intangible assets	(75)	—	—
Acquisition of theme park assets	—	—	(25)
Purchase of restricted-use investments	(621)	(706)	—
Maturities of restricted-use investments	16	—	2,425
Proceeds from sale of DCP	—	69,987	—
Proceeds from sale of assets	230	1,557	216
Net cash used in investing activities	(102,303)	(27,657)	(88,528)
Cash flow from financing activities:
Repayment of borrowings	(6,276)	(353,230)	(959,412)
Proceeds from borrowings	—	800,000	934,400
Payment of debt issuance costs	(2,660)	(16,878)	(16,584)
Net proceeds from issuance of common stock	30,860	40,929	9,700
Stock repurchases	(523,589)	(231,984)	(59,998)
Payment of cash dividends	(176,171)	(148,286)	(9,791)
Purchase of HWP ownership interests	(9,554)	—	(984)
Purchase of redeemable noncontrolling interest	(288)	(2,033)	(948)
Noncontrolling interest distributions	(37,452)	(36,840)	(35,988)
Net cash (used in) provided by financing activities	(725,130)	51,678	(139,605)
Effect of exchange rate on cash	(1,147)	2,128	(2,438)
(Decrease) increase in cash and cash equivalents	(459,898)	397,781	44,366
Cash and cash equivalents at beginning of period	629,208	231,427	187,061
Cash and cash equivalents at end of period	$169,310	$629,208	$231,427

Supplemental cash flow information
Cash paid for interest	$52,268	$42,545	$58,935
Cash paid for income taxes	$13,768	$9,435	$7,945

See accompanying notes to Consolidated Financial Statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, after giving effect to disposition of parks discussed herein, 16 parks are located in the United States, one park is located in Mexico City, Mexico and one park is located in Montreal, Canada.
On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our current parks are branded as "Six Flags" parks.

2.	Chapter 11 Reorganization
On June 13, 2009, Six Flags, Inc. (“SFI”) and certain of its domestic subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United Stated Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) (Case No. 9-12019) (the “Chapter 11 Filing”). SFI’s subsidiaries that own interests in Six Flags Over Texas (“SFOT”) and Six Flags Over Georgia (including Six Flags White Water Atlanta) (“SFOG” and together with SFOT, the “Partnership Parks”) and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.
On April 30, 2010, the Bankruptcy Court entered an order confirming the Debtors' Modified Fourth Amended Joint Plan of Reorganization and the Debtors emerged from Chapter 11. Pursuant to the reorganization plan, all of SFI’s common stock and other equity and debt securities were canceled as of April 30, 2010. Pursuant to the reorganization plan, all of SFI’s common stock and other equity and debt securities were canceled as of April 30, 2010. Also on April 30, 2010, but after the reorganization plan became effective and prior to the issuance of securities under the reorganization plan, SFI changed its corporate name to Six Flags Entertainment Corporation ("Holdings"). On April 30, 2010, Holdings issued an aggregate of 109,555,556 shares of common stock at $0.025 par value, as adjusted to reflect the two-for-one stock splits in June 2011 and June 2013. In conjunction with the emergence from Chapter 11 and in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 852, Reorganizations ("FASB ASC 855"), we adopted fresh start accounting, pursuant to which the Company’s estimated fair value was allocated to its underlying assets and liabilities, which results in financial statements that are not comparable to financial statements for periods prior to emergence.
FASB ASC 852 requires separate disclosure of reorganization items such as realized gains and losses from the settlement of liabilities subject to compromise, provisions for losses resulting from the reorganization of the business, as well as professional fees directly related to the process of reorganizing the Debtors under the Bankruptcy Code. The Debtors' reorganization items consisted of the following during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
(Recoveries) costs and expenses directly related to the reorganization	$(180)	$2,168	$2,455
Costs and expenses directly related to the reorganization primarily include professional fees associated with advisors to the Debtors, certain creditors and the creditors' committee.
Net cash paid for reorganization items, constituting professional fees and finance fees, totaled $0.3 million, $1.8 million and $17.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

3.	Summary of Significant Accounting Policies

(a)	Basis of Presentation
The Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own the Partnership Parks, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. On September 30, 2013, we acquired the noncontrolling equity interests held by non-

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

affiliated parties in HWP Development, LLC ("HWP"), with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. Prior to the acquisition, we consolidated HWP as a subsidiary as we had the power to direct the activities that most significantly impacted HWP's economic performance and we had the obligation to absorb losses and receive benefits from HWP that could have been significant to HWP. The equity interests in HWP owned by non-affiliated parties prior to the acquisition were reflected in the accompanying consolidated balance sheet as noncontrolling interest. The portion of earnings or loss from each of the entities attributable to non-affiliated parties is reflected as net income (loss) attributable to noncontrolling interests in the accompanying consolidated statements of operations. See Note 6 for further discussion.
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

(c)	Fair Value Measurement
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

(d)	Cash Equivalents
Cash equivalents were not significant as of December 31, 2013. Cash equivalents of $495.0 million as of December 31, 2012, consisted of short-term highly liquid investments with a remaining maturity as of purchase date of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their purchase date of three months or less to be cash equivalents.

(e)	Inventories
Inventories are stated at weighted average cost or market value and primarily consist of products for resale including merchandise and food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a valuation allowance for slow moving inventory of $1.2 million and $0.7 million as of December 31, 2013 and 2012, respectively.

(f)	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $21.5 million and $23.0 million of spare parts inventory for existing rides and attractions as of December 31, 2013 and 2012, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

(g)	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2013 and 2012, we had $1.6 million and $1.4 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $61.2 million, $61.5 million and $62.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

(h)	Debt Issuance Costs
We capitalize costs related to the issuance of debt. In connection with the amendment of our 2011 Credit Facility in December 2013, we capitalized $2.4 million of debt issuance costs directly associated with the issuance of the amendment. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.3 million, $2.4 million and $7.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

(i)	Property and Equipment
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
The estimated useful lives of the assets are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

(j)	Goodwill and Intangible Assets
The following table reflects our intangible assets and accumulated amortization:

	December 31,
(Amounts in thousands)	2013	2012
Indefinite-lived intangible assets:
Trade names, trademarks and other	$344,075	$344,000
Accumulated amortization	—	—
Total indefinite-lived intangible assets	$344,075	$344,000

Finite-lived intangible assets:
Third party licensing rights	$24,361	$24,361
Accumulated amortization	(8,809)	(6,407)
Total third party licensing rights	$15,552	$17,954
Sponsorship agreements	$—	$43,000
Accumulated amortization	—	(31,273)
Total sponsorship agreements	$—	$11,727
Other identifiable intangibles	$3,346	$3,576
Accumulated amortization	(860)	(692)
Total other identifiable intangibles	$2,486	$2,884
Total finite-lived intangible assets, cost	$27,707	$70,937
Total accumulated amortization	(9,669)	(38,372)
Total finite-lived intangible assets, net	$18,038	$32,565

Total intangible assets, net	$362,113	$376,565
Our intangible assets with identifiable useful lives are amortized on a straight-line basis over their estimated useful lives. We expect that amortization expense on our existing intangible assets subject to amortization will average approximately $2.6 million over each of the next five years. The weighted average useful life of the third party licensing rights is 10 years.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

(k)	Valuation of Long-Lived Assets
Long-lived assets totaled $2,224.0 million as of December 31, 2013, consisting of property and equipment ($1,231.7 million), goodwill ($630.2 million) and other intangible assets ($362.1 million). With our adoption of fresh start accounting upon emergence, assets were revalued based on the fair values of long-lived assets.
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if indicators are identified that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit)). In September 2012, the FASB amended FASB ASC 350 which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the asset is impaired. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived trade name intangible as of December 31, 2013. Based on the results of our qualitative analysis, we determined that it was more likely than not that our trade name was not impaired. Accordingly, no impairment was required on our goodwill or indefinite-lived intangible assets.
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
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled anytime after the initial term. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, membership and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Total sales of multi-use admissions in excess of redemptions are recognized in deferred revenue. As of December 31, 2013, deferred revenue was primarily comprised of (i) advance sales of season pass and other admissions for the 2014 operating season, (ii) the unredeemed portion of the initial term of the membership program that will be recognized in 2014, (iii) sponsorship revenue that will be recognized in 2014 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the 2013 operating season that will be redeemed throughout the completion of the 2013 operating season during the first week of 2014.

(m)	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2013, 2012 and 2011, the allowance for doubtful accounts and the related bad debt expense were not significant.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

(n)	Derivative Instruments and Hedging Activities
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

(o)	Commitments and Contingencies
We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits or claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. In addition to matters in which it is believed that losses are probable, disclosure is also provided for matters in which the likelihood of an unfavorable outcome is at least reasonably possible but for which a reasonable estimate of loss or range of loss is not possible. Legal fees are expensed as incurred. See Note 15 for further discussion.

(p)	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $190.3 million and $177.4 million and as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. During the fourth quarter of 2012, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012. Our 2012 results, coupled with our projected taxable income over the foreseeable future, gave us comfort that we would be able to utilize all of our federal net operating loss carryforwards before they expire. See Note 11.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2013, we had no accrued interest and penalties liability.
Beginning in 2006, we no longer permanently reinvested foreign earnings, therefore, United States deferred income taxes have been provided on foreign earnings.

(q)	Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) applicable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

common share is computed by dividing net income (loss) applicable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. Computations for basic and diluted earnings (loss) per share were retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split described in Note 12. See Note 14 for further discussion of earnings (loss) per common share.

(r)	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, "Awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan originally provided for the issuance of no more than 19,333,332 shares of common stock of Holdings, as adjusted to reflect the 2011 Stock Split and the 2013 Stock Split. In May 2012, our stockholders approved an amended and restated Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan to 28,133,332, as adjusted to reflect the 2013 Stock Split.
During the years ended December 31, 2013, 2012 and 2011, stock-based compensation expense related to the Long-Term Incentive Plan was $26.8 million, $62.6 million and $54.1 million, respectively.
As of December 31, 2013, options to purchase approximately 7,910,000 shares of common stock of Holdings and approximately 351,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 5,083,000 shares were available for future grant.
Stock Options
Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options. Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant. While certain stock options are subject to acceleration in connection with a change in control, options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a ten-year term. Generally, the unvested portion of stock option awards is forfeited upon termination of employment. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.
The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption. Expected volatility of options granted prior to 2013 was based on the historical volatility of similar companies' common stock for a period equal to the stock option's expected term, calculated on a daily basis. Expected volatility of options granted in 2013 was based two-thirds on the historical volatility of similar companies' common stock and one-third on our historical volatility for a period equal to the stock option's expected term, calculated on a daily basis. The expected dividend yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

The following weighted-average assumptions were utilized in the Black-Scholes model for the stock options granted during the years ended December 31, 2013, 2012 and 2011:

	December 31, 2013		December 31, 2012		December 31, 2011
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.20%	2.03%	1.08%	1.08%	—%	1.68%
Expected life (in years)	6.25	6.25	6.25	6.25	0	6.25
Expected volatility	39.21%	38.98%	44.23%	44.14%	—%	43.68%
Expected dividend yield	5.24%	5.08%	4.51%	3.48%	—%	0.65%
The following table summarizes option activity for the year ended December 31, 2013:

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2012	9,436	$15.04
Granted	1,244	$34.30
Exercised	(2,486)	$11.98
Canceled or exchanged	—	$—
Forfeited	(283)	$18.56
Expired	(1)	$15.86
Balance at December 31, 2013	7,910	$18.90	7.73	$141,747
Vested and expected to vest at December 31, 2013	7,615	$18.86	7.73	$136,727
Options exercisable at December 31, 2013	1,692	$14.85	7.26	$37,173
The weighted average grant date fair value of the options granted during the years ended December 31, 2013, 2012 and 2011 was $7.78, $8.07 and $6.91, respectively.
The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $57.1 million, $68.0 million and $6.9 million, respectively. The total fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $18.0 million, $15.7 million and $10.3 million, respectively.
As of December 31, 2013, there was $16.4 million of total unrecognized compensation expense related to option awards, which is expected to be recognized over a weighted-average period of 2.68 years.
Cash received from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011 was $29.8 million, $40.0 million and $9.1 million, respectively.
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
During the year ended December 31, 2011, approximately 10,000 shares of stock were granted to our Chief Executive Officer as part of his 2010 bonus award. In addition to the restricted stock awards granted, during the year ended December 31, 2010 a performance award was established that, based on the EBITDA performance of the Company in 2010 and 2011, resulted in an additional 2,912,000 shares of restricted stock units being granted to certain key employees in February 2012. Such restricted stock units were unvested when granted and originally scheduled to vest upon the completion of the Company's 2012 audit if the EBITDA performance target for 2012 was achieved. Since as of December 2012 it was clear that the Company would exceed the performance target for 2012, Holdings' Board of Directors determined it was in the best interest of the Company to accelerate the vesting of the award by a couple of months to a December 24, 2012 vesting date thereby potentially creating significant tax savings for the individuals that received the award. As of December 31, 2012, all of the compensation expense related to this award had been recognized. In September 2012, our Chief Operating Officer retired and upon his retirement, 82,000 of these shares of restricted stock units were forfeited.
During the year ended December 31, 2011, an additional performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015. The aggregate payout under the performance award to key employees if the target is achieved in 2015 would be 2,650,000 shares but could be more or less depending on the level of achievement and the timing

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

thereof. There has been no stock-based compensation expense recorded for this performance award because it was not deemed probable that we would achieve the specified performance targets as of December 31, 2013. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2013, the total unrecognized compensation expense related to this award at target achievement in 2015 is $97.6 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2013:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Balance at December 31, 2012	694	$9.73
Granted	19	$38.26
Vested	(352)	$10.20
Forfeited	(10)	$8.12
Canceled	—	$—
Non-vested balance at December 31, 2013	351	$10.84
The weighted average grant date fair value per share of stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $38.26, $22.92 and $17.57, respectively.
The total grant date fair value of the stock awards granted during the years ended December 31, 2013, 2012 and 2011 was $0.7 million, $67.3 million and $0.8 million, respectively. The total fair value of stock awards that vested during the years ended December 31, 2013, 2012 and 2011 was $3.6 million, $68.5 million and $4.2 million, respectively.
As of December 31, 2013, there was $0.8 million of total unrecognized compensation expense related to restricted stock and restricted stock unit awards, which is expected to be recognized over a weighted-average period of 0.58 years.
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
During the years ended December 31, 2013 and 2012, approximately 3,000 and 5,000, respectively, DSUs were granted at a weighted-average grant date fair value of $38.26 and $24.20, respectively, per unit. The total grant date fair value of DSUs granted during the years ended December 31, 2013 and 2012, was $0.1 million. During the year ended December 31, 2011, no DSUs were granted.
As of December 31, 2013, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted dividend equivalent rights (DERs) to holders of unvested stock options. As of February 8, 2012, approximately 10.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs will accrue dividends which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash. Generally, holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the stock-based compensation performance award program based on the EBITDA performance of the Company in 2012 - 2015. In August 2012, Holdings' Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

such options. During the twelve months ended December 31, 2013, Holdings' Board of Directors granted approximately 1.2 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options.
The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company's 2012 Annual Meeting of Stockholders of the Company's proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 19,333,332 to 28,133,332. On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance. We recorded $7.6 million and $6.1 million of stock-based compensation for the DER grants during the years ended December 31, 2013 and 2012, respectively.
Employee Stock Purchase Plan
On September 15, 2010 and subject to stockholder approval, Holdings' Board of Directors adopted the Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") under Section 423 of the Internal Revenue Code. On May 4, 2011, our stockholders approved the ESPP and the ESPP became effective. The ESPP allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the 2011 Stock Split and the 2013 Stock Split. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2013, we had 1,883,000 shares available for purchase pursuant to the ESPP.
For the ESPP six-month offering periods ended June 30, 2013 and December 31, 2013, stock-based compensation related to the purchase rights was calculated as the difference between the cost to purchase Holdings' common stock at 90% of the market value of the common stock at the beginning of the six-month offering periods and the cost to purchase Holdings' common stock at the market value of the common stock at the end of the six-month offering periods.
During the years ended December 31, 2013, 2012 and 2011, we recognized $0.2 million, $0.3 million and $0.2 million of stock-based compensation expense relating to the ESPP, respectively.
As of December 31, 2013 and 2012, no purchase rights were outstanding under the ESPP. The total intrinsic value of purchase rights exercised during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.3 million and $0.2 million, respectively.

(s)	Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains (losses) and amortization of prior service costs on our defined benefit retirement plan.

(t)	Redeemable Noncontrolling Interest
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

(u)	Reclassifications
Reclassifications have been made to certain amounts reported in 2012 and 2011 to conform to the 2013 presentation.

(v)	Recent Accounting Pronouncements
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities ("ASU 2013-01"). The amendments in ASU 2013-01 clarify that the disclosure requirements of ASU 2011-11 are limited to derivatives, including bifurcated embedded derivatives, repurchase and reverse repurchase

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

agreements, and securities borrowing and lending transactions that are either offset in the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. ASU 2013-01 is effective retrospectively for annual periods beginning on or after January 1, 2013. The adoption of these new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.
In February 2013, the FASB issued Accounting Standards Update No. 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). The amendments in ASU 2013-02 require that entities report, either on their income statement or in a footnote to their financial statements, the effects on earnings from items that are reclassified out of other comprehensive income. The new accounting rules were effective beginning in the first quarter of 2013. The adoption of these new accounting rules did not have a material effect on our financial condition, results of operations or cash flows.
In February 2013, the FASB issued Accounting Standards Update No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date ("ASU 2013-04"). The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements from which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. ASU 2013-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). The amendments in ASU 2013-05 address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a foreign subsidiary or group of assets. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued Accounting Standards Update No. 013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes ("ASU 2013-10"). The amendments in ASU 2013-10 permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under U.S. GAAP. ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. We do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.
In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ("ASU 2013-11"). The amendments in ASU 2013-11 provide guidance on the financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. We will reflect the impact of these amendments beginning with our Quarterly Report on Form 10-Q for the period ending March 31, 2014. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.

4.	Disposition of Theme Parks
The Consolidated Financial Statements as of and for all periods presented reflect the assets, liabilities and results of operations of the parks we no longer operate as discontinued operations. As of December 31, 2013 and 2012, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 15.
The following are components of the net results of discontinued operations for the indicated periods:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Decrease in contingent liabilities from sale indemnities	$549	$7,273	$1,201
Income from discontinued operations	$549	$7,273	$1,201
Our long-term debt is not directly associated with discontinued operations, and we have not allocated a portion of our interest expense to the discontinued operations.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

5.	Property and Equipment
As of December 31, 2013 and 2012, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2013	2012
Land	$227,335	$227,202
Land improvements	177,654	166,280
Buildings and improvements	264,853	256,967
Rides and attractions	857,426	809,006
Equipment	189,707	175,735
Property and equipment, at cost	1,716,975	1,635,190
Accumulated depreciation	(485,292)	(380,561)
Property and equipment, net	$1,231,683	$1,254,629

6.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represents the non-affiliated parties' share of the assets of the three parks that are less than wholly-owned, including SFOT and SFOG (including Six Flags White Water Atlanta which is owned by the partnership that owns SFOG).
The following table presents a rollforward of redeemable noncontrolling interests in SFOT and SFOG:

(Amounts in thousands)
Balance at December 31, 2011	$440,427
Fresh start accounting fair market value adjustment for purchased units	(453)
Purchases of redeemable units of SFOT and SFOG	(2,033)
Net income attributable to noncontrolling interests	36,840
Distributions to noncontrolling interests	(36,840)
Balance at December 31, 2012	437,941
Fresh start accounting fair market value adjustment for purchased units	(84)
Purchases of redeemable units of SFOT	(288)
Net income attributable to noncontrolling interests	37,452
Distributions to noncontrolling interests	(37,452)
Balance at December 31, 2013	$437,569
See Note 15 for a description of the partnership arrangements applicable to SFOT and SFOG. The redemption value of the partnership units as of December 31, 2013 and 2012 was approximately $372.5 million and $348.2 million, respectively.
Noncontrolling Interests
Noncontrolling interests represent the non-affiliated parties' share of the assets of HWP. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. As of December 31, 2013, HWP was a wholly owned subsidiary. As of December 31, 2012, our ownership interest in the HWP joint venture was approximately 49.0%. The following table presents a rollforward of noncontrolling interests in HWP:

(Amounts in thousands)
Balance at December 31, 2011	$3,670
Net income attributable to noncontrolling interests	264
Balance at December 31, 2012	3,934
Net income attributable to noncontrolling interests	869
Purchase of ownership interests	(4,693)
Fresh start accounting fair market value adjustment for purchased ownership interests	(110)
Balance at December 31, 2013	$—

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Other
During the third quarter of 2012, the venture (of which we held a 39.2% interest) that owned dick clark productions, inc. ("DCP") sold DCP to a third party. We received approximately $70.0 million for our portion of the proceeds from the sale on October 1, 2012 and we received an additional $0.3 million in January 2013 related to the sale of another small investment that was owned by the venture. In connection with the sale, our license to use properties from the DCP library in our parks was terminated. During the year ended December 31, 2012, we recorded a gain of approximately $67.3 million after recovering our $2.5 million investment and $0.5 million related to the license that allowed us to air DCP shows at our parks. A portion of the sale proceeds are being held in escrow pending resolution of certain items related to the sale. If all of these items result in favorable outcomes, we would receive up to $10 million of additional proceeds from the sale. We have not recorded a receivable for any of these additional amounts due to their contingent nature.

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
As of December 31, 2013, approximately $0.3 million of unrealized losses associated with our interest rate contract derivative instrument is expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the year ended December 31, 2013, a nominal amount of hedge ineffectiveness was recorded for the interest rate agreement.

8.	Long-Term Indebtedness
2011 Credit Facility
On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility") with several lenders including Wells Fargo Bank National Association, as administrative agent and related loan and security documentation agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility ("Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility ("Term Loan B" and together with the Term Loan A, the "Term Loans"). In certain circumstances, the Term Loan B could be increased by $300.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the 2011 Credit Facility accrues based on pricing rates corresponding with SFTP's senior secured leverage ratios as set forth in the credit agreement.
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
On December 23, 2013, we entered into an amendment to the 2011 Credit Facility (the "2013 Credit Facility Amendment") that reduced the overall borrowing rate on the Term Loan B by 50 basis points through (i) a 25 basis point reduction in the applicable margin from 3.00% plus LIBOR to 2.75% plus LIBOR and (ii) a 25 basis point reduction in the minimum LIBOR rate from 1.00% to 0.75%. Additionally, the 2013 Credit Facility Amendment permits us to use up to $200.0 million of our excess cash on hand, over time, for general corporate purposes, including potential share repurchases. In connection with the 2013 Credit Facility Amendment, we capitalized $2.4 million of debt issuance costs directly associated with the issuance of the amendment. Additionally, we recorded a $0.8 million loss on debt extinguishment for the year ended December 31, 2013 as portions of the Term Loan B were retired and subsequently repurchased by certain lenders as a part of the amendment.
As of December 31, 2013 and 2012, no advances under the Revolving Loan were outstanding (excluding letters of credit in the amount of $18.8 million and $18.2 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secure leverage ratio. As of

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

December 31, 2013 and 2012, the Revolving Loan unused commitment fee was 0.375% and 0.500%, respectively. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
As of December 31, 2012, the Term Loan A had been fully repaid. Prior to repayment, interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.
As of December 31, 2013 and 2012, $576.4 million and $582.2 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secure leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The interest rate agreement capped the LIBOR component of the interest rate at 1.00% (see Note 7). As of December 31, 2013 and 2012, the applicable interest rate on the Term Loan B was 3.50% and 4.00%. respectively. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal will be due and payable on December 20, 2018.
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
2021 Notes
On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance of the Term Loan B. The remaining proceeds were used for share repurchases. Interest payments of $21.0 million are due semi-annually on January 15 and July 15 (except in 2013 when we only made one interest payment of $22.3 million on July 15 and in 2021 when we will only make one payment of $21.0 million on January 15).
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
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $1.8 million and $1.2 million as of December 31, 2013 and 2012, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
In connection with the issuance of the Refinance Loan, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which becomes operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member and other specified events of default. As additional security for the Refinance

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Loan, we also provided a $1.0 million letter of credit to secure the Refinance Loan. During the year ended December 31, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP.
As a result of the Chapter 11 Filing, the Refinance Loan lender was permitted to accelerate payment thereof and therefore we classified the balance in current portion of long-term debt on the consolidated balance sheets. In July 2012, we received a waiver from the Refinance Loan lender and have reclassified the long-term portion of the Refinance Loan to long-term debt on the 2013 and 2012 consolidated balance sheet.
Long-Term Indebtedness Summary
As of December 31, 2013 and 2012, long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2013	2012
Term Loan B	576,366	582,187
2021 Notes	800,000	800,000
HWP Refinance Loan	30,673	31,128
Net discount	(6,436)	(8,109)
Long-term debt	1,400,603	1,405,206
Less current portion	(6,269)	(6,240)
Total long-term debt	$1,394,334	$1,398,966
As of December 31, 2013, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
Year ending December 31:
2014	$6,269
2015	6,339
2016	6,370
2017	34,983
2018	553,078
Thereafter	800,000
$1,407,039

9.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Park	$121,735	$118,162	$118,887
Corporate	67,483	107,713	96,172
Total selling, general and administrative expenses	$189,218	$225,875	$215,059
Selling, general and administrative expense includes stock-based compensation of $27.0 million, $62.9 million and $54.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

10.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of December 31, 2013 and 2012:

	December 31,
	2013		2012
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,823	$1,823	$1,218	$1,218
Derivative instruments	—	—	32	32
Long-term debt (including current portion)	(1,400,603)	(1,384,603)	(1,405,206)	(1,410,255)
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

•
The fair value of derivative assets is based on market prices that generally are observable for similar assets at commonly quoted intervals and are considered Level 2 fair value measurements. Derivative assets that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets. Derivative assets that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets. See Note 7 for additional information on our derivative instruments and related policies.

•	The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and are considered Level 2 fair value measurements.

11.	Income Taxes
The following table summarizes the components of income tax expense (benefit) from continuing operations for the years ended December 31, 2013, 2012 and 2011:

(Amounts in thousands)	Current	Deferred	Total
2013:
U.S. federal	$—	$39,077	$39,077
Foreign	9,868	(1,123)	8,745
State and local	2,818	(3,039)	(221)
Income tax expense	$12,686	$34,915	$47,601
2012:
U.S. federal	$—	$(193,457)	$(193,457)
Foreign	6,281	1,181	7,462
State and local	3,732	(1,891)	1,841
Income tax expense (benefit)	$10,013	$(194,167)	$(184,154)
2011:
U.S. federal	$—	$(13,063)	$(13,063)
Foreign	6,716	(599)	6,117
State and local	(80)	(1,039)	(1,119)
Income tax expense (benefit)	$6,636	$(14,701)	$(8,065)

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Recorded income tax expense (benefit) allocated to income from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Computed "expected" federal income tax expense	$71,374	$74,064	$1,358
Change in valuation allowance	13,144	(246,469)	(9,283)
Effect of state and local income taxes, net of federal tax benefit	(144)	1,196	685
Effect of noncontrolling interest income distribution	(13,412)	(12,986)	(12,532)
Nondeductible compensation	2,265	805	11,654
Effect of foreign income taxes	(1,495)	958	308
Effect of foreign earnings earned and remitted in the same year	195	1,446	—
Effect of foreign tax credits	(17,387)	—	—
Reorganization items and fresh start accounting adjustments, net	—	759	859
Other, net	(6,939)	(3,927)	(1,114)
Income tax expense (benefit)	$47,601	$(184,154)	$(8,065)
In prior periods, a deduction was taken for foreign taxes paid to other jurisdictions. The Company has elected to amend the 2011 and 2012 tax returns to take a Foreign Tax Credit in lieu of that deduction. This resulted in a net increase to deferred tax assets.
In connection with emergence from Chapter 11, the Company's prepetition debt securities, primarily the prepetition notes issued by SFI and SFO, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code ("IRC") provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our federal NOLs and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company's NOLs were reduced by approximately $804.8 million of CODI.
Sections 382 and 383 of the IRC provide an annual limitation with respect to the ability of a corporation to utilize its Tax Attributes, as well as certain built-in-gains, against future U.S. taxable income in the event of a change in ownership. The Company's emergence from Chapter 11 is considered a change in ownership for purposes of Section 382 of the IRC. The limitation under the IRC is based on the value of the corporation as of the emergence date. The Company's estimated annual limitation of approximately $32.5 million is available for each of the next 18 years plus an additional estimated $696 million of built-in-gains which should become available to the Company from the period 2011 through 2015, on the amount of NOL carryforwards it may use in the future. Those limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result, our future U.S. taxable income may not be fully offset by the Tax Attributes if such income exceeds our annual limitation, and we may incur a tax liability with respect to such income. In addition, subsequent changes in ownership for purposes of the IRC could further diminish the Company's Tax Attributes.
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2013 and 2012:

	December 31,
(Amounts in thousands)	2013	2012
Deferred tax assets	$544,466	$561,216
Less: Valuation allowance	190,288	177,353
Net deferred tax assets	354,178	383,863
Deferred tax liabilities	428,247	411,447
Net deferred tax liability	$74,069	$27,584

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

	December 31,
(Amounts in thousands)	2013	2012
Deferred tax assets:
Federal net operating loss carryforwards	$241,712	$288,675
State net operating loss carryforwards	196,814	180,777
Foreign tax credits	17,387	—
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	81,962	85,173
Total deferred tax assets	$544,466	$561,216

Deferred tax liabilities:
Property and equipment	$299,633	$287,992
Intangible assets and other	128,614	123,455
Total deferred tax liabilities	$428,247	$411,447
In addition to the net operating losses recognized under financial accounting principles and included in deferred income tax assets in the above table, as of December 31, 2013, we had approximately $144.3 million of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements. When these benefits are realized in our tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, then, in accordance with ASC 718, we will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $56.6 million. We use tax law ordering when determining when excess tax benefits have been realized.
As of December 31, 2013 and 2012, we had approximately $0.8 billion and $0.9 billion, respectively, of net operating loss carryforwards available for U.S. federal income tax purposes that expire through 2029 and $5.0 billion and $4.7 billion, respectively, of net operating loss carryforwards available for state income tax purposes that expire through 2032. We have recorded a valuation allowance of $190.3 million and $177.4 million as of December 31, 2013 and 2012, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2013 and December 31, 2012 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. As of December 31, 2013 and 2012, we had approximately $6.6 million of alternative minimum tax credits that have no expiration date.
The change in valuation allowance attributable to income from continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Continuing operations	$13,144	$(246,469)	$(9,283)
Discontinued operations	(209)	(2,763)	(457)
Changes in other comprehensive loss and equity	—	—	16,226
Total change in valuation allowance	$12,935	$(249,232)	$6,486
Our unrecognized tax benefit as of December 31, 2013 and 2012 was $43.9 million. There were no additions or reductions to this unrecognized tax benefit during 2013.

12.	Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)
Common Stock
As of December 31, 2013, the number of authorized shares of common stock was 140,000,000 shares, of which 94,857,347 shares were outstanding, 5,083,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,883,000 shares were reserved for future issuance through our Employee Stock Purchase Plan (the "ESPP"). Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
On May 5, 2011 and May 8, 2013, Holdings’ Board of Directors approved two-for-one stock splits of Holdings’ common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record dates for the 2011 Stock Split and 2013 Stock Split were June 15, 2011 and June 12, 2013, respectively. The additional shares of common stock in connection with the 2011 Stock Split and the 2013 Stock Split were distributed on June 27, 2011 and June 26, 2013, respectively. In accordance with the provisions of our stock benefit plans and as determined by Holdings’ Board

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the 2011 Stock Split and the 2013 Stock Split. All share and per share amounts presented in the consolidated financial statements and Notes have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "First Stock Repurchase Plan"). Under the First Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the First Stock Repurchase Plan were repurchased in January 2012.
On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "Second Stock Repurchase Plan"). Under the Second Stock Repurchase Program, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the Second Stock Repurchase Plan.
On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "Third Stock Repurchase Plan"). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the Third Stock Repurchase Plan.
On November 20, 2013, Holdings’ Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings’ common stock (the “Fourth Stock Repurchase Plan”). As of February 14, 2014, Holdings has repurchased 154,000 shares at a cumulative price of approximately $5.6 million and an average price per share of $36.10 under the Fourth Stock Repurchase Plan.
During the years ended December 31, 2013, 2012 and 2011, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends Paid Per Share
2013:
Fourth Quarter	$0.470
Third Quarter	$0.450
Second Quarter	$0.450
First Quarter	$0.450
2012:
Fourth Quarter	$0.450
Third Quarter	$0.300
Second Quarter	$0.300
First Quarter	$0.300
2011:
Fourth Quarter	$0.030
Third Quarter	$0.030
Second Quarter	$0.015
First Quarter	$0.015
Preferred Stock
The number of authorized shares of preferred stock was 5,000,000 as of December 31, 2013. No shares of preferred stock were outstanding or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2010	$2,539	$—	$(6,731)	$—	$(4,192)
Net current period change	(9,154)	—	(36,566)	—	(45,720)
Balance as of December 31, 2011	$(6,615)	$—	$(43,297)	$—	$(49,912)
Net current period change	6,953	(865)	(4,627)	(269)	1,192
Amounts reclassified from AOCI	—	37	(666)	248	(381)
Balance as of December 31, 2012	$338	$(828)	$(48,590)	$(21)	$(49,101)
Net current period change	(2,048)	(31)	29,646	(11,039)	16,528
Amounts reclassified from AOCI	—	558	(761)	79	(124)
Balance as of December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2013 and 2012:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2013	2012
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$(558)	$(37)
	Income tax benefit	219	15
	Net of tax	$(339)	$(22)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$761	$666
	Income tax benefit	(298)	(263)
	Net of tax	$463	$403

Total reclassifications		$124	$381

13.	Pension Benefits
As part of the acquisition of Former SFEC, we assumed the obligations related to the SFTP Defined Benefit Plan (the "SFTP Benefit Plan"). The SFTP Benefit Plan covered substantially all of SFTP's employees. During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of 10 years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee's last ten years of employment and years of service. The SFTP Benefit Plan assets are invested primarily in equity and fixed income securities, as well as alternative investments, such as hedge funds. The SFTP Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974.
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Change in benefit obligation:
Beginning balance	$235,502	$218,806	$183,048
Interest cost	8,836	9,226	9,741
Actuarial (gain) loss	(25,368)	14,616	32,385
Benefits paid	(7,157)	(7,146)	(6,368)
Benefit obligation at end of period	$211,813	$235,502	$218,806

Change in fair value of plan assets:
Beginning balance	$164,048	$146,630	$143,818
Actual return on assets	15,068	19,648	6,480
Employer contributions	6,000	6,075	3,750
Administrative fees	(1,253)	(1,159)	(1,050)
Benefits paid	(7,157)	(7,146)	(6,368)
Fair value of plan assets at end of period	$176,706	$164,048	$146,630
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. The accumulated benefit obligation for the SFTP Benefit Plan as of December 31, 2013 and 2012 was $211.8 million and $235.5 million, respectively. We use December 31 as our measurement date.
As of December 31, 2013 and 2012, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded, which we recognized in other long-term liabilities in our consolidated balance sheets. The following is a reconciliation of the SFTP Benefit Plan funded status to the amounts recognized in our consolidated balance sheets as of December 31, 2013 and 2012:

	December 31,
(Amounts in thousands)	2013	2012
Fair value of plan assets	$176,706	$164,048
Benefit obligation	(211,813)	(235,502)
Funded status (deficit)	$(35,107)	$(71,454)
Other long-term liabilities	$(35,107)	$(71,454)
The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2013	2012
Discount rate	4.70%	3.85%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Net periodic benefit cost:
Service cost	$1,200	$1,150	$1,050
Interest cost	8,836	9,226	9,741
Expected return on plan assets	(12,258)	(10,982)	(10,662)
Amortization of net actuarial loss	761	666	—
Total net periodic benefit cost	$(1,461)	$60	$129

Other comprehensive loss:
Current year actuarial gain (loss)	$28,885	$(5,293)	$(36,566)
Total other comprehensive loss	$28,885	$(5,293)	$(36,566)

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

As of December 31, 2013 and 2012, we have recorded $29.1 million (including tax expense of $9.4 million) and $46.5 million (net of tax benefit of $2.1 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We estimated that no amounts will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2014.
The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2013	2012	2011
Discount rate	3.85%	4.30%	5.40%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%
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
Plan Assets
The target allocations for plan assets are 18% domestic equity securities, 47% fixed income securities, 14% international equity securities, and 21% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds.
The fair value of plan assets was $176.7 million and $164.0 million as of December 31, 2013 and 2012, respectively. The expected long term rate of return on these plan assets was 7.50% in 2013, 2012 and 2011. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy, as defined in Note 3(c), used to determine the fair value:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

	Fair Value Measurements as of December 31, 2013
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$35,446	$35,446	$—	$—
Small/Mid-Cap Equity (a)	5,668	5,668	—	—
International Equity (b)	25,753	25,753	—	—
Fixed Income:
Long Duration Fixed Income (c)	67,298	67,298	—	—
High Yield (d)	8,764	8,764	—	—
Emerging Markets Debt (e)	6,583	6,583	—	—
Alternatives:
Hedge Fund of Funds (f)	9,519	—	—	9,519
Cash (g)	8,867	8,867	—	—
Other Investments (h)	8,808	8,808	—	—
Fair Value of Plan Assets	$176,706	$167,187	$—	$9,519

	Fair Value Measurements as of December 31, 2012
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$37,942	$37,942	$—	$—
Small/Mid-Cap Equity (a)	9,212	9,212	—	—
International Equity (b)	21,618	21,618	—	—
Fixed Income:
Long Duration Fixed Income (c)	46,084	46,084	—	—
Core Fixed Income (c)	3,081	3,081	—	—
High Yield (d)	6,145	6,145	—	—
Emerging Markets Debt (e)	4,638	4,638	—	—
Alternatives:
Hedge Fund of Funds (f)	22,618	—	—	22,618
Cash (g)	4,510	4,510	—	—
Other Investments (h)	8,200	8,200	—	—
Fair Value of Plan Assets	$164,048	$141,430	$—	$22,618
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

(e)
The emerging debt portion of the portfolio consists of mutual funds primarily invested in the debt securities of government, government-related and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers. The mutual funds are actively traded on the registered exchanges.

(f)
Hedge Fund of Funds consists primarily of investments in underlying hedge funds. Management of the hedge funds has the ability to choose and combine hedge funds in order to target the fund's return objectives. Individual hedge funds hold their assets primarily in investment funds and engage in investment strategies that include temporary or dedicated directional market exposures.

(g)	Cash held at year end was to be used to purchase equity based securities in January 2014 and 2013.

(h)
This category is comprised of an investment in a common collective trust with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes. The underlying assets are actively traded on the registered exchanges.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

The following table represents a rollforward of the December 31, 2013 and 2012 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2011	$21,596
Actual return on plan assets:
Relating to assets still held at the reporting date	1,022
Balance as of December 31, 2012	22,618
Actual return on plan assets:
Relating to assets still held at the reporting date	446
Relating to assets sold during the period	181
Purchases, sales and settlements, net	(13,726)
Balance as of December 31, 2013	$9,519
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2014	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2014	$8,460
2015	8,975
2016	9,450
2017	9,894
2018	10,610
2019 - 2023	59,633
Total expected benefit payments	$107,022

14.	Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. These computations have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split as described in Note 12.
For the years ended December 31, 2013 and 2012, the computation of diluted earnings per share included the effect of 3.4 million and 3.3 million dilutive stock options and restricted stock units, respectively, and excluded the effect of 1.2 million and 1.9 million antidilutive stock options, respectively. Earnings per common share for the years ended December 31, 2013 and 2012 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2013	2012
Net income attributable to Six Flags Entertainment Corporation common stockholders	$118,552	$365,935

Weighted average common shares outstanding—basic	96,940	107,684
Effect of dilutive stock options and restricted stock units	3,431	3,252
Weighted average common shares outstanding—diluted	100,371	110,936

Earnings per share—basic	$1.22	$3.40
Earnings per share—diluted	$1.18	$3.30

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

For the year ended December 31, 2011, we incurred a net loss and therefore diluted shares outstanding equaled basic shares outstanding as the computation of diluted shares outstanding excluded the effect of 11.4 million antidilutive stock options.
These share amounts have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split as described in Note 12.

15.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2013, our share of the distribution will be approximately $29.2 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the “Partnership Park Put”). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the “Specified Price”) that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2013, is $282.2 million in the case of SFOG and $375.6 million in the case of SFOT. As of December 31, 2013, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent an ultimate redemption value for the limited partnership units of approximately $372.5 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013. The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.
In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. We incurred $19.4 million of capital expenditures at these parks during the 2013 season and intend to incur approximately $18.3 million of capital expenditures at these parks for the 2014 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. As of December 31, 2013 and 2012, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. For the years ended December 31, 2013, 2012 and 2011, we recognized approximately $6.5 million, $6.0 million, and $5.7 million, respectively, of rental expense under these rent agreements.
Total rental expense from continuing operations, including office space and park sites, was approximately $13.2 million, $12.1 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2013, are summarized as follows:

(Amounts in thousands)
Year ending December 31,
2014	$6,141
2015	6,055
2016	6,061
2017	5,969
2018	3,735
2019 and thereafter	151,286
Total	$179,247
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
Insurance
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Our deductible after November 15, 2003 is $0.75 million for workers' compensation claims ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
The majority of our current insurance policies expire on December 31, 2014. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

Capital Expenditures
The vast majority of our capital expenditures in 2014 and beyond will be made on a discretionary basis.
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
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming SFI, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remain as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. The patent expired in October 2012. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants’ motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. In conjunction with our insurers, we intend to vigorously challenge the verdict in both post-trial motions and an appeal, which our insurers are pursuing on Six Flags’ and the insurers' behalf. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
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
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have reserved the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident.
On July 19, 2013, an accident occurred on a ride at our park in Arlington, Texas, in which a fatality occurred. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On October 4, 2013, we filed an answer denying the claims. On September 10, 2013, a civil action against us

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

was commenced in the District Court of Tarrant County, Texas in connection with the incident seeking monetary damages. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
HWP Guarantee
We guaranteed the payment of a $32.2 million construction term loan incurred by HWP for the purpose of financing the construction and development of a hotel and indoor water park project located adjacent to The Great Escape theme park in Queensbury, New York, which opened in February 2006. On November 5, 2007, the loan was refinanced with the $33.0 million Refinance Loan and the proceeds were used to repay the existing loan. In connection with the refinancing, Holdings and the other joint venture partners provided a limited guarantee of the Refinance Loan, which would become operative under certain limited circumstances, including the voluntary bankruptcy of HWP or its managing member. As additional security for the Refinance Loan, we provided a $1.0 million letter of credit. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. As of December 31, 2013, HWP was a wholly owned subsidiary.
Tax and other contingencies
As of December 31, 2013 and 2012, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million and $0.5 million, respectively, related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid. During 2012, we closed two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

16.	Business Segments
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
The following table presents segment financial information and a reconciliation of the primary segment performance measure to income from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2013	2012	2011
Theme park revenues	$1,109,930	$1,070,332	$1,013,174
Theme park cash expenses	(625,880)	(610,010)	(594,047)
Aggregate park EBITDA	484,050	460,322	419,127
Equity in income of investee—EBITDA	—	5,520	10,027
Corporate expenses	(40,449)	(44,838)	(41,911)
Stock-based compensation	(27,034)	(62,875)	(54,261)
Other expense, net	(1,234)	(612)	(73)
Loss on disposal of assets	(8,579)	(8,105)	(7,615)
Gain on sale of investee	—	67,319	—
Loss on debt extinguishment	(789)	(587)	(46,520)
Restructure recovery (costs)	—	47	(25,086)
Reorganization items, net	180	(2,168)	(2,455)
Equity in loss of investee—depreciation and other expense	—	(7,742)	(13,138)
Depreciation and amortization	(128,075)	(148,045)	(168,999)
Interest expense	(75,044)	(47,444)	(66,214)
Interest income	899	820	997
Income from continuing operations before reorganization items and income taxes	$203,925	$211,612	$3,879

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements (Continued)

All of our parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the years ended December 31, 2013, 2012 and 2011:

(Amounts in thousands)	Domestic	Foreign	Total
As of and for the year ended December 31, 2013
Long-lived assets	$2,119,529	$104,515	$2,224,044
Revenues	989,509	120,421	1,109,930
Income from continuing operations before income taxes	182,736	21,189	203,925
As of and for the year ended December 31, 2012
Long-lived assets	$2,151,771	$109,671	$2,261,442
Revenues	956,732	113,600	1,070,332
Income from continuing operations before income taxes	193,028	18,584	211,612
As of and for the year ended December 31, 2011
Long-lived assets	$2,209,597	$105,036	$2,314,633
Revenues	904,453	108,721	1,013,174
(Loss) income from continuing operations before income taxes	(14,478)	18,357	3,879

17.	Restructure (Recovery) Costs
During 2010, the Company experienced significant changes in its senior management and Holdings' Board of Directors. We implemented a series of initiatives to reduce costs which included workforce reductions and contract terminations related to our new strategic direction. During the year ended December 31, 2011, we recorded $25.1 million in restructure costs for the settlement with our former CFO in May 2011 (see Note 15). During the year ended December 31, 2012 we reversed the remaining amount of less than $0.1 million that was accrued for the settlement of our former CFO as a restructure recovery.
For the years ended December 31, 2013 and 2012, we did not incur any cash expenditures related to these restructure costs. For the year ended December 31, 2011, we incurred $31.7 million in cash expenditures related to these restructure costs.
As of December 31, 2013 and 2012, we had no accrued liabilities in our consolidated balance sheets related to restructure costs.

18.	Immaterial Correction of an Error
In conjunction with the preparation of our 2013 income tax provision, we determined an immaterial correction was needed related to the inclusion of a deferred tax asset related to the accumulated foreign earnings timing difference that was inadvertently included in the reversal of the valuation allowance. The foreign earnings timing difference should have continued to be fully reserved through the valuation allowance. Additionally, it was determined that the allocation of the reversal of the valuation allowance to other comprehensive income should have been allocated to income tax expense (benefit) on the consolidated statement of operations as opposed to accumulated other comprehensive income on the consolidated balance sheet.
We have adjusted our consolidated financial statements as of and for the year ended December 31, 2012 to appropriately reflect the change in income tax expense and deferred income taxes. The impact of these adjustments is limited to the fourth quarter of 2012 and does not impact prior interim financial statements. All financial information included in the notes to the consolidated financial statements impacted by the below adjustments have been revised as applicable.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The following tables present the effect of these adjustments on our consolidated financial statements as of and for the year ended December 31, 2012:
Consolidated Balance Sheet as of December 31, 2012

(Amounts in thousands)	As Reported	Adjustments	As Revised
Liabilities
Deferred income taxes	$65,070	$7,487	$72,557
Total noncurrent liabilities	1,540,434	7,487	1,547,921
Total liabilities	1,722,297	7,487	1,729,784

Equity
Retained earnings	$15,849	$11,926	$27,775
Accumulated other comprehensive loss, net of tax	(29,688)	(19,413)	(49,101)
Total Six Flags Entertainment Corporation stockholders' equity	892,219	(7,487)	884,732
Total equity	896,153	(7,487)	888,666
Consolidated Statement of Operations for the Year Ended December 31, 2012

(Amounts in thousands, except per share data)	As Reported	Adjustments	As Revised
Components of net income
Income tax expense (benefit)	$(172,228)	$(11,926)	$(184,154)
Income from continuing operations before discontinued operations	383,840	11,926	395,766
Net income	391,113	11,926	403,039
Net income attributable to Six Flags Entertainment Corporation	354,009	11,926	365,935

Amounts attributable to Six Flags Entertainment Corporation
Income from continuing operations	$346,736	$11,926	$358,662
Income from discontinued operations	7,273	—	7,273
Net income	$354,009	$11,926	$365,935

Net income per average common share outstanding - basic
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$3.22	$0.11	$3.33
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	0.07	—	0.07
Net income attributable to Six Flags Entertainment Corporation common stockholders	$3.29	$0.11	$3.40

Net income per average common share outstanding - diluted
Income from continuing operations attributable to Six Flags Entertainment Corporation common stockholders	$3.12	$0.11	$3.23
Income from discontinued operations attributable to Six Flags Entertainment Corporation common stockholders	0.07	—	0.07
Net income attributable to Six Flags Entertainment Corporation common stockholders	$3.19	$0.11	$3.30
Consolidated Statement of Comprehensive Income for the Year Ended December 31, 2012

(Amounts in thousands)	As Reported	Adjustments	As Revised
Components of comprehensive income
Net income	$391,113	$11,926	$403,039
Foreign current translation adjustment	6,835	(2,319)	4,516
Defined benefit retirement plan	13,890	(17,094)	(3,204)
Change in cash flow hedging	(501)	—	(501)
Other comprehensive income, net of tax	20,224	(19,413)	811
Comprehensive income	411,337	(7,487)	403,850
Comprehensive income attributable to Six Flags Entertainment Corporation	374,233	(7,487)	366,746

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows for the Year Ended December 31, 2012

(Amounts in thousands)	As Reported	Adjustments	As Revised
Cash flow from operating activities
Net income	$391,113	$11,926	$403,039
Deferred income tax benefit	(182,241)	(11,926)	(194,167)

19.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$87,521	$363,701	$504,520	$154,188
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(62,527)	47,361	120,403	13,315
Net (loss) income per weighted average common share outstanding:
Basic	$(0.61)	$0.49	$1.27	$0.14
Diluted	(0.61)	0.47	1.22	0.13

	Year Ended December 31, 2012
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$66,358	$374,912	$485,143	$143,919
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(115,109)	72,265	253,025	155,754
Net (loss) income per weighted average common share outstanding:
Basic	$(1.05)	$0.67	$2.37	$1.46
Diluted	(1.05)	0.64	2.23	1.40
All per share amounts have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split as described in Note 12.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2013, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2013
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2014 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2013 (the "2014 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2013 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2014 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2014 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2013 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	7,910,000	(1)	$18.90	(2)	6,966,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	7,910,000		$18.90		6,966,000
________________________________________

(1)
Excludes restricted stock units outstanding under the Company's Long-Term Incentive Plan and rights outstanding under the Company's Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company's Employee Stock Purchase Plan.

(2)
The determination of the weighted-average exercise price excludes outstanding rights under the Company's Employee Stock Purchase Plan and restricted stock units under the Company's Long-Term Incentive Plan.

(3)
Consists of 1,883,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 5,083,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2014 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2014 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2) Financial Statements and Financial Statement Schedules
The following Consolidated Financial Statements of Six Flags Entertainment Corporation and its subsidiaries, the notes thereto, the related report thereon of the independent registered public accounting firm, and financial statement schedules are filed under Item 8 of this Annual Report:
Certain schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted because they either are not required under the related instructions, are inapplicable, or the required information is shown in the financial statements or notes thereto.
(a)(3) Exhibits
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
Date: February 19, 2014

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ JAMES REID-ANDERSON
James Reid-Anderson Chairman, President and Chief Executive Officer
________________________________________________________________________________________________________________________
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ JAMES REID-ANDERSON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2014
James Reid-Anderson

/s/ JOHN M. DUFFEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2014
John M. Duffey

/s/ LEONARD A. RUSS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2014
Leonard A. Russ

/s/ JOHN W. BAKER	Director	February 19, 2014
John W. Baker

/s/ KURT CELLAR	Director	February 19, 2014
Kurt Cellar

/s/ CHARLES A. KOPPELMAN	Director	February 19, 2014
Charles A. Koppelman

/s/ JON L. LUTHER	Director	February 19, 2014
Jon L. Luther

/s/ USMAN NABI	Director	February 19, 2014
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 19, 2014
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 19, 2014
Richard W. Roedel

EXHIBIT INDEX

Exhibit Number		Exhibit Description
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

10.30	†
Form of Non-Qualified Stock Option Agreement and Dividend Equivalent Rights Award pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2012.

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

Exhibit Number		Exhibit Description
10.40	†
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
10.49
$1,135,000,000 Credit Agreement, dated as of December 20, 2011, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, N. A., as Administrative Agent, an Issuing Lender and a Swing Line Lender, Wells Fargo Securities, LLC, as Lead Arranger, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Wells Fargo Securities, LLC, Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Capital, as Joint Bookrunners—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 20, 2011.

10.50
Guarantee and Collateral Agreement, dated as of December 20, 2011, by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories thereto, as Grantors, in favor of Wells Fargo Bank, N. A., as Administrative Agent, for the banks and other financial institutions or entities from time to time parties to the $1,135,000,000 Credit Agreement dated as of December 20, 2011—incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

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

10.55	†	Project 500 Program Amended and Restated Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.

Exhibit Number		Exhibit Description
10.56	†	Project 500 Program Amended and Restated Award Agreement—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.
10.57	†	Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2012.
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

10.59	†
Amendment No. 1 to Employment Agreement, dated August 16, 2013, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended September 30, 2013

10.60	*
Second Amendment to Credit Agreement, dated as of December 23, 2013, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors listed on the signature pages thereto, Wells Fargo Bank, National Association, as administrative agent, and several lenders (without exhibits)

10.61	*†	Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________________________________________________________

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan