Form 10-Q
period 2014-03-31
Six Flags Entertainment Corp
filed 2014-04-30
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2014 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
Commission file number: 1-13703

SIX FLAGS ENTERTAINMENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3995059 (I.R.S. Employer Identification No.)

924 Avenue J East, Grand Prairie, TX 75050 (Address of Principal Executive Offices, Including Zip Code)	(972) 595-5000 (Registrant's Telephone Number, Including Area Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 25, 2014, Six Flags Entertainment Corporation had 95,144,920 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products which we sell;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and other entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including potential increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2013 Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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
*              *              *              *              *
As used herein, unless the context requires otherwise, the terms "we," "our," "Company," "Six Flags" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	March 31, 2014	December 31, 2013
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,385	$169,310
Accounts receivable, net	42,148	51,609
Inventories	34,956	22,172
Prepaid expenses and other current assets	45,467	39,006
Deferred income taxes	122,576	71,761
Total current assets	267,532	353,858
Property and equipment, net:
Property and equipment, at cost	1,758,109	1,716,975
Accumulated depreciation	(510,257)	(485,292)
Total property and equipment, net	1,247,852	1,231,683
Other assets:
Debt issuance costs	22,630	23,821
Restricted-use investment securities	1,672	1,823
Deposits and other assets	4,240	4,268
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	361,487	362,113
Total other assets	1,020,277	1,022,273
Total assets	$2,535,661	$2,607,814

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$48,891	$24,464
Accrued compensation, payroll taxes and benefits	17,229	29,277
Accrued insurance reserves	47,195	50,771
Accrued interest payable	9,039	19,598
Other accrued liabilities	25,530	25,988
Deferred income	85,125	60,443
Current portion of long-term debt	6,277	6,269
Total current liabilities	239,286	216,810
Noncurrent liabilities:
Long-term debt	1,393,047	1,394,334
Other long-term liabilities	38,242	39,934
Deferred income taxes	154,349	145,830
Total noncurrent liabilities	1,585,638	1,580,098
Total liabilities	1,824,924	1,796,908

Redeemable noncontrolling interests	437,569	437,569

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 95,113,780 and 94,857,347 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	2,378	2,371
Capital in excess of par value	853,490	842,488
Accumulated deficit	(548,667)	(438,825)
Accumulated other comprehensive loss, net of tax	(34,033)	(32,697)
Total stockholders' equity	273,168	373,337
Total liabilities and equity	$2,535,661	$2,607,814
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2014	March 31, 2013
Theme park admissions	$34,710	$41,532
Theme park food, merchandise and other	25,967	32,832
Sponsorship, licensing and other fees	8,178	7,893
Accommodations revenue	4,863	5,264
Total revenues	73,718	87,521
Operating expenses (excluding depreciation and amortization shown separately below)	81,628	84,219
Selling, general and administrative (including stock-based compensation of $5,359 and $7,097 in 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	34,334	39,698
Costs of products sold	6,243	7,925
Depreciation	27,029	31,547
Amortization	665	3,599
Loss on disposal of assets	1,792	1,070
Interest expense	18,248	18,722
Interest income	(219)	(325)
Other income, net	(190)	(422)
Loss before income taxes	(95,812)	(98,512)
Income tax benefit	(34,611)	(36,399)
Net loss	(61,201)	(62,113)
Less: Net income attributable to noncontrolling interests	—	(414)
Net loss attributable to Six Flags Entertainment Corporation	$(61,201)	$(62,527)

Net loss per average common share outstanding — basic and diluted (1):	$(0.64)	$(0.61)

Weighted-average number of common shares outstanding — basic and diluted (1):	94,958	101,928

Cash dividends declared per common share (1)	$0.47	$0.45

(1)
All 2013 share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2013, as described in Note 1 to these unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2014	March 31, 2013
Net loss	$(61,201)	$(62,113)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(1,519)	1,408
Defined benefit retirement plan (2)	—	(59)
Change in cash flow hedging (3)	183	38
Other comprehensive (loss) income, net of tax	(1,336)	1,387
Comprehensive loss	(62,537)	(60,726)
Less: Comprehensive income attributable to noncontrolling interests	—	(414)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(62,537)	$(61,140)

(1)
Foreign currency translation adjustment is presented net of tax benefit of $0.8 million and net of tax expense of $0.8 million for the three months ended March 31, 2014 and March 31, 2013, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended March 31, 2013.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million and net of tax expense of $23,000 for the three months ended March 31, 2014 and March 31, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	371,791	10	6,493	—	—	6,503
Stock-based compensation	—	—	5,359	—	—	5,359
Dividends declared to common shareholders	—	—	—	(44,700)	—	(44,700)
Repurchase of common stock	(115,358)	(3)	(850)	(3,941)	—	(4,794)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(61,201)	—	(61,201)
Net other comprehensive loss, net of tax	—	—	—	—	(1,336)	(1,336)
Balances at March 31, 2014	95,113,780	$2,378	$853,490	$(548,667)	$(34,033)	$273,168
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock (1)		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	166,752	2	2,485	—	—	2,487	—	2,487
Forfeiture of restricted stock units	(2,860)	—	—	—	—	—	—	—
Stock-based compensation	—	—	7,097	—	—	7,097	—	7,097
Dividends declared to common stockholders	—	—	—	(45,386)	—	(45,386)	—	(45,386)
Repurchase of common stock	(11,416,850)	(142)	(83,901)	(291,247)	—	(375,290)	—	(375,290)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(62,527)	—	(62,527)	—	(62,527)
Net other comprehensive income, net of tax	—	—	—	—	1,387	1,387	—	1,387
Net income attributable to noncontrolling interest	—	—	—	—	—	—	414	414
Balances at March 31, 2013	96,384,566	$1,205	$830,394	$(383,311)	$(28,301)	$419,987	$4,348	$424,335

(1)
All 2013 common stock amounts have been retroactively adjusted to reflect Holdings' two-for-one common stock split in June 2013, as described in Note 1 to these unaudited condensed consolidated financial statements.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(61,201)	$(62,113)
Adjustments to reconcile net loss to net cash used in operating activities before reorganization activities:
Depreciation and amortization	27,694	35,146
Stock-based compensation	5,359	7,097
Interest accretion on notes payable	302	308
Reorganization items, net	—	(180)
Amortization of debt issuance costs	1,191	1,069
Other, including loss on disposal of assets	1,541	1,111
Decrease (increase) in accounts receivable	9,254	(12,048)
Increase in inventories, prepaid expenses and other current assets	(19,498)	(23,508)
Decrease (increase) in deposits and other assets	28	(341)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	27,573	45,683
(Decrease) increase in accrued interest payable	(10,559)	10,511
Deferred income taxes	(41,578)	(39,342)
Net cash used in operating activities before reorganization activities	(59,894)	(36,607)
Cash flows from reorganization activities:
Net cash used in reorganization activities	—	(332)
Net cash used in operating activities	(59,894)	(36,939)

Cash flows from investing activities:
Additions to property and equipment	(42,289)	(36,600)
Property insurance recoveries	169	—
Purchase of restricted-use investments	(154)	(159)
Maturities of restricted-use investments	305	325
Proceeds from sale of assets	37	54
Net cash used in investing activities	(41,932)	(36,380)

Cash flow from financing activities:
Repayment of borrowings	(1,582)	(1,573)
Payment of debt issuance costs	—	(259)
Payment of cash dividends	(44,942)	(45,189)
Proceeds from issuance of common stock	6,503	2,487
Stock repurchases	(4,794)	(375,290)
Net cash used in financing activities	(44,815)	(419,824)

Effect of exchange rate on cash	(284)	1,247

Net decrease in cash and cash equivalents	(146,925)	(491,896)
Cash and cash equivalents at beginning of period	169,310	629,208
Cash and cash equivalents at end of period	$22,385	$137,312

Supplemental cash flow information
Cash paid for interest	$27,314	$6,833
Cash paid for income taxes, net of refunds in 2013	$4,430	$5,408
See accompanying notes to unaudited condensed consolidated financial statements.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.
On May 5, 2011 and May 8, 2013, Holdings' Board of Directors approved two-for-one stock splits of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock (the "2011 Stock Split" and "2013 Stock Split", respectively). The record dates for the 2011 Stock Split and 2013 Stock Split were June 15, 2011 and June 12, 2013, respectively. The additional shares of common stock in connection with the 2011 Stock Split and the 2013 Stock Split were distributed on June 27, 2011 and June 26, 2013, respectively. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the 2011 Stock Split and the 2013 Stock Split. All share and per share amounts presented in the unaudited condensed consolidated financial statements and notes have been retroactively adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2013 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2014 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests. On September 30, 2013, we acquired the noncontrolling equity interests held by non-affiliated parties in HWP Development, LLC ("HWP"), with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. Prior to the acquisition, we owned an approximate 49% interest in this joint venture and consolidated HWP as a subsidiary as we had the power to direct the activities that most significantly impacted HWP's economic performance and we had the obligation to absorb losses and receive benefits from HWP that could have been significant to HWP. The equity interests in HWP owned by non-affiliated parties prior to the acquisition were reflected in the accompanying condensed consolidated balance sheets as noncontrolling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks and HWP is reflected as net income attributable to noncontrolling interests in the accompanying unaudited condensed consolidated statements of operations. See Note 7 for further discussion.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $192.3 million and $190.3 million as of March 31, 2014 and December 31, 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2014 and December 31, 2013, we had no accrued interest and penalties liability.
We do not reinvest foreign earnings, therefore United States deferred income taxes have been provided on unremitted foreign earnings.

c.	Long-Lived Assets
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

d.	Derivative Instruments and Hedging Activities
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
Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss), until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Changes in fair value of a derivative that is not designated as a hedge are recorded in other income (expense), net in the unaudited condensed consolidated statements of operations on a current basis.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In March 2012, we entered into a floating-to-fixed interest rate agreement (the "Interest Rate Cap Agreement") that we designated and documented as a cash flow hedge. The term of the Interest Rate Cap Agreement expired in March 2014 and no unrealized losses remain to be reclassified from accumulated other comprehensive income ("AOCI") to operations.
In April 2014, subsequent to the date of this Quarterly Report and the expiration of the Interest Rate Cap Agreement, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") that we designated and documented as cash flow hedges. The term of the Interest Rate Swap Agreements expire in December 2017. See Note 2 for further discussion.

e.	Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. Computations for basic and diluted loss per share have been retroactively adjusted to reflect the 2013 Stock Split.
We incurred a net loss for the three months ended March 31, 2014 and March 31, 2013, and therefore, diluted shares outstanding equaled basic shares outstanding. For the three months ended March 31, 2014 and March 31, 2013, the computation of diluted shares outstanding excluded the effect of 7,679,000 and 9,456,000 antidilutive stock options, respectively.

f.	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents (collectively, the "awards") to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan originally provided for the issuance of no more than 19,333,332 shares of common stock of Holdings, as adjusted to reflect the 2011 Stock Split and the 2013 Stock Split. In May 2012, our stockholders approved an amended and restated Long-Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan to 28,133,332, as adjusted to reflect the 2013 Stock Split.
During the three months ended March 31, 2014 and March 31, 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $5.3 million and $7.0 million, respectively.
As of March 31, 2014, options to purchase approximately 7,679,000 shares of common stock of Holdings and approximately 351,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 4,942,000 shares were available for future grant.
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
The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. The simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants is not representative or sufficient to be used to develop an expected term assumption. Expected volatility of options granted prior to 2013 was based on the historical volatility of similar companies' common stock for a period equal to the stock option's expected term, calculated on a daily basis. Expected volatility of options granted in 2013 and 2014 was based two-thirds on the historical volatility of similar companies' common stock and one-third on our historical volatility for a period equal to the stock option's expected term, calculated on a daily basis. The expected dividend

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

yield is based on expected dividends for the expected term of the stock options. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Risk-free interest rate	1.96%	1.20%
Expected term (in years)	6.25	6.25
Expected volatility	38.49%	39.22%
Expected dividend yield	4.60%	5.26%
The following table summarizes stock option activity for the three months ended March 31, 2014:

	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2013	7,910	$18.90
Granted	162	$39.98
Exercised	(367)	$17.71
Canceled or exchanged	—	$—
Forfeited	(26)	$23.85
Expired	—	$—
Balance at March 31, 2014	7,679	$19.38	7.55	$159,477
Vested and expected to vest at March 31, 2014	7,524	$19.22	7.53	$157,473
Options exercisable at March 31, 2014	1,513	$15.15	7.04	$37,820
The weighted average grant date fair value of the options granted during the three months ended March 31, 2014 and March 31, 2013 was $9.56 and $7.18, respectively.
The total intrinsic value of options exercised during the three months ended March 31, 2014 and March 31, 2013 was $8.2 million and $3.2 million, respectively. The total fair value of options that vested during the three months ended March 31, 2014 and March 31, 2013 was $1.3 million and $0.9 million, respectively.
As of March 31, 2014, there was $15.6 million of unrecognized compensation expense related to option awards. The weighted average period over which that cost is expected to be recognized is 2.61 years.
Cash received from the exercise of stock options during the three months ended March 31, 2014 and March 31, 2013 was $6.5 million and $2.5 million, respectively.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). If the target is achieved in 2015, an aggregate of 2,650,000 shares would be issued to certain key employees, as adjusted for the 2013 Stock Split; however, this amount could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because, as of March 31, 2014, it is not deemed probable that we will achieve the specified performance condition. Based on the closing market price of the Holdings' common stock on the last trading day of the quarter

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

ended March 31, 2014, the total unrecognized compensation expense related to this award at target achievement in 2015 is $106.4 million, which would be expensed over the service period if achievement of the performance condition becomes probable. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the three months ended March 31, 2014:

	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at December 31, 2013	351	$10.84
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at March 31, 2014	351	$10.84
No shares of stock, restricted stock or restricted stock units were granted or vested during the three months ended March 31, 2014 or March 31, 2013.
Excluding the unrecognized compensation expense related to the 2015 Performance Award, for which no stock-based compensation expense has been recorded as it is not deemed probable that we will achieve the specified performance condition, there was $0.4 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units as of March 31, 2014 that is expected to be recognized over a weighted-average period of 0.38 years.
Deferred Share Units
Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director's annual cash retainer divided by the closing price of Holdings' common stock on the date of the annual stockholders meeting. Each DSU represents Holdings' obligation to issue one share of common stock. The shares are delivered approximately thirty days following the cessation of the non-employee director's service as a director of Holdings. No DSUs were granted during the three months ended March 31, 2014 and March 31, 2013.
DSUs vest consistent with the manner in which non-employee directors' cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period. As of March 31, 2014, all compensation expense related to the outstanding DSUs had been recognized.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted dividend equivalent rights ("DERs") to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs accrue dividends, which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2015 Performance Award. In August 2012, Holdings' Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options. During the twelve months ended December 31, 2013, Holdings' Board of Directors granted approximately 1.2 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options. During the three months ended March 31, 2014, Holdings' Board of Directors granted approximately 0.2 million additional options to our Chief Executive Officer and certain full-time employees of the Company as well as DERs in connection with such options.
The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon stockholder approval at the Company's 2012 Annual Meeting of Stockholders of the proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Plan from 19,333,332 to 28,133,332. On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance. We recorded $1.5 million and $2.0 million of stock-based compensation for the DER grants during the three months ended March 31, 2014 and March 31, 2013, respectively.
All of the foregoing share amounts have been adjusted to reflect the 2013 Stock Split.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the 2011 Stock Split and the 2013 Stock Split. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of March 31, 2014, we had 1,883,000 shares available for purchase pursuant to the ESPP. All of the foregoing share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to the purchase rights was determined using a Black-Scholes option-pricing formula. The weighted-average assumptions used to estimate the fair value of purchase rights for the three months ended March 31, 2014 and March 31, 2013 are as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Risk-free interest rate	0.09%	0.12%
Expected term (in years)	0.50	0.50
Expected volatility	21.34%	26.66%
Expected dividend yield	4.99%	5.64%
During the three months ended March 31, 2014 and March 31, 2013, stock-based compensation expense consisted of the following:

	Three Months Ended
	March 31, 2014	March 31, 2013
Long-Term Incentive Plan	$5,309	$7,045
Employee Stock Purchase Plan	50	52
Total Stock-Based Compensation	$5,359	$7,097

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time thereafter pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2014, deferred revenue was primarily comprised of (i) unredeemed season pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2014 and (iv) sponsorship revenue that will be recognized in 2014.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

h.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of March 31, 2014 and December 31, 2013, the allowance for doubtful accounts and the related bad debt expense were not significant.

2.	Derivative Financial Instruments
In March 2012, we entered into the Interest Rate Cap Agreement with a notional amount of $470.0 million in order to limit exposure to an increase in the London Interbank Offered Rate ("LIBOR") interest rate of the Term Loan B (see Note 4). Our Term Loan B borrowings bear interest based on LIBOR plus an applicable margin. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. Upon execution, we designated and documented the Interest Rate Cap Agreement as a cash flow hedge. The term of the Interest Rate Cap Agreement began in March 2012 and expired in March 2014.
As of March 31, 2014, no unrealized losses associated with the Interest Rate Cap Agreement remain to be reclassified from AOCI to operations. During the three months ended March 31, 2014, no hedge ineffectiveness was recorded for the Interest Rate Cap Agreement.
In April 2014, subsequent to the date of this report and the expiration of the Interest Rate Cap Agreement, we entered into the Interest Rate Swap Agreements with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements become effective on June 30, 2014 and will expire in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of March 31, 2014 and December 31, 2013:

	As of
	March 31, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,672	$1,672	$1,823	$1,823
Long-term debt (including current portion)	(1,399,324)	(1,414,851)	(1,400,603)	(1,384,603)
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

•	The fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and are considered Level 2 fair value measurements.

4.	Long-Term Indebtedness
2011 Credit Facility
On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility") with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility ("Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility ("Term Loan B" and together with the Term Loan A, the "Term Loans"). In certain circumstances, the Term Loan B could be increased by $300.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the 2011 Credit Facility accrues based on pricing rates corresponding with the senior secured leverage ratios of Six Flags Theme Park Inc. ("SFTP") as set forth in the credit agreement.
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
As of March 31, 2014 and December 31, 2013, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million and $18.8 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2014 and December 31, 2013, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
The Term Loan A was fully repaid in 2012. Prior to repayment, interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.
As of March 31, 2014 and December 31, 2013, $574.9 million and $576.4 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00% (see Note 2). The Term of the Interest Rate Cap Agreement expired in March 2014. As of March 31, 2014 and December 31, 2013, the applicable interest rate on the Term Loan B was 3.50%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal will be due and payable on December 20, 2018.
Amounts outstanding under the 2011 Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The 2011 Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties. The 2011 Credit Facility agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. In addition, the 2011 Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The 2011 Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2021 Notes contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $1.7 million and $1.8 million as of March 31, 2014 and December 31, 2013, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of March 31, 2014 and December 31, 2013, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2014	December 31, 2013
Term Loan B	$574,910	$576,366
2021 Notes	800,000	800,000
HWP Refinance Loan	30,548	30,673
Net discount	(6,134)	(6,436)
Long-term debt	1,399,324	1,400,603
Less current portion	(6,277)	(6,269)
Total long-term debt	$1,393,047	$1,394,334

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the three months ended March 31, 2014:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Amounts reclassified from accumulated other comprehensive income (loss)	—	301	—	(118)	183
Current-period other comprehensive income (loss) activity	(2,349)	—	—	830	(1,519)
Balances at March 31, 2014	$(4,059)	$—	$(19,705)	$(10,269)	$(34,033)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2014 and March 31, 2013:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Three Months Ended
Component of AOCI	into Income	March 31, 2014	March 31, 2013
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$(301)	$(65)
	Income tax benefit	118	26
	Net of tax	$(183)	$(39)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$—	$202
	Income tax expense	—	(80)
	Net of tax	$—	$122

Total reclassifications		$(183)	$83

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2014, our share of the distribution will be approximately $29.2 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2014 is $282.2 million in the case of SFOG and $375.6 million in the case of SFOT. As of March 31, 2014, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $372.5 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this report, no partnership units in the Georgia partnership have been tendered for purchase and we expect to purchase 0.0125 units from the Texas partnership for approximately $20,000 in May 2014 pursuant to the 2014 annual offer. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2014 at both parks aggregated approximately $372.5 million, representing approximately 69.5% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013. The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.

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
We incurred $19.4 million of capital expenditures at these parks during the 2013 season and intend to incur approximately $19.6 million of capital expenditures at these parks for the 2014 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2014 and December 31, 2013, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.
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
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remained as plaintiffs. We have contacted the

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. The patent expired in October 2012. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. This matter remains subject to final judgment in the District Court.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. In conjunction with our insurers, we intend to vigorously challenge the verdict in both post-trial motions and an appeal, which our insurers are pursuing on Six Flags' and the insurers' behalf. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
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
On July 19, 2013, a fatal accident occurred on a ride at our park in Arlington, Texas. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On October 4, 2013, we filed an answer denying the claims. On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas in connection with the incident seeking monetary damages. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. On March 5, 2014, Gerstlauer Amusement Rides, GMBH filed an answer to our cross-action denying liability and asserting certain affirmative defenses. On March 7, 2014, Gerstlauer Amusement Rides, GMBH filed a cross-action against us for negligence and sought statutory indemnity. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.
Tax and Other Contingencies
As of March 31, 2014 and December 31, 2013, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million related to certain parks sold in previous years that could be recognized as recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2013	$437,569
Purchase of redeemable units	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2014	$437,569
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of March 31, 2014 and December 31, 2013 was approximately $372.5 million.
Noncontrolling Interests
Noncontrolling interests represented the non-affiliated parties' share of the assets of HWP. On September 30, 2013, we acquired the noncontrolling equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. As of December 31, 2013, HWP was a wholly owned subsidiary. For periods prior to the acquisition, the non-affiliated parties' share of the net income of HWP is recorded in net income attributable to noncontrolling interests in the accompanying unaudited condensed consolidated statements of operations.
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with this sale, a portion of the proceeds remain in escrow pending the resolution of certain items. If all items are favorably resolved, we would receive up to $10.0 million of additional proceeds from the sale. Due to the contingent nature of the amounts remaining in escrow, we have not recorded a receivable for the additional proceeds nor were these amounts included in our calculation of the gain we recognized upon the sale of DCP during 2012.

8.	Business Segments
We manage our operations on an individual park location basis. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization ("Park EBITDA") and Park Free Cash Flow (Park EBITDA less park capital expenditures). All of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment—theme parks.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents segment financial information and a reconciliation of Park EBITDA to income from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended
(Amounts in thousands)	March 31, 2014	March 31, 2013
Theme park revenues	$73,718	$87,521
Theme park cash expenses	(105,386)	(113,558)
Aggregate park EBITDA	(31,668)	(26,037)
Corporate expenses	(11,460)	(11,187)
Stock-based compensation	(5,359)	(7,097)
Other income, net	190	422
Loss on disposal of assets	(1,792)	(1,070)
Depreciation and amortization	(27,694)	(35,146)
Interest expense	(18,248)	(18,722)
Interest income	219	325
Loss from continuing operations before income taxes	$(95,812)	$(98,512)
All of our parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss from continuing operations by domestic and foreign categories as of and for the three months ended March 31, 2014 and March 31, 2013:

	Domestic	Foreign	Total
2014	(Amounts in thousands)
Long-lived assets	$2,136,225	$103,362	$2,239,587
Revenues	57,533	16,185	73,718
Loss before income taxes	(95,652)	(160)	(95,812)
2013
Long-lived assets	$2,148,396	$113,193	$2,261,589
Revenues	68,701	18,820	87,521
(Loss) income before income taxes	(98,990)	478	(98,512)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
(Amounts in thousands)	March 31, 2014	March 31, 2013
Service cost	$400	$287
Interest cost	2,439	2,230
Expected return on plan assets	(3,190)	(3,069)
Amortization of net actuarial loss	—	202
Total net periodic benefit	$(351)	$(350)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
(Amounts in thousands)	March 31, 2014	March 31, 2013
Discount rate	4.70%	3.85%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.50%	7.50%
Employer Contributions
During the three months ended March 31, 2014 and March 31, 2013, we made pension contributions of $1.5 million.

10.	Stock Repurchase Plans
On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "January 2012 Stock Repurchase Plan"). Under the January 2012 Stock Repurchase Plan, during the twelve months ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the January 2012 Stock Repurchase Plan.
On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "December 2012 Stock Repurchase Plan"). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the December 2012 Stock Repurchase Plan.
On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock (the "November 2013 Stock Repurchase Plan"). As of April 25, 2014, Holdings had repurchased 270,000 shares at a cumulative price of approximately $10.4 million and an average price per share of $38.43 under the November 2013 Stock Repurchase Plan leaving approximately $489.6 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
The timing of share repurchases is limited by the covenants in the 2011 Credit Facility and the 2021 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report.
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
The results of operations for the three months ended March 31, 2014 and March 31, 2013 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 47% of total revenues during the three months ended March 31, 2014 and March 31, 2013), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2014, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") declined as a result of decreased revenues partially offset by a decrease in expenses. The decrease in revenue was driven by a 24% decrease in attendance primarily related to the shift in the timing of the Easter holiday from the first quarter in 2013 to the second quarter in 2014, partially offset by an 11% increase in total revenue per capita (representing total revenue divided by total attendance). Our cash operating costs decreased primarily as a result of (i) decreases in salaries, wages and benefits due to a decrease in operating days related to the shift in the timing of the Easter holiday, (ii) a reduction in advertising costs related to the later openings of several of our parks, also due to the Easter shift, and (iii) a reduction in insurance costs related to a reserve increase recorded in the three months ended March 31, 2013.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Recent Events
We have signed an agreement to help develop a Six Flags-branded theme park in the United Arab Emirates. The agreement does not require us to make any capital investments in the park. As compensation for our management services, the exclusivity rights granted, and the rights to use our brand, Six Flags will receive fees over the design and development period as well as an ongoing remuneration once the park opens to the public.

Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2013 Annual Report.

Results of Operations
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table sets forth summary financial information for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2014	March 31, 2013
Total revenue	$73,718	$87,521	(16)%
Operating expenses	81,628	84,219	(3)%
Selling, general and administrative	34,334	39,698	(14)%
Costs of products sold	6,243	7,925	(21)%
Depreciation and amortization	27,694	35,146	(21)%
Loss on disposal of assets	1,792	1,070	67%
Interest expense, net	18,029	18,397	(2)%
Other expense, net	(190)	(422)	(55)%
Loss before income taxes	(95,812)	(98,512)	(3)%
Income tax benefit	(34,611)	(36,399)	(5)%
Net loss	$(61,201)	$(62,113)	(1)%

Other Data:
Attendance	1,388	1,821	(24)%
Total revenue per capita	$53.13	$48.06	11%
Revenue
Revenue for the three months ended March 31, 2014 totaled $73.7 million, a 16% decrease compared to $87.5 million for the three months ended March 31, 2013. The decrease in revenue is primarily attributable to a 24% decrease in attendance partially offset by a $5.07, or 11%, increase in total revenue per capita, calculated as total revenue divided by total attendance. The decrease in attendance was primarily driven by a reduction in operating days due to the shift in the timing of the Easter holiday from the first quarter in 2013 to the second quarter in 2014 as well as the adverse impact of cooler temperatures and increased precipitation at our Texas parks during the three months ended March 31, 2014 relative to the comparable period in the prior year. Total per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $3.03, or 7%, to $43.86 during the three months ended March 31, 2014 from $40.83 during the three months ended March 31, 2013.
Admissions revenue per capita increased $2.21, or 10%, during the three months ended March 31, 2014 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued improvements in pricing, including the reduction of discounts. Non-admissions per capita guest spending increased $0.82, or 5%, during the three months ended March 31, 2014 relative to the comparable period in the prior year primarily as a result of the success of our All-Season Dining Pass.
Operating Expenses
Operating expenses for the three months ended March 31, 2014 decreased $2.6 million, or 3%, relative to the comparable period in the prior year primarily as a result of (i) a $2.2 million reduction in salaries, wages and benefits and (ii) a $1.3 million reduction in costs associated with maintenance, operating supplies and operating taxes, primarily driven by the reduced operating days and later opening of several of our parks resulting from the shift in the timing of the Easter holiday. These reductions were partially offset by a $0.8 million increase in utility costs resulting from the impact of higher heating fuel costs and usage related to cooler temperatures at the majority of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2014 decreased $5.4 million, or 14%, compared to the three months ended March 31, 2013 primarily as a result of (i) a $2.2 million reduction in salaries, wages and benefits primarily related to decreased stock-based compensation, (ii) a $2.1 million savings in advertising expenses due to the later opening of many of our parks as a result of the shift in the timing of the Easter holiday, and (iii) a $1.3 million reduction in accrued insurance reserves.
Cost of products sold
Cost of products sold in the three months ended March 31, 2014 decreased $1.7 million, or 21%, compared to the three months ended March 31, 2013. The decrease in cost of products sold was primarily volume related and was driven by the reduction in attendance discussed above. Cost of products sold as a percentage of non-admission revenue for the three months ended March 31, 2014 decreased slightly relative to the comparable period in the prior year.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2014 decreased $7.5 million, or 21%, compared to the three months ended March 31, 2013. The continued reduction of depreciation and amortization expense is primarily the result of annual depreciation expense outpacing annual capital expenditures each year since our emergence from Chapter 11 in 2010. Additionally, certain property, equipment and identifiable intangibles became fully depreciated and amortized during 2013, which also contributed to the reduction in depreciation and amortization expense during the three months ended March 31, 2014.
Loss on disposal of assets
Loss on disposal of assets increased by $0.7 million, or 67%, for the three months ended March 31, 2014 relative to the comparable period in the prior year as a result of the disposal of certain assets during the current year in conjunction with the implementation of our ongoing capital program.
Interest expense, net
Interest expense, net decreased $0.4 million, or 2%, for the three months ended March 31, 2014 relative to the comparable period in the prior year as a result of a lower debt balance outstanding throughout the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Income Tax Benefit
Income tax benefit was $34.6 million for the three months ended March 31, 2014 compared to $36.4 million for the three months ended March 31, 2013. The decrease in income tax benefit was primarily the result of a higher effective tax rate driven by income tax expense recognized for discrete items related to increases in certain state valuation allowances.
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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. During the three months ended March 31, 2014 and March 31, 2013, Holdings paid $44.9 million and $45.2 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $185.0 million in total cash dividends on our common stock for the 2014 calendar year.
On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "January 2012 Stock Repurchase Plan"). During the year ended December 31, 2012, Holding repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million under the January 2012 Stock Repurchase Plan. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the January 2012 Stock Repurchase Plan.
On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "December 2012 Stock Repurchase Plan"). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the December 2012 Stock Repurchase Plan.
On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock (the "November 2013 Stock Repurchase Plan"). As of April 25, 2014, Holdings had repurchased 270,000 shares at a cumulative price of approximately $10.4 million and an average price per share of $38.43 under the November 2013 Stock Repurchase Plan leaving approximately $489.6 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash, and amounts available under the 2011 Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next three to four years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or may be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2013 Annual Report.
As of March 31, 2014, our total indebtedness, net of discount, was approximately $1,399.3 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2014, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $67.0 million during 2014 and 2015. Under the 2011 Credit Facility, approximately 95% of the Term Loan B is not due until December 2018.
As of March 31, 2014, we had approximately $22.4 million of unrestricted cash and $179.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We currently plan on spending approximately 9% of current year revenues on capital expenditures during the 2014 calendar year.
During the three months ended March 31, 2014, net cash used in operating activities was $59.9 million. Net cash used in investing activities during the three months ended March 31, 2014 was $41.9 million, consisting primarily of $42.3 million in capital expenditures. Net cash used in financing activities during the three months ended March 31, 2014 was $44.8 million, primarily attributable to the payment of $44.9 million in cash dividends and the repurchase of shares of our common stock totaling $4.8 million partially offset by proceeds from stock option exercises.
Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and per capita spending levels because most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or per capita spending. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2014, there have been no material changes in our market risk exposure from that disclosed in the 2013 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2013 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2014, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business. Historically, the great majority of these claims have been minor. Although we believe that we are adequately insured against guests' claims, if we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by employees, there may be a material adverse effect on our operations.
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2013 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2014.
On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas. The plaintiff sought monetary damages as a result of a fatality that occurred on a ride at our park in Arlington, Texas. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. We intend to vigorously defend the action. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. On March 5, 2014, Gerstlauer Amusement Rides, GMBH filed an answer to our cross-action denying liability and asserting certain affirmative defenses. On March 7, 2014, Gerstlauer Amusement Rides, GMBH filed a cross-action against us for negligence and sought statutory indemnity. We have reserved the full amount of our $2.5 million self-insurance retention, net of expected insurance recoveries, plus estimated litigation costs in connection with this incident.

ITEM 1A.	RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2013 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2013 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 3, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "January 2012 Stock Repurchase Plan"). Under the January 2012 Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. As of January 4, 2013, Holdings had repurchased an additional 578,000 shares at a cumulative price of approximately $18.0 million and an average price per share of $31.16 to complete the permitted repurchases under the January 2012 Stock Repurchase Plan.
On December 11, 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "December 2012 Stock Repurchase Plan"). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the December 2012 Stock Repurchase Plan.
On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock (the "November 2013 Stock Repurchase Plan"). As of April 25, 2014, Holdings had repurchased 270,000 shares at a cumulative price of approximately $10.4 million and an average price per share of $38.43 under the November 2013 Stock Repurchase Plan.
All of the foregoing share and per share amounts have been adjusted to reflect the 2011 Stock Split and the 2013 Stock Split.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2014 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 – January 31	—	$—	—	$494,434,000
Month 2	February 1 - February 28	29,458	40.68	29,458	493,236,000
Month 3	March 1 - March 31	85,900	41.85	85,900	489,641,000
		115,358	$41.55	115,358	$489,641,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 30, 2014	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	April 30, 2014	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith