Form 10-Q
period 2014-06-30
Six Flags Entertainment Corp
filed 2014-07-25
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2014 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At July 23, 2014, Six Flags Entertainment Corporation had 95,277,192 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products which we sell;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and other entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including potential increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	June 30, 2014	December 31, 2013
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117,242	$169,310
Accounts receivable, net	101,120	51,609
Inventories	35,582	22,172
Prepaid expenses and other current assets	48,008	39,006
Deferred income taxes	148,070	71,761
Total current assets	450,022	353,858
Property and equipment, net:
Property and equipment, at cost	1,794,121	1,716,975
Accumulated depreciation	(534,097)	(485,292)
Total property and equipment, net	1,260,024	1,231,683
Other assets:
Debt issuance costs	21,441	23,821
Restricted-use investment securities	1,981	1,823
Deposits and other assets	4,232	4,268
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	360,891	362,113
Total other assets	1,018,793	1,022,273
Total assets	$2,728,839	$2,607,814

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$56,840	$24,464
Accrued compensation, payroll taxes and benefits	22,000	29,277
Accrued insurance reserves	47,981	50,771
Accrued interest payable	19,422	19,598
Other accrued liabilities	39,866	25,988
Deferred income	128,909	60,443
Current portion of long-term debt	6,279	6,269
Total current liabilities	321,297	216,810
Noncurrent liabilities:
Long-term debt	1,391,772	1,394,334
Other long-term liabilities	36,816	39,934
Deferred income taxes	218,912	145,830
Total noncurrent liabilities	1,647,500	1,580,098
Total liabilities	1,968,797	1,796,908

Redeemable noncontrolling interests	456,551	437,569

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 95,420,652 and 94,857,347 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,385	2,371
Capital in excess of par value	864,291	842,488
Accumulated deficit	(529,354)	(438,825)
Accumulated other comprehensive loss, net of tax	(33,831)	(32,697)
Total stockholders' equity	303,491	373,337
Total liabilities and equity	$2,728,839	$2,607,814
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2014	June 30, 2013
Theme park admissions	$205,428	$199,666
Theme park food, merchandise and other	151,772	149,669
Sponsorship, licensing and other fees	15,543	10,582
Accommodations revenue	3,808	3,784
Total revenues	376,551	363,701
Operating expenses (excluding depreciation and amortization shown separately below)	126,531	122,312
Selling, general and administrative (including stock-based compensation of $5,740 and $7,322 in 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	60,160	60,241
Costs of products sold	31,348	31,000
Depreciation	25,511	27,564
Amortization	665	3,599
Loss on disposal of assets	781	1,564
Gain on sale of investee	(10,031)	—
Interest expense	17,845	18,708
Interest income	(58)	(128)
Other (income) expense, net	(64)	426
Income before income taxes	123,863	98,415
Income tax expense	38,551	32,355
Net income	85,312	66,060
Less: Net income attributable to noncontrolling interests	(19,006)	(18,699)
Net income attributable to Six Flags Entertainment Corporation	$66,306	$47,361

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	95,224	95,751
Weighted-average common shares outstanding — diluted:	99,162	100,466

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$0.70	$0.49
Net income per common share outstanding — diluted:	$0.67	$0.47

Cash dividends declared per common share	$0.47	$0.45
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2014	June 30, 2013
Theme park admissions	$240,138	$241,198
Theme park food, merchandise and other	177,739	182,501
Sponsorship, licensing and other fees	23,721	18,475
Accommodations revenue	8,671	9,048
Total revenues	450,269	451,222
Operating expenses (excluding depreciation and amortization shown separately below)	208,159	206,531
Selling, general and administrative (including stock-based compensation of $11,099 and $14,419 in 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	94,494	99,939
Costs of products sold	37,591	38,925
Depreciation	52,540	59,111
Amortization	1,330	7,198
Loss on disposal of assets	2,573	2,634
Gain on sale of investee	(10,031)	—
Interest expense	36,093	37,430
Interest income	(277)	(453)
Other (income) expense, net	(254)	4
Income (loss) before income taxes	28,051	(97)
Income tax expense (benefit)	3,940	(4,044)
Net income	24,111	3,947
Less: Net income attributable to noncontrolling interests	(19,006)	(19,113)
Net income (loss) attributable to Six Flags Entertainment Corporation	$5,105	$(15,166)

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	95,091	98,822
Weighted-average common shares outstanding — diluted:	99,008	98,822

Net income (loss) per average common share outstanding:
Net income (loss) per common share outstanding — basic:	$0.05	$(0.15)
Net income (loss) per common share outstanding — diluted:	$0.05	$(0.15)

Cash dividends declared per common share	$0.94	$0.90
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013
Net income	$85,312	$66,060
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,077	(2,349)
Defined benefit retirement plan (2)	—	(110)
Change in cash flow hedging (3)	(875)	51
Other comprehensive income (loss), net of tax	202	(2,408)
Comprehensive income	85,514	63,652
Less: Comprehensive income attributable to noncontrolling interests	(19,006)	(18,699)
Comprehensive income attributable to Six Flags Entertainment Corporation	$66,508	$44,953

(1)	Foreign currency translation adjustment is presented net of tax expense of $0.5 million and tax benefit of $1.3 million for the three months ended June 30, 2014 and June 30, 2013, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended June 30, 2013.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.5 million and tax expense of $33,000 for the three months ended June 30, 2014 and June 30, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013
Net income	$24,111	$3,947
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(442)	(941)
Defined benefit retirement plan (2)	—	(169)
Change in cash flow hedging (3)	(692)	89
Other comprehensive loss, net of tax	(1,134)	(1,021)
Comprehensive income	22,977	2,926
Less: Comprehensive income attributable to noncontrolling interests	(19,006)	(19,113)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$3,971	$(16,187)

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.3 million and $0.5 million for the six months ended June 30, 2014 and June 30, 2013, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.2 million for the six months ended June 30, 2013.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.4 million and tax expense $0.1 million for the six months ended June 30, 2014 and June 30, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	728,280	18	11,430	—	—	11,448
Stock-based compensation	—	—	11,099	—	—	11,099
Dividends declared to common shareholders	—	—	—	(89,407)	—	(89,407)
Repurchase of common stock	(183,958)	(5)	(1,354)	(6,232)	—	(7,591)
Employee stock purchase plan	18,983	1	628	—	—	629
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	5,105	—	5,105
Net other comprehensive loss, net of tax	—	—	—	—	(1,134)	(1,134)
Balances at June 30, 2014	95,420,652	$2,385	$864,291	$(529,354)	$(33,831)	$303,491
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	299,919	4	4,001	—	—	4,005	—	4,005
Forfeiture of restricted stock units	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	14,419	—	—	14,419	—	14,419
Dividends declared to common stockholders	—	—	—	(88,435)	—	(88,435)	—	(88,435)
Repurchase of common stock	(12,200,892)	(153)	(89,663)	(313,847)	—	(403,663)	—	(403,663)
Two-for-one common stock split	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	20,311	1	567	—	—	568	—	568
Fresh start valuation adjustment for SFOT units purchased	—	—	—	84	—	84	—	84
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(15,166)	—	(15,166)	—	(15,166)
Net other comprehensive loss, net of tax	—	—	—	—	(1,021)	(1,021)	—	(1,021)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	386	386
Balances at June 30, 2013	95,747,142	$2,394	$832,840	$(401,515)	$(30,709)	$403,010	$4,320	$407,330
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$24,111	$3,947
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	53,870	66,309
Stock-based compensation	11,099	14,419
Interest accretion on notes payable	607	620
Reorganization items, net	—	(180)
Amortization of debt issuance costs	2,381	2,138
Other, including loss on disposal of assets	(9,629)	3,615
Increase in accounts receivable	(39,549)	(51,246)
Increase in inventories, prepaid expenses and other current assets	(22,576)	(24,650)
Decrease in deposits and other assets	36	1
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	99,799	110,219
(Decrease) increase in accrued interest payable	(176)	20,954
Deferred income taxes	(2,662)	(9,907)
Net cash provided by operating activities before reorganization activities	117,311	136,239
Cash flows from reorganization activities:
Net cash used in reorganization activities	—	(332)
Net cash provided by operating activities	117,311	135,907

Cash flows from investing activities:
Additions to property and equipment	(81,755)	(72,339)
Property insurance recoveries	410	—
Purchase of identifiable intangible assets	(49)	(75)
Purchase of restricted-use investments	(309)	(313)
Maturities of restricted-use investments	151	178
Proceeds from sale of assets	127	70
Net cash used in investing activities	(81,425)	(72,479)

Cash flow from financing activities:
Repayment of borrowings	(3,159)	(3,143)
Payment of debt issuance costs	—	(263)
Payment of cash dividends	(89,536)	(87,995)
Proceeds from issuance of common stock	12,077	4,573
Stock repurchases	(7,591)	(403,663)
Purchase of redeemable noncontrolling interests	(19)	(288)
Net cash used in financing activities	(88,228)	(490,779)

Effect of exchange rate on cash	274	(646)

Net decrease in cash and cash equivalents	(52,068)	(427,997)
Cash and cash equivalents at beginning of period	169,310	629,208
Cash and cash equivalents at end of period	$117,242	$201,211

Supplemental cash flow information
Cash paid for interest	$33,282	$13,719
Cash paid for income taxes	$6,338	$8,019
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
Results of operations for the six months ended June 30, 2014 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests. On September 30, 2013, we acquired the noncontrolling equity interests held by non-affiliated parties in HWP Development, LLC ("HWP"), with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. Prior to the acquisition, we owned an approximate 49% interest in this joint venture and consolidated HWP as a subsidiary as we had the power to direct the activities that most significantly impacted HWP's economic performance and we had the obligation to absorb losses and receive benefits from HWP that could have been significant to HWP. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks and HWP is reflected as net income attributable to noncontrolling interests in the accompanying unaudited condensed consolidated statements of operations. See Note 7 for further discussion.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $195.7 million and $190.3 million as of June 30, 2014 and December 31, 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2014 and December 31, 2013, we had no accrued interest and penalties liability.
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
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") that we designated and documented as cash flow hedges. The term of the Interest Rate Swap Agreements expire in December 2017. See Note 2 for further discussion.

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
The computation of diluted earnings per share included the effect of 3,938,000 and 4,715,000 dilutive stock options and restricted shares and excluded the effect of 179,000 and 270,000 antidilutive stock options for the three months ended June 30, 2014 and June 30, 2013, respectively. The computation of diluted earnings per share included the effect of 3,917,000 dilutive stock options and restricted shares and excluded the effect of 1,037,000 antidilutive stock options for the six months ended June 30, 2014. We incurred a net loss for the six months ended June 30, 2013, and therefore, diluted shares outstanding equaled basic shares outstanding. For the six months ended June 30, 2013, the computation of diluted shares outstanding excluded the effect of 9,236,000 antidilutive stock options. Earnings (loss) per common share for the three and six months ended June 30, 2014 and June 30, 2013 was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income (loss) attributable to Six Flags Entertainment Corporation	$66,306	$47,361	$5,105	$(15,166)

Weighted-average common shares outstanding — basic:	95,224	95,751	95,091	98,822
Effect of dilutive stock options	3,938	4,715	3,917	—
Weighted-average common shares outstanding — diluted:	99,162	100,466	99,008	98,822

Earnings (loss) per share — basic:	$0.70	$0.49	$0.05	$(0.15)
Earnings (loss) per share — diluted:	$0.67	$0.47	$0.05	$(0.15)

f.	Stock Benefit Plans
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
During the three months ended June 30, 2014 and June 30, 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $5.6 million and $7.2 million, respectively. During the six months ended June 30, 2014 and June 30, 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $10.9 million and $14.3 million, respectively.
As of June 30, 2014, options to purchase approximately 7,322,000 shares of common stock of Holdings and approximately 346,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 4,944,000 shares were available for future grant.

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
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended
	June 30, 2014	June 30, 2013
Risk-free interest rate	1.96%	1.19%
Expected term (in years)	6.25	6.25
Expected volatility	38.49%	39.21%
Expected dividend yield	4.60%	5.23%
The following table summarizes stock option activity for the six months ended June 30, 2014:

(Share and Aggregate Intrinsic Value amounts in thousands)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2013	7,910	$18.90
Granted	162	$39.98
Exercised	(696)	$16.45
Canceled or exchanged	—	$—
Forfeited	(54)	$25.14
Expired	—	$—
Balance at June 30, 2014	7,322	$19.55	7.32	$168,414
Vested and expected to vest at June 30, 2014	7,200	$19.41	7.31	$166,644
Options exercisable at June 30, 2014	1,229	$15.37	6.81	$33,413
The weighted average grant date fair value of the options granted during the six months ended June 30, 2014 and June 30, 2013 was $9.56 and $7.24, respectively.
The total intrinsic value of options exercised during the six months ended June 30, 2014 and June 30, 2013 was $16.8 million and $6.3 million, respectively. The total fair value of options that vested during the six months ended June 30, 2014 and June 30, 2013 was $1.6 million and $1.2 million, respectively.
As of June 30, 2014, there was $12.0 million of unrecognized compensation expense related to option awards. The weighted average period over which that cost is expected to be recognized is 2.48 years.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash received from the exercise of stock options during the six months ended June 30, 2014 and June 30, 2013 was $11.4 million and $4.0 million, respectively.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). If the target is achieved in 2015, an aggregate of 2,650,000 shares would be issued to certain key employees, as adjusted for the 2013 Stock Split; however, this amount could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because, as of June 30, 2014, it is not deemed probable that we will achieve the specified performance condition. Based on the closing market price of the Holdings' common stock on the last trading day of the quarter ended June 30, 2014, the total unrecognized compensation expense related to this award at target achievement in 2015 is $112.8 million, which would be expensed over the service period if achievement of the performance condition becomes probable. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the six months ended June 30, 2014:

(Share amounts in thousands)	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at December 31, 2013	351	$10.84
Granted	18	$41.14
Vested	(23)	$37.19
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at June 30, 2014	346	$10.65
The weighted average grant date fair value per share of stock awards granted during the six months ended June 30, 2014 and June 30, 2013 was $41.14 and $38.26, respectively.
The total grant date fair value of the stock awards granted during the six months ended June 30, 2014 and June 30, 2013 was $0.7 million and $0.8 million, respectively. The total fair value of stock awards that vested during the six months ended June 30, 2014 and June 30, 2013 was $0.9 million and $0.6 million, respectively.
Excluding the unrecognized compensation expense related to the 2015 Performance Award, for which no stock-based compensation expense has been recorded, there was $0.7 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units as of June 30, 2014 that is expected to be recognized over a weighted-average period of 0.71 years.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2014 and June 30, 2013, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $41.14 and $38.26 per DSU, respectively. The total grant date fair value of DSUs granted during the six months ended June 30, 2014 and June 30, 2013 was $0.1 million.
As of June 30, 2014, there was $20,000 of unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted dividend equivalent rights ("DERs") to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs accrue dividends, which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2015 Performance Award. In August 2012, Holdings' Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options. During the twelve months ended December 31, 2013, Holdings' Board of Directors granted approximately 1.2 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options. During the six months ended June 30, 2014, Holdings' Board of Directors granted approximately 0.2 million additional options to our Chief Executive Officer and certain full-time employees of the Company as well as DERs in connection with such options.
We recorded $1.6 million and $2.0 million of stock-based compensation for the DER grants during the three months ended June 30, 2014 and June 30, 2013, respectively. We recorded $3.1 million and $4.1 million of stock-based compensation for the DER grants during the six months ended June 30, 2014 and June 30, 2013, respectively.
All of the foregoing share amounts have been adjusted to reflect the 2013 Stock Split.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of June 30, 2014, we had 1,864,000 shares available for purchase pursuant to the ESPP.
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights was recognized based on their intrinsic value for the six-month ESPP offering periods ended June 30, 2014 and 2013. During the six months ended June 30, 2014 and 2013, we recognized $0.2 million and $0.1 million, respectively, of stock-based compensation expense relating to the ESPP. As of June 30, 2014 and June 30, 2013, no purchase rights were outstanding under the six-month ESPP offering periods then ended.
During the three and six months ended June 30, 2014 and June 30, 2013, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Long-Term Incentive Plan	$5,611	$7,227	$10,920	$14,272
Employee Stock Purchase Plan	129	95	179	147
Total Stock-Based Compensation	$5,740	$7,322	$11,099	$14,419

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time thereafter pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2014, deferred income was primarily comprised of (i) unredeemed season pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2014 and (iv) sponsorship revenue that will be recognized in 2014.
During 2014, we entered into two agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting regularly and on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

h.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of June 30, 2014 and December 31, 2013, the allowance for doubtful accounts and the related bad debt expense were primarily comprised of estimated defaults under deferred season pass payment and membership plans.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. The Company has not yet selected a transition method and is in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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
In April 2014, we entered into the Interest Rate Swap Agreements with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began on June 30, 2014 and will expire in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instrument was placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. The market risk associated with the Interest Rate Swap Agreements is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.
We record derivative instruments at fair value on our unaudited condensed consolidated balance sheets with the effective portion of all cash flow designated derivatives deferred in other comprehensive income and the ineffective portion, if any, recognized immediately in earnings. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
Derivative liabilities recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively, consisted of the following:

	As of
(Amounts in thousands)	June 30, 2014	December 31, 2013
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$1,327	$—
Interest Rate Swap Agreements - Noncurrent	114	—
	$1,441	$—
As of June 30, 2014 and December 31, 2013, we held no derivative assets. As of June 30, 2014 and December 31, 2013, we held no derivatives not designated as hedging instruments.
Effective changes in the fair value of derivatives that are designated as hedges are recorded in accumulated other comprehensive income ("AOCI") on the condensed consolidated balance sheet when in qualifying relationships and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedges are recorded directly in interest expense and other (income) expense, net, respectively.
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2014 and June 30, 2013 were as follows:
Three Months Ended June 30, 2014 and June 30, 2013

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2014	2013	2014	2013	2014	2013
Interest Rate Cap Agreement	$—	$(20)	$—	$(105)	$—	$—
Interest Rate Swap Agreements	(1,440)	—	—	—	—	—
Total	$(1,440)	$(20)	$—	$(105)	$—	$—
Six Months Ended June 30, 2014 and June 30, 2013

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2014	2013	2014	2013	2014	2013
Interest Rate Cap Agreement	$—	$(25)	$(301)	$(170)	$—	$(1)
Interest Rate Swap Agreements	(1,440)	—	—	—	—	—
Total	$(1,440)	$(25)	$(301)	$(170)	$—	$(1)
As of June 30, 2014, approximately $1.8 million of unrealized losses associated with our Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the six months ended June 30, 2014, a nominal amount of hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of June 30, 2014 and December 31, 2013:

	As of
	June 30, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,981	$1,981	$1,823	$1,823
Interest Rate Swap Agreements	(1,441)	(1,441)	—	—
Long-term debt (including current portion)	(1,398,051)	(1,423,294)	(1,400,603)	(1,384,603)
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

•
The fair value of derivative liabilities is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and are considered a Level 2 fair value measurement.  Derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in other accrued liabilities. Derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in other long-term liabilities.  See Note 2 for additional information on our derivative instruments and related Company policies.

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
As of June 30, 2014 and December 31, 2013, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million and $18.8 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2014 and December 31, 2013, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
The Term Loan A was fully repaid in 2012. Prior to repayment, interest on the Term Loan A accrued at an annual rate of LIBOR plus an applicable margin based on our senior secured leverage ratio.
As of June 30, 2014 and December 31, 2013, $573.5 million and $576.4 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. See Note 2 for further discussion. As of June 30, 2014 and December 31, 2013, the applicable interest rate on the Term Loan B was 3.50%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal will be due and payable on December 20, 2018.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

dividends and repurchase capital stock. The 2021 Notes contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.0 million and $1.8 million as of June 30, 2014 and December 31, 2013, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of June 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2014	December 31, 2013
Term Loan B	$573,455	$576,366
2021 Notes	800,000	800,000
HWP Refinance Loan	30,426	30,673
Net discount	(5,830)	(6,436)
Long-term debt	1,398,051	1,400,603
Less current portion	(6,279)	(6,269)
Total long-term debt	$1,391,772	$1,394,334

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the six months ended June 30, 2014:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Amounts reclassified from accumulated other comprehensive income (loss)	—	301	—	(118)	183
Current period other comprehensive income (loss) activity	(695)	(1,440)	—	818	(1,317)
Balances at June 30, 2014	$(2,405)	$(1,440)	$(19,705)	$(10,281)	$(33,831)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2014 and June 30, 2013:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI		June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$—	$(105)	$(301)	$(170)
	Income tax benefit	—	41	118	67
	Net of tax	$—	$(64)	$(183)	$(103)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$—	$186	$—	$388
	Income tax expense	—	(73)	—	(153)
	Net of tax	$—	$113	$—	$235

Total reclassifications		$—	$49	$(183)	$132

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2014, our share of the distribution will be approximately $29.2 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2014 is $282.2 million in the case of SFOG and $375.6 million in the case of SFOT. As of June 30, 2014, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $372.5 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013. Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2014 at both parks aggregated approximately $372.5 million, representing approximately 69.5% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $300.0 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.

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
We incurred $19.4 million of capital expenditures at these parks during the 2013 season and intend to incur approximately $21.4 million of capital expenditures at these parks for the 2014 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2014 and December 31, 2013, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
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
Generally, we enter into our insurance policies on an annual basis and the majority of our current insurance policies expire on December 31, 2014. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Tax and Other Contingencies
As of June 30, 2014 and December 31, 2013, we had accrued liabilities for tax and other indemnification contingencies of $0.5 million and $0.4 million, respectively, related to certain parks sold in previous years that could be recognized as recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

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
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2013	$437,569
Purchase of redeemable units	(19)
Fresh start accounting fair market value adjustment for purchased units	(5)
Net income attributable to noncontrolling interests	19,006
Distributions to noncontrolling interests	—
Balance at June 30, 2014	$456,551
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of June 30, 2014 and December 31, 2013 was approximately $372.5 million.
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
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with this sale, a portion of the proceeds remained in escrow pending the resolution of certain items. Due to the contingent nature of the amounts that remained in escrow, we did not record a receivable for the additional proceeds and these amounts were not included in our calculation of the gain we recognized upon the sale of DCP during 2012. During the three months ended June 30, 2014, all of these items were favorably resolved and, as such, we received $10.0 million of additional proceeds from the sale of DCP in July 2014. During the three months ended June 30, 2014, we recorded a receivable for this amount and recognized the incremental gain on the sale of DCP.

8.	Business Segments
We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization ("Park EBITDA") and Park Free Cash Flow (Park EBITDA less park capital expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. As such, we have only one reportable segment—theme parks.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents segment financial information and a reconciliation of Park EBITDA to income from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Theme park revenues	$376,551	$363,701	$450,269	$451,222
Theme park cash expenses	(202,818)	(195,910)	(308,204)	(309,468)
Aggregate park EBITDA	173,733	167,791	142,065	141,754
Corporate expenses	(9,481)	(10,321)	(20,941)	(21,508)
Stock-based compensation	(5,740)	(7,322)	(11,099)	(14,419)
Other income (expense), net	64	(426)	254	(4)
Loss on disposal of assets	(781)	(1,564)	(2,573)	(2,634)
Gain on sale of investee	10,031	—	10,031	—
Depreciation and amortization	(26,176)	(31,163)	(53,870)	(66,309)
Interest expense	(17,845)	(18,708)	(36,093)	(37,430)
Interest income	58	128	277	453
Income (loss) before income taxes	$123,863	$98,415	$28,051	$(97)
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the six months ended June 30, 2014 and June 30, 2013:

	Domestic	Foreign	Total
2014	(Amounts in thousands)
Long-lived assets	$2,145,233	$105,930	$2,251,163
Revenues	405,637	44,632	450,269
Income before income taxes	22,758	5,293	28,051
2013
Long-lived assets	$2,152,746	$108,834	$2,261,580
Revenues	402,663	48,559	451,222
(Loss) income before income taxes	(7,371)	7,274	(97)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Service cost	$400	$305	$800	$592
Interest cost	2,439	2,202	4,878	4,432
Expected return on plan assets	(3,189)	(3,063)	(6,379)	(6,132)
Amortization of net actuarial loss	—	186	—	388
Total net periodic benefit	$(350)	$(370)	$(701)	$(720)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Discount rate	4.70%	3.85%	4.70%	3.85%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%
Employer Contributions
During the six months ended June 30, 2014 and June 30, 2013, we made pension contributions of $3.0 million.

10.	Stock Repurchase Plans
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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 23, 2014, Holdings had repurchased 490,000 shares at a cumulative price of approximately $19.3 million and an average price per share of $39.26 under the November 2013 Stock Repurchase Plan leaving approximately $480.7 million for permitted repurchases.
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
The results of operations for the six months ended June 30, 2014 and June 30, 2013 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 53% of total revenues during the six months ended June 30, 2014 and June 30, 2013), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first six months of 2014, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased as a result of a gain related to release of sale proceeds from the sale of dick clark production, inc ("DCP") that were held in escrow pending settlement of certain items (See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report) and decreased cash operating costs partially offset by a slight decrease in revenues. The decrease in revenue was driven by a 10% decrease in attendance primarily as a result of the lingering effects of the long, harsh winter that extended school calendars and slowed early-season attendance, especially among season pass holders and guests enrolled in the membership program, partially offset by an 11% increase in total revenue per capita (representing total revenue divided by total attendance). Our cash operating costs decreased primarily as a result of (i) reduced salary, wage and benefit expense, (ii) attendance volume related expense reductions in cost of products sold and operating supply expenses, and (iii) reduced advertising expenses related to the delayed opening of a few of our new attractions partially offset by increased utility expenses primarily related to increased heating fuel expense from heating our parks during the long, harsh winter and an increase in operating taxes related to a refund received in the prior year six month period.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Recent Events
We have signed agreements to help third parties develop Six Flags-branded theme parks in the United Arab Emirates and China. The agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, the exclusivity rights granted, and the rights to use our brand, Six Flags will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public.
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

Results of Operations
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table sets forth summary financial information for the three months ended June 30, 2014 and June 30, 2013:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2014	June 30, 2013
Total revenue	$376,551	$363,701	4%
Operating expenses	126,531	122,312	3%
Selling, general and administrative	60,160	60,241	—%
Costs of products sold	31,348	31,000	1%
Depreciation and amortization	26,176	31,163	(16)%
Loss on disposal of assets	781	1,564	(50)%
Gain on sale of investee	(10,031)	—	N/M
Interest expense, net	17,787	18,580	(4)%
Other (income) expense, net	(64)	426	(115)%
Income before income taxes	123,863	98,415	26%
Income tax expense	38,551	32,355	19%
Net income	85,312	66,060	29%
Less: Net income attributable to noncontrolling interests	(19,006)	(18,699)	2%
Net income attributable to Six Flags Entertainment Corporation	$66,306	$47,361	40%

Other Data:
Attendance	8,167	8,840	(8)%
Total revenue per capita	$46.10	$41.14	12%
Revenue
Revenue for the three months ended June 30, 2014 totaled $376.6 million, a 4% increase compared to $363.7 million for the three months ended June 30, 2013. Total revenue per capita, calculated as total revenue divided by total attendance, increased $4.96, or 12%, for the three months ended June 30, 2014 relative to the comparable period in the prior year. The increase in revenue and total revenue per capita was primarily attributable to continued growth in per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees. Per capita guest spending increased $4.21, or 11%, to $43.73 during the three months ended June 30, 2014 from $39.52 during the three months ended June 30, 2013. The increased per capita guest spending related primarily to continued improvements in admissions pricing and the success of our All-Season Dining Pass. The increase in per capita guest spending was partially offset by an 8% decrease in attendance. The decrease in attendance was primarily driven by the lingering effects of the long, harsh winter that extended school calendars and slowed early-season attendance, especially among season pass holders and guests enrolled in the membership program.
Admissions revenue per capita increased $2.56, or 11%, during the three months ended June 30, 2014 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by (i) continued improvements in pricing, including the reduction of discounts, (ii) a greater mix of single day visitors, which have a higher revenue per capita than season pass and membership visitors, and (iii) a greater number of guests on membership plans who have stayed on beyond their initial twelve-month commitment and continue to pay on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending increased $1.65, or 10%, during the three months ended June 30, 2014 relative to the comparable period in the prior year primarily as a result of the success of our All-Season Dining Pass and other product offerings.
Operating Expenses
Operating expenses for the three months ended June 30, 2014 increased $4.2 million, or 3%, relative to the comparable period in the prior year primarily as a result of a $2.9 million increase in salaries, wages and benefits related to the increased number of operating days in the quarter and to a lesser extent increases in minimum wage rates at several of our parks, a $1.0 million increase in operating tax expenses related to a refund received in the prior year period and a $0.5 million increase in repairs and maintenance spending related to the later opening of several of our parks because of the spring break and Easter holiday shift into the second quarter.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2014 decreased $0.1 million compared to the three months ended June 30, 2013 primarily as a result of a $2.8 million reduction in salaries, wages and benefits primarily related to a reduction in stock- and incentive-based compensation expenses and a $0.5 million reduction in accrued property taxes partially offset by (i) a $1.5 million shift of advertising expenses from the first quarter to the second quarter due to the timing of the spring break and Easter holiday, (ii) a $1.1 million increase in insurance costs primarily related to reserve reductions in the prior year period and (iii) a $0.8 million increase in legal expenses associated with ongoing litigation and the agreements for the development of the Six Flags-branded theme parks outside of North America.
Cost of products sold
Cost of products sold in the three months ended June 30, 2014 increased $0.3 million, or 1%, compared to the three months ended June 30, 2013. The increase in cost of products sold was primarily volume related and was consistent with the growth in food and beverage sales. Cost of products sold as a percentage of non-admission revenue for the three months ended June 30, 2014 decreased slightly relative to the comparable period in the prior year.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2014 decreased $5.0 million, or 16%, compared to the three months ended June 30, 2013. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized during 2013 and 2014. Additionally, depreciation expense has exceeded capital expenditures on an annual basis each year since we adopted fresh start accounting in 2010.
Loss on disposal of assets
Loss on disposal of assets decreased by $0.8 million, or 50%, for the three months ended June 30, 2014 relative to the comparable period in the prior year primarily as a result of the disposal of fewer assets in conjunction with the implementation of our ongoing capital program during the current year relative to the prior year.
Gain on sale of investee
During the three months ended June 30, 2014, the favorable resolution of certain items pertaining to the sale of our interest in DCP in September 2012 resulted in the recognition of a $10.0 million gain on sale of investee for amounts previously held in escrow. See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.
Interest expense, net
Interest expense, net decreased $0.8 million, or 4%, for the three months ended June 30, 2014 relative to the comparable period in the prior year as a result of a lower debt balance outstanding throughout the three months ended June 30, 2014 compared to the three months ended June 30, 2013.
Income Tax Expense
Income tax expense was $38.6 million for the three months ended June 30, 2014 compared to $32.4 million for the three months ended June 30, 2013. The increase in income tax expense was primarily the result of increased taxable income for the three months ended June 30, 3014 compared to the three months ended June 30, 2013 partially offset by an immaterial reduction in the effective tax rate.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table sets forth summary financial information for the six months ended June 30, 2014 and June 30, 2013:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2014	June 30, 2013
Total revenue	$450,269	$451,222	—
Operating expenses	208,159	206,531	1%
Selling, general and administrative	94,494	99,939	(5)%
Costs of products sold	37,591	38,925	(3)%
Depreciation and amortization	53,870	66,309	(19)%
Loss on disposal of assets	2,573	2,634	(2)%
Gain on sale of investee	(10,031)	—	N/M
Interest expense, net	35,816	36,977	(3)%
Other (income) expense, net	(254)	4	N/M
Income (loss) before income taxes	28,051	(97)	N/M
Income tax benefit	3,940	(4,044)	N/M
Net income	24,111	3,947	511%
Less: Net income attributable to noncontrolling interests	(19,006)	(19,113)	(1)%
Net income (loss) attributable to Six Flags Entertainment Corporation	$5,105	$(15,166)	134%

Other Data:
Attendance	9,555	10,662	(10)%
Total revenue per capita	$47.12	$42.32	11%
Revenue
Revenue for the six months ended June 30, 2014 totaled $450.3 million, a slight decrease compared to $451.2 million for the six months ended June 30, 2013. The decrease in revenue is primarily attributable to a 10% decrease in attendance partially offset by a $4.80, or 11%, increase in total revenue per capita, calculated as total revenue divided by total attendance. The decrease in attendance was primarily driven by the lingering effects of the long, harsh winter that extended school calendars and slowed early-season attendance, especially among season pass holders and guests enrolled in the membership program. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $4.01, or 10%, to $43.75 during the six months ended June 30, 2014 from $39.74 during the six months ended June 30, 2013.
Admissions revenue per capita increased $2.51, or 11%, during the six months ended June 30, 2014 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by (i) continued improvements in pricing, including the reduction of discounts, (ii) a greater mix of single day visitors, which have a higher per cap than season pass and membership visitors, and (iii) a greater number of guests on membership plans who have stayed on beyond their initial twelve-month commitment and continue to pay us on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending increased $1.50, or 9%, during the six months ended June 30, 2014 relative to the comparable period in the prior year primarily as a result of food and beverage sales growth driven by the success of our All-Season Dining Pass and other product offerings.
Operating Expenses
Operating expenses for the six months ended June 30, 2014 increased $1.6 million, or 1%, relative to the comparable period in the prior year primarily as a result of (i) a $0.9 million increase in operating tax expenses related to a refund received in the prior year period, (ii) a $0.8 million increase in salaries, wages and benefits partially related to increases in minimum wage rates at several of our parks, and (iii) a $0.8 million increase in utility costs resulting from the impact of higher heating fuel costs and usage related to cooler temperatures at the majority of our parks during the first three months of 2014. These increases were partially offset by a $0.7 million reduction in operating supplies expense partially driven by reduced attendance volumes.
Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2014 decreased $5.4 million, or 5%, compared to the six months ended June 30, 2013 primarily as a result of (i) a $5.0 million reduction in salaries, wages and benefits primarily related to a reduction in stock- and incentive-based compensation expenses, (ii) a $0.6 million savings in advertising expenses related to the delayed opening of a few of our new attractions and (iii) a $0.8 million reduction in costs associated with consulting services, insurance and property taxes. These reductions were partially offset by a $0.9 million increase in legal expenses associated with ongoing litigation and the agreements for the development of the Six Flags-branded theme parks outside of North America, and a $0.3 million increase in repairs and maintenance costs.
Cost of products sold
Cost of products sold in the six months ended June 30, 2014 decreased $1.3 million, or 3%, compared to the six months ended June 30, 2013. The decrease in cost of products sold was primarily due to a lower volume of games and retail sales. Additionally, cost of products sold as a percentage of non-admission revenue for the six months ended June 30, 2014 decreased slightly relative to the comparable period in the prior year.
Depreciation and amortization expense
Depreciation and amortization expense for the six months ended June 30, 2014 decreased $12.4 million, or 19%, compared to the six months ended June 30, 2013. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized during 2013 and 2014. Additionally, depreciation expense has exceeded capital expenditures on an annual basis each year since we adopted fresh start accounting in 2010.
Loss on disposal of assets
Loss on disposal of assets is primarily comprised of the disposal of certain assets during the current year in conjunction with the implementation of our ongoing capital program. Loss on disposal of assets for the six months ended June 30, 2014 was relatively flat compared to the same period in the prior year.
Gain on sale of investee
During the six months ended June 30, 2014, the favorable resolution of certain items pertaining to the sale of our interest in DCP in September 2012 resulted in the recognition of a $10.0 million gain on sale of investee for amounts previously held in escrow. See Note 7 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion.
Interest expense, net
Interest expense, net decreased $1.2 million, or 3%, for the six months ended June 30, 2014 relative to the comparable period in the prior year as a result of a lower debt balance outstanding throughout the current period due to quarterly principal payments made on the Term Loan B that began in March 2013.
Income Tax Benefit
Income tax expense was $3.9 million for the six months ended June 30, 2014 compared to a $4.0 million income tax benefit for the six months ended June 30, 2013. The increase in income tax expense was primarily the result of taxable income in the six months ended June 30, 2014 compared to a taxable loss in the six months ended June 30, 2013 partially offset by an immaterial reduction in the effective tax rate.
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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. During the six months ended June 30, 2014 and June 30, 2013, Holdings paid $89.5 million and $88.0 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $185.0 million in total cash dividends on our common stock for the 2014 calendar year.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 23, 2014, Holdings had repurchased 490,000 shares at a cumulative price of approximately $19.3 million and an average price per share of $39.26 under the November 2013 Stock Repurchase Plan leaving approximately $480.7 million for permitted repurchases.
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
As of June 30, 2014, our total indebtedness, net of discount, was approximately $1,398.1 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2014, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $67.0 million during 2014 and 2015. Under the 2011 Credit Facility, approximately 95% of the Term Loan B is not due until December 2018.
As of June 30, 2014, we had approximately $117.2 million of unrestricted cash and $179.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report.
We currently plan on spending approximately 9% of current year revenues on capital expenditures during the 2014 calendar year.

During the six months ended June 30, 2014, net cash provided by operating activities was $117.3 million. Net cash used in investing activities during the six months ended June 30, 2014 was $81.4 million, consisting primarily of $81.8 million in capital expenditures partially offset by proceeds from property insurance recoveries and asset sales. Net cash used in financing activities during the six months ended June 30, 2014 was $88.2 million, primarily attributable to the payment of $89.5 million in cash dividends and the repurchase of shares of our common stock totaling $7.6 million, partially offset by proceeds from stock option exercises.
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
As of June 30, 2014, there have been no material changes in our market risk exposure from that disclosed in the 2013 Annual Report, except as it relates to our derivative financial instruments. See Note 2 to the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2013 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2014, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2013 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report. There were no material developments concerning our legal proceedings during the quarter ended June 30, 2014.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 23, 2014, Holdings had repurchased 490,000 shares at a cumulative price of approximately $19.3 million and an average price per share of $39.26 under the November 2013 Stock Repurchase Plan.
All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended June 30, 2014 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 – April 30	—	$—	—	$489,641,000
Month 2	May 1 - May 31	68,600	40.77	68,600	486,844,000
Month 3	June 1 - June 30	—	—	—	486,844,000
		68,600	$40.77	68,600	$486,844,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 25, 2014	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	July 25, 2014	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith