Form 10-Q
period 2014-09-30
Six Flags Entertainment Corp
filed 2014-10-21
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2014 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At October 17, 2014, Six Flags Entertainment Corporation had 93,615,293 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including potential increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report").
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	September 30, 2014	December 31, 2013
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$164,777	$169,310
Accounts receivable, net	110,336	51,609
Inventories	25,795	22,172
Prepaid expenses and other current assets	53,008	39,006
Deferred income taxes	137,985	71,761
Total current assets	491,901	353,858
Property and equipment, net:
Property and equipment, at cost	1,796,322	1,716,975
Accumulated depreciation	(557,462)	(485,292)
Total property and equipment, net	1,238,860	1,231,683
Other assets:
Debt issuance costs	20,251	23,821
Restricted-use investment securities	2,162	1,823
Deposits and other assets	5,220	4,268
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $11,632 and $9,669 as of September 30, 2014 and December 31, 2013, respectively	360,127	362,113
Total other assets	1,018,008	1,022,273
Total assets	$2,748,769	$2,607,814

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$31,811	$24,464
Accrued compensation, payroll taxes and benefits	28,383	29,277
Accrued insurance reserves	48,572	50,771
Accrued interest payable	9,095	19,598
Other accrued liabilities	38,240	25,988
Deferred income	91,031	60,443
Current portion of long-term debt	6,287	6,269
Total current liabilities	253,419	216,810
Noncurrent liabilities:
Long-term debt	1,390,497	1,394,334
Other long-term liabilities	34,195	39,934
Deferred income taxes	265,344	145,830
Total noncurrent liabilities	1,690,036	1,580,098
Total liabilities	1,943,455	1,796,908

Redeemable noncontrolling interests	456,551	437,569

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 94,539,261 and 94,857,347 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	2,363	2,371
Capital in excess of par value	940,066	842,488
Accumulated deficit	(558,152)	(438,825)
Accumulated other comprehensive income (loss), net of tax	(35,514)	(32,697)
Total stockholders' equity	348,763	373,337
Total liabilities and equity	$2,748,769	$2,607,814
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2014	September 30, 2013
Theme park admissions	$305,820	$282,095
Theme park food, merchandise and other	211,870	203,846
Sponsorship, licensing and other fees	18,717	13,589
Accommodations revenue	5,436	4,990
Total revenues	541,843	504,520
Operating expenses (excluding depreciation and amortization shown separately below)	143,881	134,395
Selling, general and administrative (including stock-based compensation of $78,168 and $7,077 in 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	126,662	52,648
Costs of products sold	39,730	36,616
Depreciation	26,467	27,300
Amortization	665	3,598
Loss on disposal of assets	1,608	4,325
Interest expense	18,533	18,810
Interest income	(69)	(207)
Other (income) expense, net	(6)	1,013
Income before income taxes	184,372	226,022
Income tax expense	60,332	86,405
Net income	124,040	139,617
Less: Net income attributable to noncontrolling interests	(19,006)	(19,214)
Net income attributable to Six Flags Entertainment Corporation	$105,034	$120,403

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	94,522	95,105
Weighted-average common shares outstanding — diluted:	97,274	98,472

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$1.11	$1.27
Net income per common share outstanding — diluted:	$1.08	$1.22

Cash dividends declared per common share	$0.47	$0.45
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2014	September 30, 2013
Theme park admissions	$545,958	$523,293
Theme park food, merchandise and other	389,609	386,347
Sponsorship, licensing and other fees	42,438	32,064
Accommodations revenue	14,107	14,038
Total revenues	992,112	955,742
Operating expenses (excluding depreciation and amortization shown separately below)	352,040	340,926
Selling, general and administrative (including stock-based compensation of $89,267 and $21,496 in 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	221,156	152,587
Costs of products sold	77,321	75,541
Depreciation	79,007	86,411
Amortization	1,995	10,796
Loss on disposal of assets	4,181	6,959
Gain on sale of investee	(10,031)	—
Interest expense	54,626	56,240
Interest income	(346)	(660)
Other (income) expense, net	(260)	1,017
Income before income taxes	212,423	225,925
Income tax expense	64,272	82,361
Net income	148,151	143,564
Less: Net income attributable to noncontrolling interests	(38,012)	(38,327)
Net income attributable to Six Flags Entertainment Corporation	$110,139	$105,237

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	94,900	97,569
Weighted-average common shares outstanding — diluted:	97,885	100,819

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$1.16	$1.08
Net income per common share outstanding — diluted:	$1.13	$1.04

Cash dividends declared per common share	$1.41	$1.35
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013
Net income	$124,040	$139,617
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(2,364)	483
Defined benefit retirement plan (2)	—	(114)
Change in cash flow hedging (3)	681	94
Other comprehensive (loss) income, net of tax	(1,683)	463
Comprehensive income	122,357	140,080
Less: Comprehensive income attributable to noncontrolling interests	(19,006)	(19,214)
Comprehensive income attributable to Six Flags Entertainment Corporation	$103,351	$120,866

(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.2 million and tax expense $0.3 million for the three months ended September 30, 2014 and September 30, 2013, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended September 30, 2013.

(3)	Change in cash flow hedging is presented net of tax expense of $0.4 million and $0.1 million for the three months ended September 30, 2014 and September 30, 2013, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013
Net income	$148,151	$143,564
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(2,806)	(458)
Defined benefit retirement plan (2)	—	(283)
Change in cash flow hedging (3)	(11)	183
Other comprehensive loss, net of tax	(2,817)	(558)
Comprehensive income	145,334	143,006
Less: Comprehensive income attributable to noncontrolling interests	(38,012)	(38,327)
Comprehensive income attributable to Six Flags Entertainment Corporation	$107,322	$104,679

(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.5 million and $0.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.3 million for the nine months ended September 30, 2013.

(3)	Change in cash flow hedging is presented net of a nominal tax benefit for the nine months ended September 30, 2014 and tax expense of $0.1 million for the nine months ended September 30, 2013.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	2,752,365	68	30,439	—	—	30,507
Stock-based compensation	—	—	89,267	—	—	89,267
Dividends declared to common shareholders	—	—	—	(133,712)	—	(133,712)
Repurchase of common stock	(3,089,434)	(77)	(22,756)	(95,759)	—	(118,592)
Employee stock purchase plan	18,983	1	628	—	—	629
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	110,139	—	110,139
Net other comprehensive loss, net of tax	—	—	—	—	(2,817)	(2,817)
Balances at September 30, 2014	94,539,261	$2,363	$940,066	$(558,152)	$(35,514)	$348,763
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Retained earnings (Accumulated deficit)	Accumulated other comprehensive income (loss)	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$15,849	$(29,688)	$892,219	$3,934	$896,153
Issuance of common stock	2,347,359	55	24,916	—	—	24,971	—	24,971
Forfeiture of restricted stock units	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	21,496	—	—	21,496	—	21,496
Dividends declared to common stockholders	—	—	—	(131,187)	—	(131,187)	—	(131,187)
Repurchase of common stock	(14,968,486)	(222)	(109,998)	(393,429)	—	(503,649)	—	(503,649)
Two-for-one common stock split	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	20,311	1	567	—	—	568	—	568
Fresh start valuation adjustment for SFOT units and HWP ownership interests purchased	—	—	—	193	—	193	(109)	84
Purchase of HWP ownership interests	—	—	(4,834)	—	—	(4,834)	(4,630)	(9,464)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	105,237	—	105,237	—	105,237
Net other comprehensive loss, net of tax	—	—	—	—	(558)	(558)	—	(558)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	875	875
Balances at September 30, 2013	95,026,988	$2,376	$835,663	$(403,337)	$(30,246)	$404,456	$70	$404,526
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$148,151	$143,564
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	81,002	97,207
Stock-based compensation	89,267	21,496
Interest accretion on notes payable	913	934
Reorganization items, net	—	(180)
Amortization of debt issuance costs	3,559	3,206
Other, including loss on disposal of assets	(6,254)	8,425
Increase in accounts receivable	(58,919)	(64,981)
Increase in inventories, prepaid expenses and other current assets	(18,190)	(7,822)
(Increase) decrease in deposits and other assets	(953)	316
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	45,846	33,039
(Decrease) increase in accrued interest payable	(10,503)	6,690
Deferred income taxes	55,336	63,429
Net cash provided by operating activities before reorganization activities	329,255	305,323
Cash flows from reorganization activities:
Net cash used in reorganization activities	—	(332)
Net cash provided by operating activities	329,255	304,991

Cash flows from investing activities:
Additions to property and equipment	(95,868)	(89,182)
Property insurance recoveries	448	—
Purchase of identifiable intangible assets	(49)	(75)
Purchase of restricted-use investments, net	(339)	(309)
Proceeds from sale of DCP	10,031	—
Proceeds from sale of assets	284	108
Net cash used in investing activities	(85,493)	(89,458)

Cash flow from financing activities:
Repayment of borrowings	(4,732)	(4,709)
Payment of debt issuance costs	—	(264)
Payment of cash dividends	(135,775)	(131,443)
Proceeds from issuance of common stock	31,136	25,539
Stock repurchases	(118,592)	(503,649)
Purchase of noncontrolling interests	—	(9,464)
Purchase of redeemable noncontrolling interests	(19)	(288)
Distributions to noncontrolling interests	(19,006)	(18,725)
Net cash used in financing activities	(246,988)	(643,003)

Effect of exchange rate on cash	(1,307)	(776)

Net decrease in cash and cash equivalents	(4,533)	(428,246)
Cash and cash equivalents at beginning of period	169,310	629,208
Cash and cash equivalents at end of period	$164,777	$200,962

Supplemental cash flow information
Cash paid for interest	$60,658	$45,411
Cash paid for income taxes	$12,628	$11,447
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Results of operations for the nine months ended September 30, 2014 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $194.3 million and $190.3 million as of September 30, 2014 and December 31, 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2014 and December 31, 2013, we had no accrued interest and penalties liability.
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

d.	Derivative Instruments and Hedging Activities
We account for derivatives and hedging activities in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Basic earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
The computation of diluted earnings per share included the effect of 2,752,000 and 3,367,000 dilutive stock options and restricted shares and excluded the effect of 1,858,000 and 1,193,000 antidilutive stock options for the three months ended September 30, 2014 and September 30, 2013, respectively. The computation of diluted earnings per share included the effect of 2,985,000 and 3,250,000 dilutive stock options and restricted shares and excluded the effect of 1,784,000 and 1,205,000 antidilutive stock options for the nine months ended September 30, 2014 and September 30, 2013, respectively. Earnings per common share for the three and nine months ended September 30, 2014 and September 30, 2013 was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income attributable to Six Flags Entertainment Corporation	$105,034	$120,403	$110,139	$105,237

Weighted-average common shares outstanding — basic:	94,522	95,105	94,900	97,569
Effect of dilutive stock options and restricted shares	2,752	3,367	2,985	3,250
Weighted-average common shares outstanding — diluted:	97,274	98,472	97,885	100,819

Earnings per share — basic:	$1.11	$1.27	$1.16	$1.08
Earnings per share — diluted:	$1.08	$1.22	$1.13	$1.04

f.	Stock Benefit Plans
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
During the three months ended September 30, 2014 and September 30, 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $78.1 million and $7.0 million, respectively. During the nine months ended September 30, 2014 and September 30, 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $89.0 million and $21.3 million, respectively.
As of September 30, 2014, options to purchase approximately 7,136,000 shares of common stock of Holdings and approximately 37,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,181,000 shares were available for future grant.

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
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Risk-free interest rate	1.96%	1.87%
Expected term (in years)	6.25	6.25
Expected volatility	38.78%	39.03%
Expected dividend yield	4.84%	5.12%
The following table summarizes stock option activity for the nine months ended September 30, 2014:

(Share and Aggregate Intrinsic Value amounts in thousands)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2013	7,910	$18.90
Granted	1,673	$37.98
Exercised	(2,371)	$12.87
Canceled or exchanged	—	$—
Forfeited	(76)	$25.77
Expired	—	$—
Balance at September 30, 2014	7,136	$25.30	7.87	$71,054
Vested and expected to vest at September 30, 2014	6,952	$25.09	7.84	$70,541
Options exercisable at September 30, 2014	2,890	$16.81	6.74	$50,847
The weighted average grant date fair value of the options granted during the nine months ended September 30, 2014 and September 30, 2013 was $8.90 and $7.78, respectively.
The total intrinsic value of options exercised during the nine months ended September 30, 2014 and September 30, 2013 was $59.6 million and $49.2 million, respectively. The total fair value of options that vested during the nine months ended September 30, 2014 and September 30, 2013 was $19.3 million and $17.5 million, respectively.
As of September 30, 2014, there was $21.7 million of unrecognized compensation expense related to option awards. The weighted average period over which that cost is expected to be recognized is 3.25 years.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Cash received from the exercise of stock options during the nine months ended September 30, 2014 and September 30, 2013 was $30.5 million and $25.0 million, respectively.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). If the target is achieved in 2015, an aggregate of 2,575,000 shares would be issued to certain key employees, as adjusted for the 2013 Stock Split; however, this amount could be more or less depending on the level of achievement and the timing thereof. During the three months ended September 30, 2014, it was determined that achievement of the Modified EBITDA performance target is probable by 2015. As such, in accordance with FASB ASC Topic 718, Stock Compensation, we have accrued $60.8 million, plus an additional $11.8 million for the associated dividend equivalent rights ("DERs"), for stock-based compensation expense related to the 2015 Performance Award as of September 30, 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended September 30, 2014, the total unrecognized compensation expense related to the 2015 Performance Award was $27.7 million, plus the remaining expense for the associated DERs, which will be approximately $8.0 million, that will be expensed over the remaining service period.
The following table summarizes stock, restricted stock and restricted stock unit activity for the nine months ended September 30, 2014:

(Share amounts in thousands)	Shares	Weighted Average Grant Date Fair Value ($)
Non-vested balance at December 31, 2013	351	$10.84
Granted	18	$41.14
Vested	(332)	$11.07
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at September 30, 2014	37	$23.68
The weighted average grant date fair value per share of stock awards granted during the nine months ended September 30, 2014 and September 30, 2013 was $41.14 and $38.26, respectively.
The total grant date fair value of the stock awards granted during the nine months ended September 30, 2014 and September 30, 2013 was $0.7 million for both periods. The total fair value of stock awards that vested during the nine months ended September 30, 2014 and September 30, 2013 was $10.0 million and $3.4 million, respectively.
Excluding the unrecognized compensation expense related to the 2015 Performance Award discussed above, there was $0.4 million of total unrecognized compensation expense related to stock, restricted stock, and restricted stock units as of September 30, 2014 that is expected to be recognized over a weighted-average period of 0.60 years.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2014 and September 30, 2013, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $41.14 and $38.26 per DSU, respectively. The total grant date fair value of DSUs granted during the nine months ended September 30, 2014 and September 30, 2013 was $0.1 million.
As of September 30, 2014, there was a nominal amount of unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted DERs to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. As stockholders are paid cash dividends, the DERs accrue dividends, which will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2015 Performance Award. In August 2012, Holdings' Board of Directors granted approximately 2.0 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options. During the twelve months ended December 31, 2013, Holdings' Board of Directors granted approximately 1.2 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options. During the nine months ended September 30, 2014, Holdings' Board of Directors granted approximately 1.7 million additional options to the majority of the full-time employees of the Company as well as DERs in connection with such options.
Exclusive of stock-based compensation recognized for the DER grants associated with the 2015 Performance Award discussed above, we recorded stock-based compensation for DER grants of $1.7 million and $4.8 million for the three and nine months ended September 30, 2014, respectively. We recorded $1.9 million and $6.0 million of stock-based compensation for DER grants during the three and nine months ended September 30, 2013, respectively.
All of the foregoing share amounts have been adjusted to reflect the 2013 Stock Split.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of September 30, 2014, we had 1,864,000 shares available for purchase pursuant to the ESPP. In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period.
During the three and nine months ended September 30, 2014 and September 30, 2013, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Long-Term Incentive Plan	$78,118	$7,030	$89,038	$21,302
Employee Stock Purchase Plan	50	47	229	194
Total Stock-Based Compensation	$78,168	$7,077	$89,267	$21,496

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

membership term, and can be canceled any time thereafter pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of September 30, 2014, deferred income was primarily comprised of (i) unredeemed 2014 season pass revenue, (ii) advance sales of season pass and other admissions for the 2015 operating season, (iii) pre-sold single-day admissions revenue for the current operating season, (iv) unredeemed portions of the membership program that will be recognized in 2014 and 2015 and (iv) sponsorship revenue that will be recognized in 2014.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of September 30, 2014 and December 31, 2013, the allowance for doubtful accounts and the related bad debt expense were primarily comprised of estimated defaults under deferred season pass payment and membership plans.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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
In April 2014, we entered into the Interest Rate Swap Agreements with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges.

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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively, consisted of the following:

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,331	$—
Interest Rate Swap Agreements - Noncurrent	1,013	—	—	—
	$1,013	$—	$1,331	$—
As of September 30, 2014 and December 31, 2013, we held no derivatives not designated as hedging instruments.
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
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and September 30, 2013 were as follows:
Three Months Ended September 30, 2014 and September 30, 2013

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2014	2013	2014	2013	2014	2013
Interest Rate Cap Agreement	$—	$(5)	$—	$(161)	$—	$—
Interest Rate Swap Agreements	974	—	(148)	—	—	—
Total	$974	$(5)	$(148)	$(161)	$—	$—

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Nine Months Ended September 30, 2014 and September 30, 2013

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2014	2013	2014	2013	2014	2013
Interest Rate Cap Agreement	$—	$(30)	$(301)	$(331)	$—	$(1)
Interest Rate Swap Agreements	(466)	—	(148)	—	—	—
Total	$(466)	$(30)	$(449)	$(331)	$—	$(1)
As of September 30, 2014, approximately $1.7 million of unrealized losses associated with our Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the nine months ended September 30, 2014, a nominal amount of hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of September 30, 2014 and December 31, 2013:

	As of
	September 30, 2014		December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,162	$2,162	$1,823	$1,823
Interest Rate Swap Agreements assets	1,013	1,013	—	—
Interest Rate Swap Agreements liabilities	(1,331)	(1,331)	—	—
Long-term debt (including current portion)	(1,396,784)	(1,375,422)	(1,400,603)	(1,384,603)
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

•
The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 2 for additional information on our derivative instruments and related Company policies.

•
The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

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
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes (see 2021 Notes below), (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters, and (iv) reduced the interest rate payable on the Term Loan B by 25 basis points.
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
As of September 30, 2014 and December 31, 2013, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million and $18.8 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2014 and December 31, 2013, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
The Term Loan A was fully repaid in 2012. As of September 30, 2014 and December 31, 2013, $572.0 million and $576.4 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. See Note 2 for further discussion. As of September 30, 2014 and December 31, 2013, the applicable interest rate on the Term Loan B was 3.50%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal will be due and payable on December 20, 2018.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.2 million and $1.8 million as of September 30, 2014 and December 31, 2013, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of September 30, 2014 and December 31, 2013, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2014	December 31, 2013
Term Loan B	$571,999	$576,366
2021 Notes	800,000	800,000
HWP Refinance Loan	30,308	30,673
Net discount	(5,523)	(6,436)
Long-term debt	1,396,784	1,400,603
Less current portion	(6,287)	(6,269)
Total long-term debt	$1,390,497	$1,394,334

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the nine months ended September 30, 2014:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Amounts reclassified from accumulated other comprehensive income (loss)	—	449	—	(176)	273
Current period other comprehensive income (loss) activity	(4,338)	(466)	—	1,714	(3,090)
Balances at September 30, 2014	$(6,048)	$(318)	$(19,705)	$(9,443)	$(35,514)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2014 and September 30, 2013:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI		September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$(148)	$(161)	$(449)	$(331)
	Income tax expense	58	64	176	131
	Net of tax	$(90)	$(97)	$(273)	$(200)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$—	$187	$—	$575
	Income tax expense	—	(75)	—	(228)
	Net of tax	$—	$112	$—	$347

Total reclassifications		$(90)	$15	$(273)	$147

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.3 million in 2014 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2014, our share of the distribution will be approximately $29.2 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2014 is $282.2 million in the case of SFOG and $375.6 million in the case of SFOT. As of September 30, 2014, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $372.5 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We incurred $19.4 million of capital expenditures at these parks during the 2013 season and intend to incur approximately $21.4 million of capital expenditures at these parks for the 2014 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $55.2 million of cash in 2013 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2014 and December 31, 2013, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remained as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. The patent expired in October 2012. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. Holdings is no longer a defendant in this litigation, which is scheduled to go to trial in January 2015. While we believe it is possible that we could incur a liability by reason of this action, it is premature to assess the likelihood of any impact that this litigation may have on our financial position. Accordingly, our condensed consolidated financial statements do not include any costs or liabilities related to this litigation as the probability of the outcome is currently not determinable and the loss is not estimable.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Tax and Other Contingencies
As of September 30, 2014 and December 31, 2013, we had accrued liabilities for tax and other indemnification contingencies of $0.5 million and $0.4 million, respectively, related to certain parks sold in previous years that could be recognized as recovery of losses from discontinued operations in the future if such liabilities are not requested to be paid.

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2013	$437,569
Purchase of redeemable units	(19)
Fresh start accounting fair market value adjustment for purchased units	(5)
Net income attributable to noncontrolling interests	38,012
Distributions to noncontrolling interests	(19,006)
Balance at September 30, 2014	$456,551
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of September 30, 2014 and December 31, 2013 was approximately $372.5 million.
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
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with this sale, a portion of the proceeds remained in escrow pending the resolution of certain items. Due to the contingent nature of the amounts that remained in escrow, we did not record a receivable for the additional proceeds and these amounts were not included in our calculation of the gain we recognized upon the sale of DCP during 2012. In June 2014, all of these items were favorably resolved and, as such, we received $10.0 million of additional proceeds and recognized the incremental gain on the sale of DCP.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Theme park revenues	$541,843	$504,520	$992,112	$955,742
Theme park cash expenses	(217,782)	(206,931)	(525,986)	(516,399)
Aggregate park EBITDA	324,061	297,589	466,126	439,343
Corporate expenses	(14,323)	(9,651)	(35,264)	(31,159)
Stock-based compensation	(78,168)	(7,077)	(89,267)	(21,496)
Other income (expense), net	6	(1,013)	260	(1,017)
Loss on disposal of assets	(1,608)	(4,325)	(4,181)	(6,959)
Gain on sale of investee	—	—	10,031	—
Depreciation and amortization	(27,132)	(30,898)	(81,002)	(97,207)
Interest expense	(18,533)	(18,810)	(54,626)	(56,240)
Interest income	69	207	346	660
Income before income taxes	$184,372	$226,022	$212,423	$225,925
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income (loss) from continuing operations by domestic and foreign categories as of and for the nine months ended September 30, 2014 and September 30, 2013:

	Domestic	Foreign	Total
2014	(Amounts in thousands)
Long-lived assets	$2,128,917	$100,318	$2,229,235
Revenues	905,105	87,007	992,112
Income before income taxes	191,212	21,211	212,423
2013
Long-lived assets	$2,135,482	$105,737	$2,241,219
Revenues	865,541	90,201	955,742
Income before income taxes	205,643	20,282	225,925

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Service cost	$400	$303	$1,200	$895
Interest cost	2,404	2,202	7,282	6,634
Expected return on plan assets	(3,186)	(3,063)	(9,565)	(9,195)
Amortization of net actuarial loss	—	187	—	575
Total net periodic benefit	$(382)	$(371)	$(1,083)	$(1,091)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Discount rate	4.75%	3.85%	4.75%	3.85%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.50%	7.25%	7.50%
Employer Contributions
During the nine months ended September 30, 2014 and September 30, 2013, we made pension contributions of $4.5 million.

10.	Stock Repurchase Plans
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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 17, 2014, Holdings had repurchased 4,185,000 shares at a cumulative price of approximately $156.6 million and an average price per share of $37.42 under the November 2013 Stock Repurchase Plan, leaving approximately $343.4 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.
The timing of share repurchases is limited by the covenants in the 2011 Credit Facility, as amended, and the 2021 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

11.	Subsequent Events
On October 21, 2014, we announced that Holdings' Board of Directors approved an increase in our ongoing quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. The fourth quarter 2014 dividend will be payable December 8, 2014 to shareholders of record as of November 25, 2014.
On October 21, 2014, we established a performance award based on our new long-term aspirational goal of achieving $600 million of Modified EBITDA by the year 2017 (the "2017 Performance Award") upon which an aggregate of 2,400,000 shares of common stock, along with dividend equivalent rights equal in number to the number of shares granted, would be issued to certain key employees. The number and timing of any issuances of common stock under the 2017 Performance Award will depend on progress toward the $600 million Modified EBITDA target and the timing thereof.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report.
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
The results of operations for the nine months ended September 30, 2014 and September 30, 2013 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenues during the nine months ended September 30, 2014 and September 30, 2013), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2014, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was driven by a 9% increase in total revenue per capita (representing total revenue divided by total attendance), partially offset by a 5% decrease in attendance primarily as a result of the lingering effects of the long, harsh winter that extended school calendars and slowed early-season attendance, especially among season pass holders and guests enrolled in the membership program. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense, (ii) increased utility costs due primarily to increased heating fuel and electricity usage during the long, harsh winter, (iii) costs associated with the international park development agreements and (iv) an increase in operating taxes resulting from a refund received in the comparable prior year period. These increases in cash operating costs were partially offset by reduced insurance and advertising expenses.
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

One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. On October 21, 2014, we announced that Holdings' Board of Directors approved an increase in our ongoing quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock.
On October 21, 2014, we established a performance award based on our new long-term aspirational goal of achieving $600 million of Modified EBITDA by the year 2017 (the "2017 Performance Award") upon which an aggregate of 2,400,000 shares of common stock, along with dividend equivalent rights equal in number to the number of shares granted, would be issued to certain key employees. The number and timing of any issuances of common stock under the 2017 Performance Award will depend on progress toward the $600 million Modified EBITDA target and the timing thereof.
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
Results of Operations
Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table sets forth summary financial information for the three months ended September 30, 2014 and September 30, 2013:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2014	September 30, 2013
Total revenue	$541,843	$504,520	7%
Operating expenses	143,881	134,395	7%
Selling, general and administrative	126,662	52,648	141%
Costs of products sold	39,730	36,616	9%
Depreciation and amortization	27,132	30,898	(12)%
Loss on disposal of assets	1,608	4,325	(63)%
Interest expense, net	18,464	18,603	(1)%
Other (income) expense, net	(6)	1,013	(101)%
Income before income taxes	184,372	226,022	(18)%
Income tax expense	60,332	86,405	(30)%
Net income	124,040	139,617	(11)%
Less: Net income attributable to noncontrolling interests	(19,006)	(19,214)	(1)%
Net income attributable to Six Flags Entertainment Corporation	$105,034	$120,403	(13)%

Other Data:
Attendance	11,824	11,774	—%
Total revenue per capita	$45.83	$42.85	7%
Revenue
Revenue for the three months ended September 30, 2014 totaled $541.8 million, a 7% increase compared to $504.5 million for the three months ended September 30, 2013. Total revenue per capita, calculated as total revenue divided by total attendance, increased $2.98, or 7%, for the three months ended September 30, 2014 relative to the comparable period in the prior year. The increase in revenue and total revenue per capita was primarily attributable to continued growth in per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, as well as a slight increase in attendance. Per capita guest spending increased $2.52, or 6%, to $43.79 during the three months ended September 30, 2014 from $41.27 during the three months ended September 30, 2013. The increase in per capita guest spending related primarily to continued improvements in admissions pricing, the success of our All-Season Dining Pass and increased Flash Pass sales partially offset by an increase in season pass and membership attendance mix.
Admissions revenue per capita increased $1.91, or 8%, during the three months ended September 30, 2014 relative to the comparable period in the prior year primarily as a result of continued pricing improvements, including a reduction in discounts and promotions, and continued growth in the number of guests enrolled in our membership program who have remained members following the initial twelve-month term and continue to pay on a month-to-month basis, which allows us to record the respective revenue on a lower attendance base. Non-admissions per capita guest spending increased $0.61, or 4%, during the three months ended September 30, 2014 relative to the comparable period in the prior year primarily due to the success of our All-Season Dining Pass, Flash Pass and other product offerings.
Operating Expenses
Operating expenses for the three months ended September 30, 2014 increased $9.5 million, or 7%, relative to the comparable period in the prior year primarily as a result of (i) an $7.2 million increase in salaries, wages and benefits primarily related to increases in incentive-based compensation, higher labor over the summer and increases in minimum wage rates at many of our parks, (ii) a $1.4 million increase in repairs and maintenance, utilities and operating supplies expenses and (iii) a $0.9 million increase in credit card processing fees related to our increased revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2014 increased $74.0 million, or 141% compared to the three months ended September 30, 2013 primarily as a result of (i) a $75.2 million increase in salaries, wages and benefits related to an increase in stock-based compensation expenses primarily resulting from the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award, which we began accruing during the three months ended September 30, 2014 as achievement of this award is now deemed probable, and (ii) a $1.4 million increase in fees of third party service providers. These increases were partially offset by a $2.7 million reduction in insurance costs primarily resulting from the increase in our reserves in the prior year related to the accident that occurred at our park in Arlington, Texas.
Cost of products sold
Cost of products sold in the three months ended September 30, 2014 increased $3.1 million, or 9%, compared to the three months ended September 30, 2013. The increase in cost of products sold was primarily driven by the growth in food and beverage and retail sales. Cost of products sold as a percentage of non-admission revenue for the three months ended September 30, 2014 increased slightly relative to the comparable period in the prior year primarily as a result of the product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2014 decreased $3.8 million, or 12%, compared to the three months ended September 30, 2013. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized during 2013 and 2014.
Loss on disposal of assets
Loss on disposal of assets decreased by $2.7 million, or 63%, for the three months ended September 30, 2014 relative to the comparable period in the prior year primarily as a result of the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net decreased $0.1 million, or 1%, for the three months ended September 30, 2014 relative to the comparable period in the prior year as a result of a lower debt balance outstanding throughout the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Income Tax Expense
Income tax expense was $60.3 million for the three months ended September 30, 2014 compared to $86.4 million for the three months ended September 30, 2013. The change in income tax expense was primarily driven by a reduction in our effective tax rate resulting from the impact of foreign tax credits expected to be utilized in the near future. Income tax expense also decreased as a result of lower taxable income resulting from an increase in stock-based compensation expenses primarily resulting from the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award.
Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table sets forth summary financial information for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2014	September 30, 2013
Total revenue	$992,112	$955,742	4%
Operating expenses	352,040	340,926	3%
Selling, general and administrative	221,156	152,587	45%
Costs of products sold	77,321	75,541	2%
Depreciation and amortization	81,002	97,207	(17)%
Loss on disposal of assets	4,181	6,959	(40)%
Gain on sale of investee	(10,031)	—	N/M
Interest expense, net	54,280	55,580	(2)%
Other (income) expense, net	(260)	1,017	(126)%
Income before income taxes	212,423	225,925	(6)%
Income tax expense	64,272	82,361	(22)%
Net income	148,151	143,564	3%
Less: Net income attributable to noncontrolling interests	(38,012)	(38,327)	(1)%
Net income attributable to Six Flags Entertainment Corporation	$110,139	$105,237	5%

Other Data:
Attendance	21,379	22,435	(5)%
Total revenue per capita	$46.41	$42.60	9%
Revenue
Revenue for the nine months ended September 30, 2014 totaled $992.1 million, an increase of $36.4 million, or 4%, compared to $955.7 million for the nine months ended September 30, 2013. The increase in revenue is primarily attributable to a $3.81, or 9%, increase in total revenue per capita, calculated as total revenue divided by total attendance, and international revenue. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased $3.23, or 8%, to $43.77 during the nine months ended September 30, 2014 from $40.54 during the nine months ended September 30, 2013. The increase in per capita guest spending was partially offset by a 5% decline in attendance for the nine months ended September 30, 2014 relative to the comparable period in the prior year. The reduction in attendance was limited to the early summer months into which school calendars were extended due to the long, harsh winter. Attendance in the latter half of this summer was comparable to the prior year.
Admissions revenue per capita increased $2.22, or 10%, during the nine months ended September 30, 2014 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements on both multi- and single-use ticket offerings, including a reduction in discounts. Additionally, admissions revenue per capita increased as a result of continued growth in the number of guests on membership plans who have remained members following the initial twelve-month term and continue to pay us on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending increased $1.01, or 6%, during the nine months ended September 30, 2014 relative to the comparable period in the prior year primarily as a result of food and beverage sales growth driven by the success of our All-Season Dining Pass and other product offerings.

Operating Expenses
Operating expenses for the nine months ended September 30, 2014 increased $11.1 million, or 3%, relative to the comparable period in the prior year primarily as a result of (i) an $8.0 million increase in salaries, wages and benefits primarily related to increases in incentive-based compensation, higher labor over the summer and increases in minimum wage rates at many of our parks, (ii) a $1.9 million increase in repairs and maintenance and utilities costs, (iii) a $1.6 million increase in credit card processing fees related to our increased revenue and (iv) a $1.0 million increase in operating tax expenses related to a refund received in the prior year, partially offset by a $1.3 million reduction in contract show, rent and operating supply expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2014 increased $68.6 million, or 45%, compared to the nine months ended September 30, 2013 primarily as a result of (i) a $70.2 million increase in salaries, wages and benefits related to an increase in stock-based compensation expenses primarily resulting from the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award, which we began accruing during the three months ended September 30, 2014 as achievement of this award is now deemed probable, and (ii) a $1.8 million increase in fees of third party service providers some of which was related to our new international park development agreements. These increases were partially offset by a $3.0 million reduction in insurance costs primarily resulting from the increase in our reserves in the prior year related to the accident that occurred at our park in Arlington, Texas.
Cost of products sold
Cost of products sold in the nine months ended September 30, 2014 increased $1.8 million, or 2%, compared to the nine months ended September 30, 2013 primarily due to increased food and beverage sales. Cost of products sold as a percentage of non-admission revenue for the nine months ended September 30, 2014 increased slightly relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended September 30, 2014 decreased $16.2 million, or 17%, compared to the nine months ended September 30, 2013. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized during 2013 and 2014.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2014 decreased $2.8 million, or 40%, compared to the same period in the prior year primarily as a result of the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Gain on sale of investee
During the nine months ended September 30, 2014, the favorable resolution of certain items pertaining to the sale of our interest in DCP in September 2012 resulted in the recognition of a $10.0 million gain on sale of investee for amounts previously held in escrow. See Note 7 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.
Interest expense, net
Interest expense, net decreased $1.3 million, or 2%, for the nine months ended September 30, 2014 relative to the comparable period in the prior year as a result of a lower debt balance outstanding throughout the current period due to quarterly principal payments made on the Term Loan B that began in March 2013.
Income Tax Benefit
Income tax expense was $64.3 million for the nine months ended September 30, 2014 compared to a $82.4 million for the nine months ended September 30, 2013. The change in income tax expense was primarily driven by a reduction in our effective tax rate resulting from the impact of foreign tax credits expected to be utilized in the near future. Income tax expense also decreased as a result of lower taxable income resulting from an increase in stock-based compensation expenses primarily resulting from the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award.

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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. During the nine months ended September 30, 2014 and September 30, 2013, Holdings paid $135.8 million and $131.4 million, respectively, in cash dividends on its common stock. In October 2014, Holdings' Board of Directors approved an 11% increase in the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $185.0 million in total cash dividends on our common stock for the 2014 calendar year.
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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 17, 2014, Holdings had repurchased 4,185,000 shares at a cumulative price of approximately $156.6 million and an average price per share of $37.42 under the November 2013 Stock Repurchase Plan, leaving approximately $343.4 million for permitted repurchases.
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
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and, therefore, revenue at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or may be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2013 Annual Report.
As of September 30, 2014, our total indebtedness, net of discount, was approximately $1,396.8 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2014, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $67.0 million during 2014 and 2015. Under the 2011 Credit Facility, approximately 95% of the Term Loan B is not due until December 2018.
As of September 30, 2014, we had approximately $164.8 million of unrestricted cash and $179.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of current year revenues on capital expenditures during the 2014 calendar year.
During the nine months ended September 30, 2014, net cash provided by operating activities was $329.3 million. Net cash used in investing activities during the nine months ended September 30, 2014 was $85.5 million, consisting primarily of $95.9 million in capital expenditures, partially offset by proceeds from property insurance recoveries and asset sales, including cash receipts resulting from the release of proceeds from the sale of our interest in DCP in September 2012. Net cash used in financing activities during the nine months ended September 30, 2014 was $247.0 million, primarily attributable to the payment of $135.8 million in cash dividends and the repurchase of shares of our common stock totaling $118.6 million, partially offset by proceeds from stock option exercises.
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
As of September 30, 2014, there have been no material changes in our market risk exposure from that disclosed in the 2013 Annual Report, except as it relates to our derivative financial instruments. See Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2013 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2014, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2013 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2014.
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint seeks damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation. Thus, as of that date, only Magnetar Technologies Corp. and G&T Conveyor Co. remained as plaintiffs. We have contacted the manufacturers of the amusement rides that we believe may be impacted by this case, requiring such manufacturers to honor their indemnification obligations with respect to this case. We tendered the defense of this matter to certain of the ride manufacturers. The patent expired in October 2012. Fact and expert discovery has concluded and summary judgment motions were filed in January 2013. The defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claims that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation are also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. Holdings is no longer a defendant in this litigation, which is scheduled to go to trial in January 2015. While we believe it is possible that we could incur a liability by reason of this action, it is premature to assess the likelihood of any impact that this litigation may have on our financial position. Accordingly, our condensed consolidated financial statements do not include any costs or liabilities related to this litigation as the probability of the outcome is currently not determinable and the loss is not estimable.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 17, 2014, Holdings had repurchased 4,185,000 shares at a cumulative price of approximately $156.6 million and an average price per share of $37.42 under the November 2013 Stock Repurchase Plan, leaving approximately $343.4 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect the 2013 Stock Split.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended September 30, 2014 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 – July 31	1,323,233	$39.29	1,323,233	$434,845,000
Month 2	August 1 - August 31	1,403,971	37.61	1,403,971	382,046,000
Month 3	September 1 - September 30	178,272	34.83	178,272	375,836,000
		2,905,476	$38.20	2,905,476	$375,836,000

ITEM 6.	EXHIBITS

Exhibit 10.1
List of Project 600 Awards to Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

Exhibit 10.2
Project 600 Program Overview (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

Exhibit 10.3
Form of Project 600 Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 21, 2014	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 21, 2014	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
List of Project 600 Awards to Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

10.2
Project 600 Program Overview (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

10.3
Form of Project 600 Program Award Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Six Flags Entertainment Corporation filed with the Securities and Exchange Commission on October 21, 2014, Commission File No. 001-13703)

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