Form 10-K
period 2014-12-31
Six Flags Entertainment Corp
filed 2015-02-19
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2014 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,116.0 million based on the closing price ($42.55) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☒ Yes    ☐ No
On February 13, 2015, there were 93,055,389 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2015 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2014 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.
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
Looney Tunes characters, names and all related indicia are trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P. Batman, Superman and Wonder Woman and all related characters, names and indicia are copyrights and trademarks of DC Comics. Yogi Bear, Scooby-Doo and The Flintstones and all related characters, names and indicia are copyrights and trademarks of Hanna-Barbera. Cartoon Network is a trademark of Cartoon Network. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.

ii

PART I

ITEM 1.	BUSINESS
Introduction
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our U.S. theme parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2014. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 175 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the United States.
Our parks occupy approximately 4,500 acres of land, and we own approximately 1,100 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2014, our parks offered approximately 800 rides, including over 130 roller coasters, making us the leading provider of "thrill rides" in the industry.
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our parks are branded as "Six Flags" parks and beginning in 2014 we are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Chapter 11 Reorganization and Related Subsequent Events
On June 13, 2009, Six Flags, Inc. ("SFI") and certain of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") (Case No. 9-12019) (the "Chapter 11 Filing"). SFI's subsidiaries that own interests in Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG" and together with SFOT, the "Partnership Parks") and the parks in Canada and Mexico were not debtors in the Chapter 11 Filing.
On April 30, 2010, the Bankruptcy Court entered an order confirming the Debtors' Modified Fourth Amended Joint Plan of Reorganization and the Debtors emerged from Chapter 11. Pursuant to the reorganization plan, all of SFI's common stock and other equity and debt securities were cancelled as of April 30, 2010. Also, on April 30, 2010, but after the reorganization plan became effective and prior to the issuance of securities under the reorganization plan, SFI changed its corporate name to Six Flags Entertainment Corporation ("Holdings"). On April 30, 2010, Holdings issued an aggregate of 109,555,556 shares of common stock at $0.025 par value, as adjusted to reflect the two-for-one stock splits in June 2011 and June 2013. On June 21, 2010, Holdings' common stock commenced trading on the New York Stock Exchange under the symbol "SIX."

Also in connection with the emergence from Chapter 11 and in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 852, Reorganizations, we adopted fresh start accounting, pursuant to which the Company's estimated fair value was allocated to its underlying assets and liabilities, which results in financial statements that are not comparable to financial statements for periods prior to emergence.
Description of Parks
The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) Baltimore (26)	8.2 million—50 miles 13.7 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 125 miles Busch Gardens / Williamsburg, VA / 175 miles
Six Flags Discovery Kingdom Vallejo, CA	135 acres—theme park plus marine and land animal exhibits	San Francisco / Oakland (6) Sacramento (20)	6.3 million—50 miles 11.7 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	218 acres—combination theme and water park	Houston (10) San Antonio (33) Austin (39)	2.4 million—50 miles 4.5 million—100 miles	Sea World of Texas / San Antonio, TX / 15 miles Schlitterbahn / New Braunfels, TX / 33 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and water park and approximately 556 acres of potentially developable land	New York City (1) Philadelphia (4)	13.9 million—50 miles 29.3 million—100 miles	Hershey Park / Hershey, PA / 150 miles Dorney Park / Allentown, PA / 75 miles Morey's Piers Wildwood / Wildwood, NJ / 97 miles Coney Island / Brooklyn, NY / 77 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (35)	8.8 million—50 miles 13.8 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several water parks / Wisconsin Dells Area / 170 miles
Six Flags St. Louis Eureka, MO	503 acres—combination theme and water park and approximately 220 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.4 million—50 miles 18.6 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm /
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Soak City USA /
Buena Park, CA / 50 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	18.3 million—50 miles 37.2 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 14 miles La Feria / Mexico City, Mexico / 11 miles
Six Flags New England Agawam, MA	262 acres—combination theme and water park	Boston (7) Hartford / New Haven (30) Providence (53) Springfield (115)	3.4 million—50 miles 16.4 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA Six Flags Whitewater Atlanta Marietta, GA	352 acres—separately gated theme and water park on 283 acres and water park on 69 acres	Atlanta (9)	5.6 million—50 miles 8.0 million—100 miles
Georgia Aquarium /
Atlanta, GA / 20 miles

Carowinds /
Charlotte, NC / 250 miles

Alabama Splash Adventures /
Birmingham, AL / 160 miles

Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles

Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.7 million—50 miles 8.1 million—100 miles
Sea World of Texas /
San Antonio, TX / 285 miles

NRH2O Waterpark /
North Richland Hills, TX / 13 miles

The Great Wolf Lodge /
Grapevine, TX / 17 miles

Hawaiian Falls Waterparks /
Multiple Locations / 15 - 35 miles

La Ronde Montreal, Canada	146 acres—theme park	N/A	4.8 million—50 miles 6.1 million—100 miles	Quebec City Waterpark / Quebec City, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario / 370 miles
The Great Escape and Splashwater Kingdom / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (58)	1.1 million—50 miles 3.1 million—100 miles	Darien Lake / Darien Center, NY / 311 miles
________________________________________

*	Based on a 9/27/14 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2014, our share of the distribution will be approximately $29.5 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2014, is $310.4 million in the case of SFOG and $378.7 million in the case of SFOT. As of December 31, 2014, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.5% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $393.6 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
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
We incurred $22.0 million of capital expenditures at these parks during the 2014 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2015 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. As of December 31, 2014 and 2013, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. With respect to the 2014 "put" obligations, no borrowing occurred. The $300 million accordion feature on the Term Loan B (as defined in "Management's Discussion and Analysis - Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report) under our $1,135.0 million credit agreement (the "2011 Credit Facility") is available for borrowing for future "put" obligations if necessary.

Marketing and Promotion
We attract visitors through multi-media marketing and promotional programs for each of our parks. The programs are designed to attract guests and enhance the Six Flags brand name, and are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing, with the assistance of our senior management and advertising and promotion agencies.
We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.
Group sales represented approximately 22%, 23%, and 25% of the aggregate attendance during the 2014, 2013 and 2012 seasons, respectively, at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.
During 2013 we launched a monthly membership program. Season pass and membership sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. In general, a season pass or membership guest contributes higher aggregate profitability to the Company over the course of a year compared to a single day ticket guest because a season pass or membership guest pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2014 and 2013 seasons, season pass and membership attendance constituted approximately 50% and 48%, respectively, of the total attendance at our parks. During the 2012 season, season pass attendance constituted approximately 44% of the total attendance at our parks.
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
Capital Improvements and Other Initiatives
We regularly make capital investments for new rides and attractions in our parks that, in total, approximate 9% of revenues annually. We purchase both new and used rides and attractions. In addition, on occasion we relocate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks in order to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.
During 2014, we (i) added the world's fastest wooden roller coaster with the world's tallest and steepest drop on a wooden roller coaster at Six Flags Great America (Gurnee, IL), the world's tallest vertical drop ride at Six Flags Great Adventure (Jackson, NJ) and the world's tallest swing ride at Six Flags New England (Agawam, MA); (ii) added a new water park at Six Flags Over Georgia (Austell, GA) and re-introduced the New Medusa Steel Coaster at Six Flags Mexico (Mexico City, Mexico); (iii) introduced a new Mardi Gras area with a spinning coaster at Six Flags America (outside Washington, D.C.); (iv) refreshed the kids' areas at Six Flags Over Texas (Arlington, TX) and Six Flags Magic Mountain (Valencia, CA); (v) expanded the water park at Six Flags Fiesta Texas (San Antonio, TX); (vi) added interactive water rides at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags St. Louis (Eureka, MO); (vii) added a water slide complex at Six Flags Hurricane Harbor (Arlington, TX) and a drop box speed slide at Six Flags Hurricane Harbor (Valencia, CA); and (viii) added a variety of rides, shows and attractions at several parks, including La Ronde (Montreal, Canada), The Great Escape (Queensbury, NY), Six Flags Hurricane Harbor (Jackson, NJ) and Six Flags White Water Atlanta (Marietta, GA).
Planned initiatives for 2015 include (i) adding a world-record-breaking hybrid roller coaster at Six Flags Magic Mountain (Valencia, CA), a state-of-the-art hybrid roller coaster at Six Flags New England (Agawam, MA), and a 4D wing roller coaster at Six Flags Fiesta Texas (San Antonio, TX); (ii) introducing all-new 3D interactive dark ride attractions at Six Flags Over Texas (Arlington, TX) and Six Flags St. Louis (Eureka, MO); (iii) debuting a looping coaster and expanding Fright Fest® with a new haunted house attraction at Six Flags Great Adventure (Jackson, NJ); (iv) adding a seven-story looping coaster and a classic spin ride at Six Flags Over Georgia (Austell, GA) and a water slide featuring a 90-degree drop, with riders plunging through a trap door and traveling down at speeds of more than 40 miles per hour at Six Flags White Water Atlanta (Marietta, GA); (v) upgrading the signature areas of Six Flags Great America (Gurnee, IL), Carousel Plaza and Hometown Square, and re-introducing children’s rides for families to share with the next generation of thrill-seekers; (vi) introducing a newly renovated family attraction and other updates to Splashwater Kingdom at The Great Escape (Queensbury, NY); (vii) adding a looping coaster with a unique ride experience at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags America (outside Washington, D.C.); (viii) adding a 242 foot tall swing ride at Six Flags Mexico (Mexico City, Mexico) and a year-round haunted attraction at La Ronde (Montreal, Canada); and (ix) introducing its first outdoor grill and new, luxury cabanas at Six Flags Hurricane Harbor (Jackson, NJ).
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
Also during 2015, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings and maintaining our focus on containing our operating expenses; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including our All Season Dining Pass program, which enables season pass holders and members to eat lunch and dinner any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.
International Licensing
We have signed agreements to help third parties develop Six Flags-branded theme parks outside of North America. The agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, the exclusivity rights granted, and the rights to use our brand, we will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public.
Maintenance and Inspection
Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park's operation. Potential risks to employees and staff as well as to the public are evaluated. Contingency plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. We have approximately 800 full-time employees who devote substantially all of their time to maintaining the parks and our rides and attractions. We continue to utilize a computerized maintenance management system across all of our domestic parks.
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
The majority of our current insurance policies expire on December 31, 2015. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Competition
Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sporting events and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors." Within each park's regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.
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
Employees
As of December 31, 2014, we employed approximately 1,900 full-time employees, and over the course of the 2014 operating season we employed approximately 39,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 19.2% of our full-time and approximately 11.3% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2015 (Six Flags Discovery Kingdom), December 2016 (Six Flags Over Georgia), December 2017 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), January 2018 (Six Flags Over Texas and the other union at Six Flags Great Adventure), and January 2020 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2015 through December 2020. We consider our employee relations to be good.
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

Name	Age	Title
James Reid-Anderson*	55	Chairman, President and Chief Executive Officer
John M. Duffey*	54	Chief Financial Officer
Lance C. Balk*	57	General Counsel
John Bement	62	Senior Vice President, In-Park Services
Walter S. Hawrylak*	67	Senior Vice President, Administration
Michael S. Israel	48	Senior Vice President and Chief Information Officer
Tom Iven	56	Senior Vice President, U.S. Park Operations
Nancy A. Krejsa	56	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	43	Senior Vice President, Corporate Alliances
John Odum	57	Senior Vice President, International Park Operations
Brett Petit*	51	Senior Vice President, Marketing
Leonard A. Russ*	41	Vice President and Chief Accounting Officer
________________________________________

*	Executive Officers
James Reid-Anderson was named Chairman, President and Chief Executive Officer of Six Flags in August 2010. Prior to joining Six Flags, Mr. Reid-Anderson was an adviser to Apollo Management L.P., a private equity investment firm, commencing January 2010, and from December 2008 to March 2010 was an adviser to the managing board of Siemens AG, a worldwide manufacturer and supplier for the industrial, energy and healthcare industries. From May through November 2008, Mr. Reid-Anderson was a member of Siemens AG's managing board and Chief Executive Officer of Siemens' Healthcare Sector, and from November 2007 through April 2008 he was the Chief Executive Officer of Siemens' Healthcare Diagnostics unit. Prior to the sale of the company to Siemens, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Dade Behring  Inc., a company that manufactured medical diagnostics equipment and supplies, which he joined in August 1996. Mr. Reid-Anderson previously held roles of increasing responsibility at PepsiCo, Grand Metropolitan (now Diageo) and Mobil. Mr. Reid-Anderson is a fellow of the U.K. Association of Chartered Certified Accountants and holds a Bachelor of Commerce (Honor) degree from the University of Birmingham, U.K.
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
Walter S. Hawrylak was named Senior Vice President, Administration of Six Flags in June 2002 and is responsible for Human Resources, Benefits, Training, Risk Management, Safety and Insurance. He joined Six Flags in 1999 bringing a rich background in the theme park industry. He previously worked for SeaWorld, Universal Studios and Wet 'n Wild where he has held a variety of positions ranging from Director of Finance to General Manager to CFO. Mr. Hawrylak holds a B.A. degree in Accounting from Ohio Northern University. Mr. Hawrylak is a CPA and started his career in public accounting.

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
Tom Iven was named Senior Vice President, U.S. Park Operations in April 2014 and is responsible for the management of all of the Company's parks in the United States. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. From 2010 until 2014, Mr. Iven was the Senior Vice President, Park Operations and was responsible for the management of the Company's parks in the Western region as well as the oversight of engineering, maintenance and operating efficiency programs for all Six Flags parks. Mr. Iven holds a B.S. degree from Missouri State University.
Nancy A. Krejsa was named Senior Vice President, Investor Relations and Corporate Communications at Six Flags in October 2010 and is responsible for investor relations, corporate communications and public relations. Ms. Krejsa previously served as Senior Vice President, Strategy and Communications for Siemens Healthcare Diagnostics from November 2007 to September 2010. Prior to Siemens' acquisition of Dade Behring, Ms. Krejsa was responsible for Corporate Communications and Investor Relations for Dade Behring. Ms. Krejsa joined Dade Behring in 1994 and held a number of Financial and Operational roles at Dade Behring, including Assistant Controller, Treasurer and Vice President of U.S. Operations. Prior to joining Dade Behring, Ms. Krejsa held a number of financial management positions at American Hospital Supply and Baxter International, including Vice President, Controller of the $5 billion Hospital Supply Distribution business. Ms. Krejsa has a B.S. in Finance from Indiana University and an M.B.A. in Accounting from DePaul University.
David McKillips was named Senior Vice President, Corporate Alliances of Six Flags in September 2010 and is responsible for managing corporate sponsorships, media networks and licensed promotions. Mr. McKillips has 19 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. In his current role, Mr. McKillips oversees the company's local, national and international sponsorship and media sales teams. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President of Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world's most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at SeaWorld in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a B.A. degree in Speech Communication from the University of Georgia.
John Odum was named Senior Vice President, International Park Operations in April 2014 and is responsible for the development and management of all parks outside of the United States. Additionally, he oversees the corporate design, engineering, maintenance, operations, aquatics, and entertainment functions for all parks. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of entertainment, rides, park services, security, admissions, food service, merchandise, games and attractions and finance. Additionally, Mr. Odum has served as the Park President at Six Flags St. Louis, Six Flags Fiesta Texas and Six Flags Over Georgia. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for maintenance, engineering and capital spending administration. From 2010 until 2014, Mr. Odum was the Senior Vice President, Park Operations and was responsible for the management of the Company's parks in the Eastern region as well as the oversight of operations, entertainment and design for all Six Flags parks. Mr. Odum holds a B.S. in Business Management from Presbyterian College.
Brett Petit was named Senior Vice President, Marketing of Six Flags in June 2010. Mr. Petit has 31 years in the theme and water park industry, managing marketing strategy for more than 65 different theme parks, water parks and family entertainment centers across the country. In his role, he oversees all aspects of marketing strategy, advertising, promotions, group sales and online marketing. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. from University of South Florida.

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
Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have had a negative effect on consumers' discretionary income and consumer confidence and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. Both attendance and total per capita spending at our parks are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.
Additionally, difficult economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers and/or the funding of our lines of credit. Changes in exchange rates for foreign currencies could reduce international demand for our products, increase our labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue we earn in other markets.
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
We may not obtain the desired improvements in operational and financial performance established in our aspirational goals, including those related to Project 500 and Project 600.
From time to time we establish aspirational goals for our operational and financial performance, including the "Project 500" goal established in mid-2011 to achieve Modified EBITDA of $500 million by 2015 and the "Project 600" goal established in mid-2014 to achieve Modified EBITDA of $600 million by 2017. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals at all or in the timeframe in which we seek to achieve them.
Bad or extreme weather conditions and forecasts of bad or mixed weather conditions can adversely impact attendance at our parks.
Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues. The effects of bad weather on attendance can be more pronounced at our water parks. We believe that our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. Also, bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.
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
Lower attendance at our parks may be caused by various local conditions, events, weather, contagious diseases or natural disasters. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks which could negatively affect our image. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations.
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
Our parks compete with other theme, water and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sporting events, restaurants and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. If we are unable to compete effectively against entertainment alternatives or on the basis of principal competitive factors of the park, our business, financial condition or results of operations may be adversely affected.
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
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies expire on December 31, 2015, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
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
We may be unable to purchase or contract with third parties to manufacture theme park rides and attractions.
We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if our third-party suppliers' financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts, or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

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
We sell food, toys and other retail products, the sale of which involves legal and other risks. We may need to recall food products if they become contaminated, and we may need to recall toys, games or other retail merchandise if there is a design or product defect. Even though we are resellers of food, toys and other retail products, we may be liable if the consumption or purchase of any of the products we sell causes illness or injury. A recall could result in losses due to the cost of the recall, the destruction of product and lost sales due to the unavailability of product for a period of time. A significant food or retail product recall could also result in adverse publicity, damage to our reputation and loss of consumer confidence in our parks, which could have a material adverse effect on our business, financial condition or results of operations.
Cyber security risks and the failure to maintain the integrity of internal or guest data could expose us to data loss, litigation and liability, and our reputation could be significantly harmed.
We collect and retain large volumes of internal and guest data, including credit card numbers and other personally identifiable information, for business purposes, including for transactional or target marketing and promotional purposes, and our various information technology systems enter, process, summarize and report such data. We also maintain personally identifiable information about our employees. The integrity and protection of our guest, employee and Company data is critical to our business and our guests and employees have a high expectation that we will adequately protect their personal information. The regulatory environment, as well as the requirements imposed on us by the credit card industry, governing information, security and privacy laws are increasingly demanding and continue to evolve. Maintaining compliance with applicable security and privacy regulations could adversely impact our ability to market our parks, products and services to our guests. In addition, such compliance measures, as well as protecting our guests from consumer fraud, could increase our operating costs. Furthermore, a penetrated or compromised data system or the intentional, inadvertent or negligent release or disclosure of data could result in theft, loss, fraudulent or unlawful use of guest, employee or Company data which could harm our reputation, disrupt our operations, or result in remedial and other costs, fines or lawsuits.
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
We cannot be certain that we do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims in the ordinary course of our business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party's rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may increase our operating expenses.
Increased labor costs and employee health and welfare benefits may reduce our results of operations.
Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our managers and employees. Increased labor costs due to competition, increased minimum wage or employee benefit costs or otherwise, would adversely impact our operating expenses. The Patient Protection and Affordable Care Act of 2010 and the amendments thereto contain provisions which will impact our future healthcare costs. We do not anticipate these changes will result in a material increase in our operating costs. Our results of operations are also substantially affected by costs of retirement, including as a result of macro-economic factors beyond our control, such as declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities.
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
As of December 31, 2014, approximately 19.2% of our full-time and approximately 11.3% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, Six Flags Discovery Kingdom and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
We depend on a seasonal workforce, many of whom are paid at minimum wage.
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage will increase our salary, wage and benefit expenses in 2015 and future years and further legislative changes could continue to increase these expenses in the future.

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
Our business strategy may include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures and partnerships, that allow us to profitably expand our business and leverage our brand. The success of our acquisitions depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. Additionally, any international transactions are subject to additional risks, including the performance of our partners, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, as well as political instability and a lesser degree of legal protection in certain jurisdictions, currency exchange fluctuations and potentially adverse tax consequences of overseas operations. If we do not realize the benefits of such transactions, it could have an adverse effect on our financial condition.
Risks Related to Our Indebtedness and Common Stock
A portion of our cash flow is required to be used to fund our substantial monetary obligations.
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $67.8 million in 2015 (based on our ownership of units as of December 31, 2014, our share of the distribution will be approximately $29.5 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $393.6 million as of December 31, 2014. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the 2011 Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2014, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital in prior years and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the 2011 Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2015 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $107.8 million on capital expenditures, net of property insurance recoveries, for all of our continuing operations in the 2014 calendar year. Our business plan includes targeted annual capital spending of approximately 9% of revenues. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
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
The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the 2011 Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the 2011 Credit Facility or the indenture governing Holdings' $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.
Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the 2011 Credit Facility. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.
The 2011 Credit Facility and the indenture governing the 2021 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the 2011 Credit Facility could declare outstanding borrowings under the 2011 Credit Facility immediately due and payable and the holders of the 2021 Notes could elect to declare the 2021 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance that we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the 2011 Credit Facility could also result in an event of default under other indebtedness.
We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness, including the 2011 Credit Facility and the 2021 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the 2021 Notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, including the 2021 Notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.
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
Credit rating agencies continually review their ratings for the companies they follow including our company. Upon our emergence from bankruptcy, the rating agencies evaluated our new credit facilities. Moody's Investors Service and Standard &

Poor's provided an initial corporate family rating of B2 and B, respectively. In November 2010, Moody's upgraded our credit rating to B1 and Standard & Poor's upgraded our credit rating to B+. In February 2011, Standard & Poor's increased our credit rating to BB-. In November 2011, Standard & Poor's updated our credit rating to BB. In connection with the issuance of the 2021 Notes in December 2012, Moody's assigned a B3 rating to the 2021 Notes, upgraded our credit facility rating to Ba2, and affirmed our B1 corporate family rating. Standard & Poor's assigned a BB- rating to the 2021 Notes and affirmed our BB corporate credit rating. In May 2013, Moody's affirmed the B3 rating on the 2021 Notes, the Ba2 rating on the credit facility and our B1 corporate family rating. In November 2014, Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance that our ratings will not experience a negative change in the future. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the 2011 Credit Facility and the 2021 Notes, and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $73.9 million of cash and cash equivalents on a consolidated basis at December 31, 2014, of which $11.8 million was held at Holdings.
Provisions in Holdings' corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders or could have a materially negative impact on our business.
Certain provisions in Holdings' Restated Certificate of Incorporation, the 2011 Credit Facility and the indenture governing the 2021 Notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.
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
Holdings is also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. All of the foregoing factors could materially adversely affect the price of Holdings' common stock.
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
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2014. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—218 acres (owned)

•	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to concession agreement) (1)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest) (2)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest) (2)

•	Six Flags St. Louis, Eureka, Missouri—503 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned) (3)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest) (4)

•	The Great Escape, Queensbury, New York—345 acres (owned)
________________________________________

(1)	The concession agreement is with the Federal District of Mexico City. The agreement expires in 2017 but negotiations regarding the extension of the concession agreement are ongoing.

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
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint sought damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation leaving only Magnetar Technologies Corp. and G&T Conveyor Co. as plaintiffs. We required the manufacturers of the amusement rides that we believed to be impacted by this case to honor their indemnification obligations with respect to this case and tendered the defense of this case to certain of the ride manufacturers. The patent expired in October 2012. In January 2013, the defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On

July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties agreed to settle the lawsuit.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have reserved the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident. On October 24, 2014, the litigation was dismissed, without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to two years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs.
On July 19, 2013, a fatal accident occurred on a ride at our park in Arlington, Texas. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas in connection with the incident seeking monetary damages. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. On March 5, 2014, Gerstlauer Amusement Rides, GmbH filed an answer to our cross-action denying liability and asserting certain affirmative defenses. On March 7, 2014, Gerstlauer Amusement Rides, GmbH filed a cross-action against us for negligence and sought statutory indemnity. In December 2014, the parties entered into an agreement to settle the lawsuit, the terms of which are confidential.
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
The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2014 and 2013:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2015
First Quarter (through February 13, 2015)	$45.57	$42.23	$0.52
2014
Fourth Quarter	$43.60	$31.77	$0.52
Third Quarter	$42.85	$33.76	$0.47
Second Quarter	$43.19	$38.02	$0.47
First Quarter	$42.94	$33.96	$0.47
2013
Fourth Quarter	$38.90	$31.86	$0.47
Third Quarter	$37.90	$32.73	$0.45
Second Quarter	$40.31	$34.64	$0.45
First Quarter	$36.34	$30.50	$0.45
Holders of Record
As of February 13, 2015, there were approximately 55 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Increase in Quarterly Dividends
In October 2014, Holdings' Board of Directors increased the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the 2011 Credit Facility and the indenture governing the 2021 Notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis — Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
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
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2014, Holdings had repurchased an aggregate of 5,314,000 shares at a cumulative price of approximately $200.9 million and an average price per share of $37.81, leaving approximately $299.1 million for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock under the November 2013 Stock Repurchase Plan during the three months ended December 31, 2014:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	October 1 - October 31	1,590,995	$36.09	1,590,995	$318,420,000
Month 2	November 1 - November 30	364,800	$39.96	364,800	$303,841,000
Month 3	December 1 - December 31	114,100	$41.76	114,100	$299,076,000
		2,069,895	$37.08	2,069,895	$299,076,000

Performance Graph
The following graph shows a comparison of the fifty-six month cumulative total stockholder return on Holdings' common stock (assuming all dividends were reinvested), The Standard & Poor's ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.
COMPARISON OF 56 MONTH CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index
________________________________________

*	$100 invested on 5/10/10 in stock or 4/30/10 in index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	5/10/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Six Flags Entertainment Corporation	$100.00	$185.11	$282.11	$441.34	$558.90	$687.98
S&P 500	$100.00	$107.48	$109.76	$127.32	$168.56	$191.63
S&P Midcap 400	$100.00	$111.34	$109.41	$128.97	$172.18	$188.99
S&P Movies & Entertainment	$100.00	$101.83	$113.38	$152.66	$237.48	$279.80

ITEM 6.	SELECTED FINANCIAL DATA
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
As used in this Annual Report, "Successor" refers to Holdings as of April 30, 2010, the date the debtors emerged from Chapter 11 restructuring, and "Predecessor" refers to SFI together with its consolidated subsidiaries prior to that date.

	Successor					Predecessor
	Year Ended December 31,				Eight Months Ended December 31,	Four Months Ended April 30,
(Amounts in thousands, except per share data)	2014	2013	2012	2011	2010	2010
Statement of Operations Data:
Theme park admissions	$641,535	$602,204	$576,708	$541,744	$452,189	$59,270
Theme park food, merchandise and other	460,131	448,547	437,382	413,844	348,552	52,054
Sponsorship, licensing and other fees	57,250	42,179	39,977	42,380	37,877	11,259
Accommodations revenue	16,877	17,000	16,265	15,206	9,194	5,494
Total revenue	1,175,793	1,109,930	1,070,332	1,013,174	847,812	128,077
Operating expenses (excluding depreciation and amortization shown separately below)	437,431	417,482	411,679	397,874	292,550	115,636
Selling, general and administrative (excluding depreciation and amortization shown separately below)	310,955	189,218	225,875	215,059	142,079	47,608
Costs of products sold	90,515	86,663	80,169	77,286	66,965	12,132
Depreciation and amortization	108,107	128,075	148,045	168,999	118,349	45,675
Loss on disposal of assets	5,860	8,579	8,105	7,615	11,727	1,923
Gain on sale of investee	(10,031)	—	(67,319)	—	—	—
Interest expense, net	72,589	74,145	46,624	65,217	53,842	74,134
Equity in loss (income) of investee	—	—	2,222	3,111	1,372	(594)
Loss on debt extinguishment, net	—	789	587	46,520	18,493	—
Other expense (income), net (1)	356	1,054	2,733	27,614	45,852	(820,275)
Income from continuing operations before income taxes and discontinued operations	160,011	203,925	211,612	3,879	96,583	651,838
Income tax expense (benefit)	46,522	47,601	(184,154)	(8,065)	11,177	112,648
Income from continuing operations before discontinued operations	113,489	156,324	395,766	11,944	85,406	539,190
Income (loss) from discontinued operations	545	549	7,273	1,201	(565)	9,759
Net income	114,034	156,873	403,039	13,145	84,841	548,949
Net income attributable to noncontrolling interests	(38,012)	(38,321)	(37,104)	(35,805)	(34,788)	(76)
Net income (loss) attributable to Six Flags Entertainment Corporation	$76,022	$118,552	$365,935	$(22,660)	$50,053	$548,873

Amounts attributable to Six Flags Entertainment Corporation common stockholders:
Income (loss) from continuing operations	$75,477	$118,003	$358,662	$(23,861)	$50,618	$539,114
Income (loss) from discontinued operations	545	549	7,273	1,201	(565)	9,759
Net income (loss)	$76,022	$118,552	$365,935	$(22,660)	$50,053	$548,873

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding—basic:	94,477	96,940	107,684	110,150	110,600	98,054
Weighted-average common shares outstanding—diluted:	98,139	100,371	110,936	110,150	110,600	98,054

Net income (loss) per average common share outstanding—basic (2):
Income (loss) from continuing operations	$0.79	$1.21	$3.33	$(0.22)	$0.46	$5.50
Income (loss) from discontinued operations	0.01	0.01	0.07	0.01	(0.01)	0.10
Net income (loss)	$0.80	$1.22	$3.40	$(0.21)	$0.45	$5.60

Net income (loss) per average common share outstanding—diluted (2):
Income (loss) from continuing operations	$0.76	$1.17	$3.23	$(0.22)	$0.46	$5.50
Income (loss) from discontinued operations	0.01	0.01	0.07	0.01	(0.01)	0.10
Net income (loss)	$0.77	$1.18	$3.30	$(0.21)	$0.45	$5.60

Cash dividends declared per common share (2)	$1.93	$1.82	$1.35	$0.09	$0.015	$—

	December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Balance Sheet Data:
Cash and cash equivalents (3)	$73,884	$169,310	$629,208	$231,427	$187,061
Total assets	2,534,919	2,607,814	3,056,391	2,648,178	2,733,253
Total long-term debt (excluding current maturities)	1,389,215	1,394,334	1,398,966	921,940	938,195
Total debt	1,395,516	1,400,603	1,405,206	957,236	971,154
Redeemable noncontrolling interests	437,545	437,569	437,941	440,427	441,655
Stockholders' equity	223,895	373,337	884,732	763,478	863,708
Noncontrolling interests (4)	—	—	3,934	3,670	4,455
________________________________________

(1)
Includes a nominal recovery of costs related to reorganization items for the year ended December 31, 2013 and $2.2 million, $2.5 million and $7.5 million of costs and expenses directly related to the reorganization, including fees associated with advisors to the Debtors, certain creditors and the creditors' committee, for the years ended December 31, 2012 and 2011 and for the eight months ended December 31, 2010, respectively. Other expense (income), net also reflects a favorable impact of $819.5 million for the four months ended April 30, 2010 primarily due to the settlement of certain liabilities subject to compromise in conjunction with the reorganization.

(2)
All Successor share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock splits in June 2011 and June 2013, as described in Note 12 to the consolidated financial statements included elsewhere in this Annual Report.

(3)	Excludes restricted cash.

(4)	Reflects impact of the FASB ASC 810 adoption on January 1, 2010. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant components of the Management's Discussion and Analysis of Financial Condition and Results of Operations section include:

•	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2014, 2013 and 2012 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2014 and our outstanding debt and commitments existing as of December 31, 2014.

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
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenues during the year ended December 31, 2014), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2014, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 7% increase in total guest spending per capita, which excludes sponsorship, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, as well as revenue earned under international development contracts which began during 2014, partially offset by a 2% decrease in attendance. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense primarily driven by an increase in operating days resulting from the extension of Fright Fest® through an additional weekend and the introduction of Holiday in the Park® at two additional parks, (ii) increased maintenance and utility costs, (iii)

costs associated with the international park development agreements which began during 2014 and (iv) an increase in advertising costs. These increases in cash operating costs were partially offset by reduced insurance expenses.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates. See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of these and other accounting policies.
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
Valuation of Long-Lived Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity). Accordingly, no impairment has been required.
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
We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of an asset or groups of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
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
Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $97.3 million and $186.4 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other carryforwards, before they expire. As of December 31, 2014 and 2013, the valuation allowance is primarily related to certain net operating loss carryforwards for states in which we no longer have operations and will not generate any future taxable income. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated financial position and results of operations.
Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions would decrease as the debt balances are reduced by cash flow that previously would have been utilized for capital expenditures. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. See Note 2 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report for further discussion. Due to an increase in our profitability, we are able to project future taxable income and further assess our valuation allowance.
Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial-twelve month term, we recognize revenue monthly as payments are received. As of December 31, 2014, deferred income was primarily comprised of (i) advance sales of season pass and other admissions for the 2015 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2015, (iii) sponsorship revenue that will be recognized in 2015 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the 2014 operating season that was redeemed during the completion of the 2014 operating season, which ended the first week of 2015.
During 2014, we entered into two agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
Recent Events
We have signed agreements to help third parties develop Six Flags-branded theme parks outside of North America. The agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, the exclusivity rights granted, and the rights to use our brand, we will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public.
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
On October 21, 2014, we established a performance award based on our new long-term aspirational goal of achieving $600 million of Modified EBITDA by the year 2017 (the "2017 Performance Award") upon which an aggregate of up to approximately 2,400,000 shares of common stock, along with dividend equivalent rights equal in number to the number of shares granted, would be issued to certain key employees. The number and timing of any issuances of common stock under the 2017 Performance Award will depend on progress toward the $600 million Modified EBITDA target and the timing of that progress.
Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except per capita data)	2014	2013	2012	2014 vs 2013	2013 vs 2012
Total revenue	$1,175,793	$1,109,930	$1,070,332	6%	4%
Operating expenses	437,431	417,482	411,679	5%	1%
Selling, general and administrative	310,955	189,218	225,875	64%	(16)%
Cost of products sold	90,515	86,663	80,169	4%	8%
Depreciation and amortization	108,107	128,075	148,045	(16)%	(13)%
Loss on disposal of assets	5,860	8,579	8,105	(32)%	6%
Gain on sale of investee	(10,031)	—	(67,319)	N/M	N/M
Interest expense, net	72,589	74,145	46,624	(2)%	59%
Equity in loss of investee	—	—	2,222	N/M	N/M
Loss on debt extinguishment	—	789	587	N/M	34%
Other expense, net	356	1,054	2,733	(66)%	(61)%
Income from continuing operations before income taxes	160,011	203,925	211,612	(22)%	(4)%
Income tax expense (benefit)	46,522	47,601	(184,154)	(2)%	(126)%
Income from continuing operations	113,489	156,324	395,766	(27)%	(61)%
Income from discontinued operations	545	549	7,273	(1)%	(92)%
Net income	114,034	156,873	403,039	(27)%	(61)%
Less: Net income attributable to noncontrolling interests	(38,012)	(38,321)	(37,104)	(1)%	3%
Net income attributable to Six Flags Entertainment Corporation	$76,022	$118,552	$365,935	(36)%	(68)%

Other Data:
Attendance	25,638	26,149	25,735	(2)%	2%
Total revenue per capita	$45.86	$42.45	$41.59	8%	2%
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Revenue
Revenue for the year ended December 31, 2014 totaled $1,175.8 million, a 6% increase compared to $1,109.9 million for the year ended December 31, 2013. Total revenue per capita, calculated as total revenue divided by total attendance, increased $3.41, or 8%, for the year ended December 31, 2014 relative to the year ended December 31, 2013. The increase in revenue and total revenue per capita was primarily attributable to continued growth in per capita guest spending, which excludes sponsorship, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, as well as revenue earned under international development contracts, which began during 2014. The increase in revenue and total revenue per capita was partially offset by a 2% decline in attendance driven primarily by the decline in attendance during the first half of the year due to lingering effects of the long, harsh winter that extended school calendars and slowed early-season attendance. Attendance throughout the second half of the 2014 operating season increased 4% relative to the comparable period in 2013. Per capita guest spending increased $2.79, or 7%, to $42.97 during the year ended December 31, 2014 from $40.18 during the year ended December 31, 2013. The increase in per capita guest spending related primarily to continued improvements in admissions pricing and in-park spending, including the success of our All-Season Dining Pass, partially offset by a continued increase in season pass and membership attendance mix, which lowers per capita guest spending but increases overall guest spending.
Admissions revenue per capita increased $1.99, or 9%, during the year ended December 31, 2014 relative to the year ended December 31, 2013. The increase in admissions revenue per capita was primarily driven by continued pricing improvements on both multi- and single-use ticket offerings, including a reduction in discounts and promotions, and continued growth in the number of guests enrolled in our membership program who have remained members following the initial twelve-month term and continue to pay on a month-to-month basis, which allows us to record the respective revenue on a lower attendance base. These increases were partially offset by continued increases in the season pass and membership attendance mix, which lowers admissions revenue per capita but increases overall admissions revenue. Non-admissions per capita guest spending increased $0.80, or 5%, during the year ended December 31, 2014 relative to the year ended December 31, 2013, primarily as a result of food and beverage sales growth driven by the success of our All-Season Dining Pass and other food and beverage product offerings, partially offset by a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Operating expenses
Operating expenses for the year ended December 31, 2014 increased $19.9 million, or 5%, relative to the year ended December 31, 2013 primarily as a result of (i) a $14.1 million increase in salaries, wages and benefits primarily related to increases in incentive-based compensation, higher numbers of employees over the summer months and for our expanded Fright Fest and Holiday in the Park events, and increases in minimum wage rates at many of our parks, (ii) a $2.8 million increase in repairs and maintenance and utilities costs, (iii) a $2.0 million increase in credit card processing fees related to our increased revenue and (iv) a $0.6 million increase in operating tax expenses related to a refund received in the prior year.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2014 increased $121.7 million, or 64%, compared to the year ended December 31, 2013, primarily as a result of (i) a $118.7 million increase in salaries, wages and benefits primarily related to a $113.0 million increase in stock-based compensation expense resulting from the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award, which we began accruing during 2014 upon the determination that achievement of this award is now probable, (ii) $2.7 million of costs associated with our international development contracts, which began during 2014, (iii) a $2.0 million increase in advertising costs and (iv) a $1.4 million increase in legal costs. These increases were partially offset by a $3.0 million reduction in insurance costs primarily resulting from the increase in our reserves in the prior year related to the accident that occurred at our park in Arlington, Texas.
Cost of products sold
Cost of products sold for the year ended December 31, 2014 increased $3.9 million, or 4%, compared to the year ended December 31, 2013, primarily as a result of the increase in food and beverage sales. Cost of products sold as a percentage of non-admission revenue for the year ended December 31, 2014 increased slightly relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2014 decreased $20.0 million, or 16%, compared to the year ended December 21, 2013. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized during 2013 and 2014.

Loss on disposal of assets
Loss on disposal of assets decreased by $2.7 million, or 32%, for the year ended December 31, 2014 relative to the year ended December 31, 2013, as a result of the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Gain on sale of investee
During the year ended December 31, 2014, the favorable resolution of certain items pertaining to the sale of our interest in dick clark productions, inc. ("DCP") in September 2012 resulted in the recognition of a $10.0 million gain on sale of investee for amounts previously held in escrow. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Interest expense, net
Interest expense, net decreased $1.6 million, or 2%, for the year ended December 31, 2014 relative to the year ended December 31, 2013 as a result of a lower debt balance outstanding throughout the current year due to quarterly principal payments made on the Term Loan B that began in March 2013.
Loss on debt extinguishment
The $0.8 million loss on debt extinguishment for the year ended December 31, 2013 was recognized in conjunction with the 2013 Credit Facility Amendment. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Income tax expense
Income tax expense decreased $1.1 million, or 2%, for the year ended December 31, 2014 compared to the year ended December 31, 2013 as a result of lower taxable income resulting primarily from an increase in stock-based compensation expenses due to the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award partially offset by an increase in our effective tax rate. Our effective tax rate increased primarily as a result of the effect of foreign and state income tax expenses, net of the federal benefit.
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
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2013 decreased $20.0 million, or 13%, compared to the year ended December 31, 2012. The continued reduction in depreciation and amortization expense is primarily the result of annual depreciation expense outpacing annual capital expenditures in recent years. Additionally, certain property and equipment became fully amortized or depreciated during 2012, which also contributed to the reduction in depreciation and amortization expense during the year ended December 31, 2013.
Loss on disposal of assets
Loss on disposal of assets increased by $0.5 million, or 6%, for the year ended December 31, 2013 relative to the year ended December 31, 2012, as a result of the disposal of assets during the current year in conjunction with the implementation of our ongoing capital program.
Gain on sale of investee
We recognized a $67.3 million gain on the sale of an investee in conjunction with the sale of our interest in DCP in September 2012. The $2.2 million equity in loss of investee for the year ended December 31, 2012 included our portion of the loss of DCP prior to the sale of our interest. See Note 5 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Interest expense, net
Interest expense, net increased $27.5 million, or 59%, for the year ended December 31, 2013 relative to the year ended December 31, 2012 as a result of the incremental interest on a higher debt balance outstanding as a result of the 2021 Notes that were issued in December 2012.
Loss on debt extinguishment
The $0.8 million loss on debt extinguishment for the year ended December 31, 2013 was recognized in conjunction with the 2013 Credit Facility Amendment. The $0.6 million loss on debt extinguishment for the year ended December 31, 2012 was recognized on the repayment in full and termination of the $72.2 million Term Loan A and the partial repayment of

$277.8 million of the Term Loan B in conjunction with the 2012 Credit Facility Amendment. See Note 7 to the Consolidated Financial Statements included elsewhere in this Annual Report for further discussion.
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
During the years ended December 31, 2014, 2013 and 2012, Holdings paid $184.3 million, $176.2 million and $148.3 million, respectively, in cash dividends on its common stock. In February 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.03 per share of common stock to $0.30 per share of common stock. In October 2012, Holdings' Board of Directors increased the quarterly cash dividend from $0.30 per share of common stock to $0.45 per share of common stock. In November 2013, Holdings' Board of Directors again increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. In October 2014, Holdings' Board of Directors again increased the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $195.0 million in total cash dividends on our common stock during the 2015 calendar year.
In February 2011, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "February 2011 Stock Repurchase Plan"). Under the February 2011 Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the February 2011 Stock Repurchase Plan were repurchased in January 2012.
In January 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "January 2012 Stock Repurchase Plan"). Under the January 2012 Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. The remaining 578,000 shares permitted to be repurchased under the January 2012 Stock Repurchase Plan were repurchased in January 2013 at a cumulative price of approximately $18.0 million and an average price per share of $31.16.
In December 2012, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a three-year period (the "December 2012 Stock Repurchase Plan"). As of December 31, 2013, Holdings had repurchased 14,775,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $33.84 to complete the permitted repurchases under the December 2012 Stock Repurchase Plan.
In November 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2014, Holdings had repurchased an aggregate of 5,314,000 shares at a cumulative price of approximately $200.9 million and an average price per share of $37.81, leaving approximately $299.1 million for permitted repurchases.

All of the foregoing share and per share amounts have been adjusted to reflect Holdings' two-for-one stock splits in June 2011 and June 2013.
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
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash and amounts available under the 2011 Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next two to three years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or may be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.
As of December 31, 2014, our total indebtedness, net of discount, was approximately $1,395.5 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2015, (iii) estimated interest rates for floating-rate debt, and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $65.0 million during both 2015 and 2016. Under the 2011 Credit Facility, approximately 97% of the amount outstanding under the Term Loan B is not due until 2018.
As of December 31, 2014, we had approximately $73.9 million of unrestricted cash and $179.2 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2015 calendar year.
During the year ended December 31, 2014, net cash provided by operating activities was $392.3 million. Net cash used in investing activities during the year ended December 31, 2014 was $98.3 million, consisting primarily of capital expenditures partially offset by proceeds from property insurance recoveries and asset sales, including cash receipts resulting from the release of previously escrowed proceeds from the sale of our interest in DCP in September 2012. Net cash used in financing activities during the year ended December 31, 2014 was $385.2 million, primarily attributable to stock repurchases totaling $195.4 million, the payment of $184.3 million in cash dividends and distributions of $38.0 million to our noncontrolling interests. These uses of cash were partially offset by $38.8 million in proceeds from the exercise of stock options.

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
Long-Term Debt
Our total debt as of December 31, 2014 was $1,395.5 million, which included $800.0 million of the 2021 Notes, $565.3 million outstanding under the 2011 Credit Facility and $30.2 million outstanding under the HWP Refinance Loan. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further information on our debt obligations.
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2014, our share of the distribution will be approximately $29.5 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park's revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to consolidated financial statements included elsewhere in this Annual Report for additional information.
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2014.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2014:

	Payment Due by Period
(Amounts in thousands)	2015	2016 - 2017	2018 - 2019	2020 and beyond	Total
Long term debt — including current portion (1)	$6,301	$41,352	$553,078	$800,000	$1,400,731
Interest on long-term debt (2)	64,877	128,235	103,281	63,000	359,393
Real estate and operating leases (3)	6,002	11,921	6,992	138,134	163,049
Purchase obligations (4)	121,998	9,160	8,000	4,000	143,158
Total	$199,178	$190,668	$671,351	$1,005,134	$2,066,331
________________________________________

(1)	Payments are shown at principal amount. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2014.

(3)
Assumes future payments at 2014 revenue levels for lease payments based on a percentage of revenues. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2014.

(4)
Represents obligations as of December 31, 2014 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2020) and new rides and attractions. Of the amount shown for 2015, approximately $73.0 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2014 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2014, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations
During the years ended December 31, 2014, 2013 and 2012, we made contributions to our defined benefit pension plan of $6.0 million, $6.0 million and $6.1 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $6.0 million in 2015 to our pension plan based on the 2014 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2015, and our estimated expense for employee health insurance for 2015 is $13.8 million. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.
The vast majority of our capital expenditures in 2015 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of annual revenues on capital expenditures during the 2015 calendar year.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2014. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
In March 2012, we entered into a floating-to-fixed interest rate agreement (the "Interest Rate Cap Agreement") with a notional amount of $470.0 million in order to limit exposure to an increase in the LIBOR interest rate of the Term Loan B (see Note 7 to the consolidated financial statements included elsewhere in this Annual Report) over 1.00%. Upon execution, the Interest Rate Cap Agreement was designated and documented as a cash flow hedge. The Interest Rate Cap Agreement expired in March 2014.
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") that we designated and documented as cash flow hedges. We entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements expire in December 2017. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
The following is an analysis of the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2014. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2014, we had total debt of $1,395.5 million, of which $1,030.2 million represents fixed-rate debt, after giving effect to the Interest Rate Swap Agreements that we put in place in April 2014 (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report). The remaining $365.3 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $3.7 million. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
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
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON
James Reid-Anderson President and Chief Executive Officer

/s/ JOHN M. DUFFEY
John M. Duffey Executive Vice President and Chief Financial Officer
February 19, 2015

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Six Flags Entertainment Corporation:
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Dallas, Texas
February 19, 2015

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share data)	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$73,884	$169,310
Accounts receivable, net	58,823	51,609
Inventories	21,099	22,172
Prepaid expenses and other current assets	44,705	39,006
Deferred income taxes	102,413	71,761
Total current assets	300,924	353,858
Property and equipment, net:
Property and equipment, at cost	1,797,617	1,716,975
Accumulated depreciation	(579,511)	(485,292)
Total property and equipment, net	1,218,106	1,231,683
Other assets:
Debt issuance costs	19,062	23,821
Restricted-use investment securities	2,471	1,823
Deposits and other assets	4,750	4,268
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	359,358	362,113
Total other assets	1,015,889	1,022,273
Total assets	$2,534,919	$2,607,814

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$19,315	$24,464
Accrued compensation, payroll taxes and benefits	37,463	29,277
Accrued insurance reserves	41,276	50,771
Accrued interest payable	19,542	19,598
Other accrued liabilities	36,176	25,988
Deferred income	71,598	60,443
Current portion of long-term debt	6,301	6,269
Total current liabilities	231,671	216,810
Noncurrent Liabilities:
Long-term debt	1,389,215	1,394,334
Other long-term liabilities	65,396	39,934
Deferred income taxes	187,197	145,830
Total noncurrent liabilities	1,641,808	1,580,098
Total liabilities	1,873,479	1,796,908

Redeemable noncontrolling interests	437,545	437,569

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 92,937,619 and 94,857,347 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	2,323	2,371
Capital in excess of par value	983,317	842,488
Accumulated deficit	(702,116)	(438,825)
Accumulated other comprehensive loss, net of tax	(59,629)	(32,697)
Total stockholders' equity	223,895	373,337
Total liabilities and equity	$2,534,919	$2,607,814
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2014	2013	2012
Theme park admissions	$641,535	$602,204	$576,708
Theme park food, merchandise and other	460,131	448,547	437,382
Sponsorship, licensing and other fees	57,250	42,179	39,977
Accommodations revenue	16,877	17,000	16,265
Total revenue	1,175,793	1,109,930	1,070,332
Operating expenses (excluding depreciation and amortization shown separately below)	437,431	417,482	411,679
Selling, general and administrative (including stock-based compensation of $140,038, $27,034 and $62,875 in 2014, 2013 and 2012, respectively, and excluding depreciation and amortization shown separately below)	310,955	189,218	225,875
Costs of products sold	90,515	86,663	80,169
Depreciation	105,449	113,682	132,397
Amortization	2,658	14,393	15,648
Loss on disposal of assets	5,860	8,579	8,105
Gain on sale of investee	(10,031)	—	(67,319)
Interest expense	73,057	75,044	47,444
Interest income	(468)	(899)	(820)
Equity in loss of investee	—	—	2,222
Loss on debt extinguishment	—	789	587
Other expense, net	356	1,054	2,733
Income from continuing operations before income taxes and discontinued operations	160,011	203,925	211,612
Income tax expense (benefit)	46,522	47,601	(184,154)
Income from continuing operations before discontinued operations	113,489	156,324	395,766
Income from discontinued operations	545	549	7,273
Net income	114,034	156,873	403,039
Net income attributable to noncontrolling interests	(38,012)	(38,321)	(37,104)
Net income attributable to Six Flags Entertainment Corporation	$76,022	$118,552	$365,935

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$75,477	$118,003	$358,662
Income from discontinued operations	545	549	7,273
Net income	$76,022	$118,552	$365,935

Weighted-average common shares outstanding (1):
Weighted-average common shares outstanding—basic:	94,477	96,940	107,684
Weighted-average common shares outstanding—diluted:	98,139	100,371	110,936

Net income per average common share outstanding—basic (1):
Income from continuing operations	$0.79	$1.21	$3.33
Income from discontinued operations	0.01	0.01	0.07
Net income	$0.80	$1.22	$3.40

Net income per average common share outstanding—diluted (1):
Income from continuing operations	$0.76	$1.17	$3.23
Income from discontinued operations	0.01	0.01	0.07
Net income	$0.77	$1.18	$3.30

Cash dividends declared per common share (1)	$1.93	$1.82	$1.35
________________________________________

(1)	All 2012 share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2013, as described in Note 12 to the consolidated financial statements.
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net income	$114,034	$156,873	$403,039
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(6,803)	(1,341)	4,516
Defined benefit retirement plan (2)	(19,872)	17,427	(3,204)
Change in cash flow hedging (3)	(257)	318	(501)
Other comprehensive (loss) income, net of tax	(26,932)	16,404	811
Comprehensive income	87,102	173,277	403,850
Comprehensive income attributable to noncontrolling interests	(38,012)	(38,321)	(37,104)
Comprehensive income attributable to Six Flags Entertainment Corporation	$49,090	$134,956	$366,746
________________________________________

(1)
Foreign currency translation adjustment presented net of tax benefit of $3.7 million and $0.7 million for the years ended December 31, 2014 and 2013, respectively, and net of tax expense of $2.4 million for the year ended December 31, 2012.

(2)
Defined benefit retirement plan is presented net of tax benefit of $13.0 million for the year ended December 31 2014, net of tax expense of $11.5 million for the year ended December 31, 2013 and net of tax benefit of $2.1 million for the year ended December 31, 2012.

(3)
Change in cash flow hedging is reported net of tax benefit of $0.2 million for the year ended December 31, 2014, net of tax expense of $0.2 million for the year ended December 31, 2013 and net of tax benefit of $0.3 million for the year ended December 31, 2012.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity

	Common stock (1)		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2011	109,283,770	$1,366	$832,112	$(20,088)	$(49,912)	$763,478	$3,670	$767,148
Issuance of common stock	4,023,232	50	39,983	9	—	40,042	—	40,042
Issuance of restricted stock units	2,786,720	35	31,311	—	—	31,346	—	31,346
Stock-based compensation	—	—	62,556	—	—	62,556	—	62,556
Dividends declared to common shareholders	—	—	—	(149,111)	—	(149,111)	—	(149,111)
Repurchase of common stock	(8,498,568)	(106)	(62,455)	(169,423)	—	(231,984)	—	(231,984)
Employee stock purchase plan	42,370	—	1,206	—	—	1,206	—	1,206
Fresh start valuation adjustment for SFOG and SFOT units purchased	—	—	—	453	—	453	—	453
Net income attributable to Six Flags Entertainment Corporation	—	—	—	365,935	—	365,935	—	365,935
Net other comprehensive income, net of tax	—	—	—	—	811	811	—	811
Net income attributable to noncontrolling interest	—	—	—	—	—	—	264	264
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$27,775	$(49,101)	$884,732	$3,934	$888,666
Issuance of common stock	2,700,793	63	29,706	—	—	29,769	—	29,769
Forfeiture of restricted stock units	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,829	—	—	26,829	—	26,829
Dividends declared to common shareholders	—	—	—	(175,989)	—	(175,989)	—	(175,989)
Repurchase of common stock	(15,507,348)	(235)	(113,997)	(409,357)	—	(523,589)	—	(523,589)
Two-for-one common stock split	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	36,098	1	1,295	—	—	1,296	—	1,296
Fresh start valuation adjustment for SFOT units and HWP ownership interests purchased	—	—	—	84	—	84	—	84
Purchase of HWP ownership interests	—	—	(4,861)	110	—	(4,751)	(4,803)	(9,554)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	118,552	—	118,552	—	118,552
Net other comprehensive income, net of tax	—	—	—	—	16,404	16,404	—	16,404
Net income attributable to noncontrolling interest	—	—	—	—	—	—	869	869
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337	$—	$373,337
Issuance of common stock	3,206,272	80	37,583	—	—	37,663	—	37,663
Stock-based compensation	—	—	140,038	—	—	140,038	—	140,038
Dividends declared to common shareholders	—	—	—	(182,062)	—	(182,062)	—	(182,062)
Repurchase of common stock	(5,159,329)	(129)	(37,968)	(157,256)	—	(195,353)	—	(195,353)
Employee stock purchase plan	33,329	1	1,176	—	—	1,177	—	1,177
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	76,022	—	76,022	—	76,022
Net other comprehensive loss, net of tax	—	—	—	—	(26,932)	(26,932)	—	(26,932)
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895	$—	$223,895
________________________________________

(1)
All 2011 and 2012 common stock amounts have been retroactively adjusted to reflect Holdings' two-for-one common stock splits in June 2011 and June 2013, as described in Note 12 to the consolidated financial statements.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Cash flow from operating activities:
Net income	$114,034	$156,873	$403,039
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	108,107	128,075	148,045
Reorganization items, net	—	(180)	2,168
Stock-based compensation	140,038	27,034	62,875
Interest accretion on notes payable	1,221	1,252	1,201
Loss on debt extinguishment	—	789	587
Amortization of debt issuance costs	4,748	4,285	2,411
Other, including loss on disposal of assets	1,672	10,320	8,247
Gain on sale of investee	(10,031)	—	(67,319)
Increase in accounts receivable	(7,764)	(22,146)	(10,497)
Increase in inventories, prepaid expenses and other current assets	(5,744)	(2,062)	(2,352)
(Increase) decrease in deposits and other assets	(486)	473	5,439
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	13,293	12,147	12,455
(Decrease) increase in accrued interest payable	(56)	17,239	1,288
Deferred income tax expense (benefit)	33,291	34,915	(194,167)
Net cash provided by operating activities before reorganization activities	392,323	369,014	373,420
Net cash used in reorganization activities	—	(332)	(1,788)
Total net cash provided by operating activities	392,323	368,682	371,632
Cash flow from investing activities:
Additions to property and equipment	(108,660)	(101,853)	(99,989)
Property insurance recovery	850	—	1,494
Purchase of identifiable intangible assets	(49)	(75)	—
Purchase of restricted-use investments, net	(648)	(605)	(706)
Proceeds from sale of DCP	10,031	—	69,987
Proceeds from sale of assets	148	230	1,557
Net cash used in investing activities	(98,328)	(102,303)	(27,657)
Cash flow from financing activities:
Repayment of borrowings	(6,308)	(6,276)	(353,230)
Proceeds from borrowings	—	—	800,000
Payment of debt issuance costs	—	(2,660)	(16,878)
Net proceeds from issuance of common stock	38,840	30,860	40,929
Stock repurchases	(195,353)	(523,589)	(231,984)
Payment of cash dividends	(184,300)	(176,171)	(148,286)
Purchase of HWP ownership interests	—	(9,554)	—
Purchase of redeemable noncontrolling interest	(19)	(288)	(2,033)
Noncontrolling interest distributions	(38,012)	(37,452)	(36,840)
Net cash (used in) provided by financing activities	(385,152)	(725,130)	51,678
Effect of exchange rate on cash	(4,269)	(1,147)	2,128
(Decrease) increase in cash and cash equivalents	(95,426)	(459,898)	397,781
Cash and cash equivalents at beginning of period	169,310	629,208	231,427
Cash and cash equivalents at end of period	$73,884	$169,310	$629,208

Supplemental cash flow information
Cash paid for interest	$67,145	$52,268	$42,545
Cash paid for income taxes	$16,772	$13,768	$9,435

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one park is located in Mexico City, Mexico and one park is located in Montreal, Canada.
On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from the current Six Flags Entertainment Corporation ("Holdings")), which had operated regional theme parks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our current parks are branded as "Six Flags" parks and we are also involved in the development of Six Flags-branded theme parks outside of North America.

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our consolidated financial statements as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. On September 30, 2013, we acquired the noncontrolling equity interests held by non-affiliated parties in HWP Development, LLC ("HWP"), with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. Prior to the acquisition, we consolidated HWP as a subsidiary as we had the power to direct the activities that most significantly impacted HWP's economic performance and we had the obligation to absorb losses and receive benefits from HWP that could have been significant to HWP. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks and HWP is reflected as net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. See Note 5 for further discussion.
Intercompany transactions and balances have been eliminated in consolidation.

b.	Use of Estimates
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

c.	Fair Value Measurement
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC Topic 820, Fair Value Measurement, these two types of inputs have created the following fair value hierarchy:

•	Level 1: quoted prices in active markets for identical assets;

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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

d.	Cash Equivalents
Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2014 and 2013.

e.	Inventories
Inventories are stated at weighted average cost or market value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a valuation allowance for slow moving inventory of $0.4 million and $1.2 million as of December 31, 2014 and 2013, respectively.

f.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $21.6 million and $21.5 million of spare parts inventory for existing rides and attractions as of December 31, 2014 and 2013, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2014 and 2013, we had $1.3 million and $1.6 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $63.2 million, $61.2 million and $61.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.

h.	Debt Issuance Costs
We capitalize costs related to the issuance of debt. In connection with the amendment of our 2011 Credit Facility in December 2013, we capitalized $2.4 million of debt issuance costs directly associated with the issuance of the amendment. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.7 million, $4.3 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

i.	Property and Equipment
Property and equipment additions are recorded at cost and the carrying value is depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs that do not improve service potential or extend economic life are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized. See Note 3 for further detail of the components of our property and equipment.
The estimated useful lives of the assets are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

j.	Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. We are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity (deficit)). In September 2012, the FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the asset is impaired. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived trade name intangible asset during the fourth quarter of each year. If as a result of this qualitative analysis we determine that it is more likely than not that an asset is impaired, quantitative impairment testing is required.
The fair value of indefinite-lived intangible assets is generally determined based on a discounted cash flow analysis. An impairment loss occurs to the extent that the carrying value exceeds the fair value. Further testing of goodwill occurs in a two-step process in which the fair value of each reporting unit, determined using an analysis of future cash flows, is compared to its carrying amount, including goodwill. If the fair value of the reporting unit were to be less than the carrying amount, the implied fair value of the reporting unit's goodwill would then be compared with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. An impairment loss is recognized to the extent that the carrying amount of goodwill exceeds its implied fair value.

k.	Valuation of Long-Lived Assets
We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

l.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program does not expire. It automatically renews on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of December 31, 2014, deferred income was primarily comprised of (i) advance sales of season pass and other admissions for the 2015 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2015, (iii) sponsorship revenue that will be recognized in 2015 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the 2014 operating season that was redeemed throughout the completion of the 2014 operating season during the first week of 2015.
During 2014, we entered into two agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

m.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2014 and 2013, we have recorded an allowance for doubtful accounts of $6.3 million and $2.6 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

n.	Derivative Instruments and Hedging Activities
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
Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Changes in fair value of a derivative that is not designated as a hedge are recorded in other income (expense), net in the consolidated statements of operations on a current basis. See Note 6 for further discussion.

o.	Commitments and Contingencies
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

p.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $97.3 million and $186.4 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. During the fourth quarter of 2012, we determined that the valuation allowance against our federal net operating losses was no longer required because of the significant amount of net income that we generated in 2012. Our 2012 and subsequent results, coupled with our projected taxable income over the foreseeable future, gave us comfort that we would be able to utilize all of our federal net operating loss carryforwards before they expire.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2014 and 2013, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

q.	Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. Computations for basic and diluted earnings per share were retroactively adjusted to reflect the two-for-one stock split in June 2013 described in Note 12. See Note 14 for further discussion of earnings per common share.

r.	Stock-Based Compensation
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated on the grant date using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings' stock on the grant date. See Note 9 for further discussion of stock-based compensation and related disclosures.

s.	Comprehensive Income
Comprehensive income consists of net income, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains (losses) and amortization of prior service costs on our defined benefit retirement plan.

t.	Redeemable Noncontrolling Interest
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

u.	Discontinued Operations
The consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations of the parks we no longer operate as discontinued operations. During the years ended December 31, 2014, 2013 and 2012, we recognized income from discontinued operations of $0.5 million, $0.5 million and $7.3 million, respectively, primarily as a result of a reduction in contingent liabilities associated with sale indemnities related to the sale of certain of our parks prior to 2010. As of December 31, 2014 and 2013, there were no assets or liabilities held for sale related to any of our

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

parks that had been sold, excluding contingent liabilities discussed in Note 15. Because our long-term debt is not directly associated with discontinued operations, we do not allocate a portion of our interest expense to the discontinued operations.

v.	Reclassifications
Reclassifications have been made to certain amounts reported in 2013 and 2012 to conform to the 2014 presentation.

w.	Recent Accounting Pronouncements
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

3.	Property and Equipment
As of December 31, 2014 and 2013, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2014	2013
Land	$227,983	$227,335
Land improvements	191,307	177,654
Buildings and improvements	268,425	264,853
Rides and attractions	903,304	857,426
Equipment	206,598	189,707
Property and equipment, at cost	1,797,617	1,716,975
Accumulated depreciation	(579,511)	(485,292)
Property and equipment, net	$1,218,106	$1,231,683
4.    Goodwill and Intangible Assets
We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2014, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is more likely than not that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of December 31, 2014 and 2013, the carrying amount of goodwill was $630.2 million.
As of December 31, 2014 and 2013, intangible assets, net consisted of the following:

	As of December 31, 2014
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.5	24,461	(11,237)	13,224
Other	31.1	3,036	(977)	2,059

Total intangible assets, net		$371,572	$(12,214)	$359,358

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	As of December 31, 2013
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	6.5	24,361	(8,809)	15,552
Other	31.7	3,346	(860)	2,486

Total intangible assets, net		$371,782	$(9,669)	$362,113
Amortization expense related to finite-lived intangible assets totaled $2.7 million, $14.4 million and $15.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2015	$2,637
2016	2,637
2017	2,495
2018	2,441
2019	2,435
2020 and thereafter	2,638
$15,283

5.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represents the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2012	$437,941
Fresh start accounting fair market value adjustment for purchased units	(84)
Purchases of redeemable units of SFOT	(288)
Net income attributable to noncontrolling interests	37,452
Distributions to noncontrolling interests	(37,452)
Balance at December 31, 2013	437,569
Fresh start accounting fair market value adjustment for purchased units	(5)
Purchases of redeemable units of SFOT	(19)
Net income attributable to noncontrolling interests	38,012
Distributions to noncontrolling interests	(38,012)
Balance at December 31, 2014	$437,545
See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. The redemption value of the partnership units as of December 31, 2014 and 2013 was approximately $393.6 million and $372.5 million, respectively.
Noncontrolling Interests
Noncontrolling interests represent the non-affiliated parties' share of the assets of HWP. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. As of December 31, 2013, HWP was a wholly owned subsidiary. For periods prior to the acquisition, the non-affiliated parties' share of the net income of HWP is recorded in

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

net income attributable to noncontrolling interest in the accompanying consolidated statement of operations. The following table presents a rollforward of noncontrolling interests in HWP:

(Amounts in thousands)
Balance at December 31, 2012	3,934
Net income attributable to noncontrolling interests	869
Purchase of ownership interests	(4,693)
Fresh start accounting fair market value adjustment for purchased ownership interests	(110)
Balance at December 31, 2013	$—
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with the sale, we received $70.0 million for our portion of the proceeds and we recorded a gain of approximately $67.3 million. We received an additional $0.3 million in January 2013 related to the sale of another small investment that was owned by the venture. A portion of the proceeds remained in escrow pending the resolution of certain items. Due to the contingent nature of the amounts that remained in escrow, we did not record a receivable for the additional proceeds and these amounts were not included in our calculation of the gain we recognized upon the sale of DCP during 2012. In June 2014, all of these items were favorably resolved and we received $10.0 million of additional proceeds and recognized the incremental gain on the sale of DCP.

6.	Derivative Financial Instruments
In March 2012, we entered into a floating-to-fixed interest rate agreement (the "Interest Rate Cap Agreement") with a notional amount of $470.0 million in order to limit exposure to an increase in the London Interbank Offered Rate ("LIBOR") interest rate of the Term Loan B (see Note 7). Our Term Loan B borrowings bear interest based on LIBOR plus an applicable margin. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. Upon execution, we designated and documented the Interest Rate Cap Agreement as a cash flow hedge. The term of the Interest Rate Cap Agreement began in March 2012 and expired in March 2014.
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges.
By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instrument was placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. We manage the market risk associated with the Interest Rate Swap Agreements by establishing and monitoring parameters that limit the types and degree of market risk that we may undertake. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.
We record derivative instruments at fair value on our consolidated balance sheets with the effective portion of all cash flow designated derivatives deferred in other comprehensive income and the ineffective portion, if any, recognized immediately in earnings. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
Derivative instruments recorded at fair value in our consolidated balance sheets as of December 31, 2014 and December 31, 2013 consisted of the following:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,325	$—
Interest Rate Swap Agreements - Noncurrent	599	—	—	—
	$599	$—	$1,325	$—
As of December 31, 2014 and December 31, 2013, we held no derivatives not designated as hedging instruments.
Effective changes in the fair value of derivatives that are designated as hedges are recorded in accumulated other comprehensive income ("AOCI") on the consolidated balance sheet when in qualifying relationships and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedges are recorded directly in interest expense and other (income) expense, net, respectively.
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 were as follows:

	Gain (Loss) Recognized in AOCI (Effective Portion)			Loss Reclassified from AOCI into Operations (Effective Portion)			Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2014	2013	2012	2014	2013	2012	2014	2013	2012
Interest Rate Cap Agreement	$—	$(31)	$(865)	$(301)	$(558)	$(37)	$—	$(1)	$—
Interest Rate Swap Agreements	(1,604)	—	—	(878)	—	—	—	—	—
Total	$(1,604)	$(31)	$(865)	$(1,179)	$(558)	$(37)	$—	$(1)	$—
As of December 31, 2014, approximately $1.7 million of unrealized losses associated with our Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the year ended December 31, 2014, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreement.

7.	Long-Term Indebtedness
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

On December 23, 2013, we entered into an amendment to the 2011 Credit Facility (the "2013 Credit Facility Amendment") that reduced the overall borrowing rate on the Term Loan B by 50 basis points through (i) a 25 basis point reduction in the applicable margin from 3.00% plus LIBOR to 2.75% plus LIBOR and (ii) a 25 basis point reduction in the minimum LIBOR rate from 1.00% to 0.75%. Additionally, the 2013 Credit Facility Amendment permits us to use up to $200.0 million of our excess cash on hand, over time, for general corporate purposes, including potential share repurchases. In connection with the 2013 Credit Facility Amendment, we capitalized $2.4 million of debt issuance costs directly associated with the issuance of the amendment. Additionally, we recorded a $0.8 million loss on debt extinguishment for the year ended December 31, 2013 as portions of the Term Loan B were retired and subsequently repurchased by certain lenders as a part of the 2013 Credit Facility Amendment.
As of December 31, 2014 and 2013, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million and $18.8 million, respectively). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2014 and 2013, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
The Term Loan A was fully repaid in 2012. As of December 31, 2014 and 2013, $570.5 million and $576.4 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. See Note 6 for further discussion. As of December 31, 2014 and 2013, the applicable interest rate on the Term Loan B was 3.50%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal is due and payable on December 20, 2018.
Amounts outstanding under the 2011 Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The 2011 Credit Facility is secured by first priority liens upon substantially all existing and after-acquired assets of the Loan Parties. The 2011 Credit Facility agreement contains certain representations, warranties and affirmative covenants, including minimum interest coverage and a maximum senior leverage maintenance covenant. In addition, the 2011 Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments or loans, engage in transactions with affiliates, pay dividends, make capital expenditures and repurchase capital stock. The 2011 Credit Facility agreement contains certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
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
HWP Refinance Loan

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan") retiring (i) the $31.0 million construction-term loan with Marshall Investments Corporation incurred December 17, 2004 and (ii) the term loan and revolving line of credit with BankFirst incurred April 20, 2006. Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.5 million and $1.8 million as of December 31, 2014 and 2013, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of December 31, 2014 and 2013, long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2014	2013
Term Loan B	$570,544	$576,366
2021 Notes	800,000	800,000
HWP Refinance Loan	30,187	30,673
Net discount	(5,215)	(6,436)
Long-term debt	1,395,516	1,400,603
Less current portion	(6,301)	(6,269)
Total long-term debt	$1,389,215	$1,394,334
As of December 31, 2014, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2015	$6,301
2016	6,369
2017	34,983
2018	553,078
2019	—
2020 and thereafter	800,000
$1,400,731

8.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Park	$122,322	$121,735	$118,162
Corporate	188,633	67,483	107,713
Total selling, general and administrative expenses	$310,955	$189,218	$225,875
Corporate, selling, general and administrative expense includes stock-based compensation of $140.0 million, $27.0 million and $62.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

9.	Stock Benefit Plans
Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. The Long-Term Incentive Plan originally provided for the issuance of no more than 19,333,332 shares of common stock of Holdings, as adjusted to reflect Holdings' two-for-one stock splits in June 2011 and June 2013. In May 2012, our stockholders approved an amended and restated Long-

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Term Incentive Plan that, among other things, increased the number of shares available for issuance under the Long-Term Incentive Plan to 28,133,332, as adjusted to reflect the stock split in June 2013.
During the years ended December 31, 2014, 2013 and 2012, stock-based compensation expense related to the Long-Term Incentive Plan was $139.8 million, $26.8 million and $62.6 million, respectively.
As of December 31, 2014, options to purchase approximately 6,686,000 shares of common stock of Holdings and approximately 17,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 2,928,000 shares were available for future grant.
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
In August 2011, stock option grants were made to the vast majority of full-time employees. Given the then current share limitations of the Long-Term Incentive Plan, certain of the option grants to officers were made contingent upon stockholder approval of an amendment to the plan increasing the number of available shares. This increase in the number of available shares received overwhelming stockholder approval at the May 2012 annual stockholders meeting, satisfying the stockholder approval contingency of such options. The accounting measurement date for these grants was May 2, 2012. At that date, the strike prices of the options were less than the prevailing trading price for the underlying shares, as a result of which the options were valued as in-the-money options. Due to limitations in the Black-Scholes model related to options treated as in-the-money, we elected to value the options using the Hull-White I lattice model with a simplified assumption for the early settlement to value these options. The inherent advantage of Hull-White I lattice model relative to the Black-Scholes model is that option exercises are modeled as being dependent on the evolution of the stock price and not solely on the amount of time that has passed since the grant date. The Hull-White I lattice model uses all of the same assumptions as the Black-Scholes model and also assumes a post-vesting cancellation rate, which treats a canceled option as (i) exercised immediately if it is in-the-money or (ii) worthless if it is out-of-the-money. The post-vesting cancellation rate assumption that was used in the valuation of these options was 0%.
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2014, 2013 and 2012:

	December 31, 2014		December 31, 2013		December 31, 2012
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.96%	1.96%	1.20%	2.03%	1.08%	1.08%
Expected life (in years)	6.25	6.25	6.25	6.25	6.25	6.25
Expected volatility	38.69%	38.81%	39.21%	38.98%	44.23%	44.14%
Expected dividend yield	4.78%	4.87%	5.24%	5.08%	4.51%	3.48%
The following table summarizes stock option activity for the year ended December 31, 2014:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2013	7,910	$18.90
Granted	1,723	$37.86
Exercised	(2,811)	$13.40
Canceled or exchanged	—	$—
Forfeited	(136)	$27.99
Expired	—	$—
Balance at December 31, 2014	6,686	$25.91	7.65	$115,268
Vested and expected to vest at December 31, 2014	6,520	$25.71	7.63	$113,672
Options exercisable at December 31, 2014	2,541	$16.72	6.35	$67,148
The weighted average grant date fair value of the options granted during the years ended December 31, 2014, 2013 and 2012 was $8.86, $7.78 and $8.07, respectively.
The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $70.1 million, $57.1 million and $68.0 million, respectively. The total fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $19.8 million, $18.0 million and $15.7 million, respectively.
As of December 31, 2014, there was $18.3 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 3.05 years.
Cash received from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012 was $37.7 million, $29.8 million and $40.0 million, respectively.
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
During the year ended December 31, 2011, an additional performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). If the target is achieved in 2015, an aggregate of 2,628,000 shares plus associated dividend equivalent rights ("DERs") would be issued to certain key employees, as adjusted for the 2013 stock split; however, this amount could be more or less depending on the level of achievement and the timing thereof. During the third quarter of 2014, it was determined that achievement of the Modified EBITDA performance target is probable by 2015. As a result, in accordance with FASB ASC Topic 718, Stock Compensation, we began accruing stock-based compensation expense related to the 2015 Performance Award. Furthermore, the results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award in February 2015. The issuance of the remaining shares available under the 2015 Performance Award is contingent upon the achievement of the Modified EBITDA performance target in 2015 or a 2015 partial achievement award, which remain probable. We have accrued $104.5 million, plus an additional $14.3 million for the associated DERs, for stock-based compensation expense related to the 2015 Performance Award as of December 31, 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2014, the total unrecognized compensation expense related to the 2015 Performance Award was $17.4 million, plus the remaining expense for the associated DERs, which will be approximately $4.2 million, that will be expensed over the remaining service period.
During the year ended December 31, 2014, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $600 million by 2017. The aggregate payout under the performance award to key

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

employees if the target is achieved in 2017 would be 2,400,000 shares plus associated DERs but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2014, the total unrecognized compensation expense related to this award at target achievement in 2017 is $103.6 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2014:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at December 31, 2013	351	$10.84
Granted	18	$41.14
Vested	(352)	$11.06
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2014	17	$38.83
The weighted average grant date fair value per share of stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $41.14, $38.26 and $22.92, respectively.
The total grant date fair value of the stock awards granted during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $0.7 million and $67.3 million, respectively. The total fair value of stock awards that vested during the years ended December 31, 2014, 2013 and 2012 was $3.9 million, $3.6 million and $68.5 million, respectively.
Exclusive of the unrecognized stock-based compensation expense related to the 2015 Performance Award discussed above, there was $0.2 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2014 that is expected to be recognized over a weighted-average period of 0.35 years.
Deferred Share Units
Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director's annual cash retainer divided by the closing price of Holdings' common stock on the date of the annual stockholders meeting. Each DSU represents Holdings' obligation to issue one share of common stock. The shares are delivered approximately thirty days following the cessation of the non-employee director's service as a director of Holdings'.
DSUs vest consistent with the manner in which non-employee directors' cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period.
During the years ended December 31, 2014, 2013 and 2012, approximately 3,000, 3,000 and 5,000 DSUs, respectively, were granted at a weighted-average grant date fair value of $41.14, $38.26 and $24.20 per DSU, respectively. The total grant date fair value of DSUs granted during the years ended December 31, 2014, 2013 and 2012, was $0.1 million.
As of December 31, 2014, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted DERs to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. The DERs accrue dividends as of the record date of each of Holdings' dividends that will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2015 Performance Award and the 2017 Performance Award. The DER grants to participants with 1,000 or more unvested stock options and the DER grants related to the performance award were granted contingent upon

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

stockholder approval at the Company's 2012 Annual Meeting of Stockholders of the Company's proposal to amend the Long-Term Incentive Plan to increase the number of shares for issuance under the Long-Term Incentive Plan from 19,333,332 to 28,133,332. On May 2, 2012, our stockholders approved the Long-Term Incentive Plan amendment to increase the number of shares available for issuance.
Holdings' Board of Directors granted approximately 1.7 million, 1.2 million and 2.0 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options during the years ended December 31, 2014, 2013 and 2012, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2015 Performance Award discussed above, we recorded stock-based compensation for DER grants of $6.0 million, $7.6 million and 6.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2013. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2014, we had 1,850,000 shares available for purchase pursuant to the ESPP
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2014 and 2013, no purchase rights were outstanding under the ESPP.
Stock-based compensation expense consisted of the following for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Long-Term Incentive Plan	$139,788	$26,829	$62,556
Employee Stock Purchase Plan	250	205	319
Total stock-based compensation	$140,038	$27,034	$62,875

10.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of December 31, 2014 and 2013:

	As of
	December 31, 2014		December 31, 2013
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,471	$2,471	$1,823	$1,823
Interest Rate Swap Agreements assets	599	599	—	—
Interest Rate Swap Agreements liabilities	(1,325)	(1,325)	—	—
Long-term debt (including current portion)	(1,395,516)	(1,396,690)	(1,400,603)	(1,384,603)
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

•
The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 6 for additional information on our derivative instruments and related Company policies.

•
The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

11.	Income Taxes
The following table summarizes the domestic and foreign components of income from continuing operations before income taxes for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Domestic	$145,622	$182,736	$193,028
Foreign	14,389	21,189	18,584
Income from continuing operations before income taxes	$160,011	$203,925	$211,612
The following table summarizes the components of income tax expense (benefit) from continuing operations for the years ended December 31, 2014, 2013 and 2012:

(Amounts in thousands)	Current	Deferred	Total
2014:
U.S. federal	$(57)	$31,757	$31,700
Foreign	6,260	46	6,306
State and local	7,028	1,488	8,516
Income tax expense	$13,231	$33,291	$46,522
2013:
U.S. federal	$—	$39,077	$39,077
Foreign	9,868	(1,123)	8,745
State and local	2,818	(3,039)	(221)
Income tax expense	$12,686	$34,915	$47,601
2012:
U.S. federal	$—	$(193,457)	$(193,457)
Foreign	6,281	1,181	7,462
State and local	3,732	(1,891)	1,841
Income tax expense (benefit)	$10,013	$(194,167)	$(184,154)
Recorded income tax expense (benefit) allocated to income from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Computed "expected" federal income tax expense	$56,004	$71,374	$74,064
Effect of noncontrolling interest income distribution	(13,114)	(13,412)	(12,986)
Change in valuation allowance	1,413	13,144	(246,469)
Effect of state and local income taxes, net of federal tax benefit	5,535	(144)	1,196
Nondeductible compensation	2,271	2,265	805
Effect of foreign income taxes	635	(1,495)	958
Effect of foreign earnings earned and remitted in the same year	11,126	195	1,446
Effect of foreign tax credits	(15,571)	(17,387)	—
Effect of additional basis due to amended returns, net of NOL reduction	(3,532)	—	—
Reorganization items and fresh start accounting adjustments, net	—	—	759
Other, net	1,755	(6,939)	(3,927)
Income tax expense (benefit)	$46,522	$47,601	$(184,154)
In prior periods, a deduction was taken for foreign taxes paid to other jurisdictions. The Company has elected to amend the 2011 and 2012 tax returns to take a Foreign Tax Credit in lieu of that deduction and to recover additional fixed asset basis.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Additionally, the Company filed an amended return for 2013 to recoup additional fixed asset basis and to recover previously expired NOL carryforwards. This resulted in a net increase to deferred tax assets.
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
Sections 382 and 383 of the IRC impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards that a corporation has at the time of a so-called "ownership change" within the meaning of IRC Section 382. The Company's issuance of stock pursuant to its reorganization under Chapter 11 resulted in such an ownership change. The limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company's limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried, increased by the portion of the net built-in income and gain that existed at emergence and that IRS pronouncements permit a taxpayer to treat as recognized during the five year period following the ownership change. This has allowed the Company to increase its annual limitation by amounts that are expected to total $696.0 million by the end of 2015. Annual limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result of the Section 382 limitation, the Company may have a cash tax liability in future years even though its deferred tax assets have not been exhausted. A subsequent ownership change could further limit the Company's utilization of NOLs and other Tax Attributes if a smaller limitation resulted from the subsequent ownership change or applied to NOLs and other Tax Attributes accumulated after emergence from Chapter 11.
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2014 and 2013:

	December 31,
(Amounts in thousands)	2014	2013
Deferred tax assets	$427,141	$540,581
Less: Valuation allowance	97,284	186,403
Net deferred tax assets	329,857	354,178
Deferred tax liabilities	414,641	428,247
Net deferred tax liability	$84,784	$74,069

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	December 31,
(Amounts in thousands)	2014	2013
Deferred tax assets:
Federal net operating loss carryforwards	$158,638	$241,712
State net operating loss carryforwards	104,752	196,814
Deferred compensation	57,030	16,579
Foreign tax credits	32,958	17,387
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	67,172	61,498
Total deferred tax assets	$427,141	$540,581

Deferred tax liabilities:
Property and equipment	$290,432	$299,633
Intangible assets and other	124,209	128,614
Total deferred tax liabilities	$414,641	$428,247
In addition to the net operating losses recognized under financial accounting principles and included in deferred income tax assets in the above table, we had approximately $202.3 million of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2014. When these benefits are realized in our tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, then, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $79.3 million. We use the "with and without" method when determining when excess tax benefits have been realized.
As of December 31, 2014 and 2013, we had approximately $6.6 million of alternative minimum tax credits that have no expiration date.
As of December 31, 2014 and 2013, we had approximately $0.6 billion and $0.8 billion, respectively, of net operating loss carryforwards available for U.S. federal income tax purposes that expire through 2029 and $3.4 billion and $5.0 billion, respectively, of net operating loss carryforwards available for state income tax purposes that expire through 2032. We have recorded a valuation allowance of $97.3 million and $186.4 million as of December 31, 2014 and 2013, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2014 and December 31, 2013 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. During the year ended December 31, 2014, certain of these fully valued deferred tax assets related to NOL carryforwards were written off or written down as a result of changes in state tax laws. In particular, fully valued NOL carryforwards related to past operations in Ohio were written off since our operations in that state are no longer subject to corporate income tax in that state. Additionally, due to a change in New York tax law, certain NOL carryforwards were converted from pre-apportionment NOL carryforwards to post-apportionment NOL carryforwards, resulting in a write down of these fully valued NOLs. In conjunction with each of these changes, a corresponding reduction in valuation allowance was recorded. These changes did not impact our results of operations.
The change in valuation allowance attributable to income from continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Continuing operations	$1,413	$13,144	$(246,469)
Discontinued operations	(207)	(209)	(2,763)
Changes in other comprehensive loss and equity	—	—	—
Total change in valuation allowance	$1,206	$12,935	$(249,232)
Our unrecognized tax benefit as of December 31, 2014 and 2013 was $43.9 million. There were no additions or reductions to this unrecognized tax benefit during 2014. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company's NOL position, we have not accrued any penalties and interest.

12.	Preferred Stock, Common Stock and Other Stockholders' Equity (Deficit)
Common Stock

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2014, the number of authorized shares of common stock was 140,000,000 shares, of which 92,937,619 shares were outstanding, 2,928,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,850,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
On May 8, 2013, Holdings' Board of Directors approved a two-for-one stock split of Holdings' common stock effective in the form of a stock dividend of one share of common stock for each outstanding share of common stock. The record date for the stock split was June 12, 2013. The additional shares of common stock in connection with the June 2013 stock split were distributed on June 26, 2013. In accordance with the provisions of our stock benefit plans and as determined by Holdings' Board of Directors, the number of shares available for issuance, the number of shares subject to outstanding equity awards and the exercise prices of outstanding stock option awards were adjusted to equitably reflect the effect of the June 2013 stock split. All share and per share amounts presented in the consolidated financial statements and Notes have been retroactively adjusted to reflect the June 2013 stock split.
On February 24, 2011, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $60.0 million in shares of Holdings' common stock over a three-year period (the "February 2011 Stock Repurchase Plan"). Under the February 2011 Stock Repurchase Plan, during the twelve months ended December 31, 2011, Holdings repurchased an aggregate of 3,235,000 shares at a cumulative price of approximately $60.0 million. The small amount of remaining shares that were permitted to be repurchased under the February 2011 Stock Repurchase Plan were repurchased in January 2012.
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
On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2014, Holdings had repurchased an aggregate of 5,314,000 shares at a cumulative price of approximately $200.9 million and an average price per share of $37.81 under the November 2013 Stock Repurchase Plan, leaving approximately $299.1 million for permitted repurchases.
During the years ended December 31, 2014, 2013 and 2012, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends Paid Per Share
2014:
Fourth Quarter	$0.52
Third Quarter	$0.47
Second Quarter	$0.47
First Quarter	$0.47
2013:
Fourth Quarter	$0.47
Third Quarter	$0.45
Second Quarter	$0.45
First Quarter	$0.45
2012:
Fourth Quarter	$0.45
Third Quarter	$0.30
Second Quarter	$0.30
First Quarter	$0.30

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Preferred Stock
As of December 31, 2014, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.
Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$(6,615)	$—	$(43,297)	$—	$(49,912)
Net current period change	6,953	(865)	(4,627)	(269)	1,192
Amounts reclassified from AOCI	—	37	(666)	248	(381)
Balance as of December 31, 2012	$338	$(828)	$(48,590)	$(21)	$(49,101)
Net current period change	(2,048)	(31)	29,646	(11,039)	16,528
Amounts reclassified from AOCI	—	558	(761)	79	(124)
Balance as of December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Net current period change	(10,488)	(1,604)	(32,880)	17,327	(27,645)
Amounts reclassified from AOCI	—	1,179	—	(466)	713
Balance as of December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2014, 2013 and 2012:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2014	2013	2012
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$(1,179)	$(558)	$(37)
	Income tax benefit	466	219	15
	Net of tax	$(713)	$(339)	$(22)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$—	$761	$666
	Income tax benefit	—	(298)	(263)
	Net of tax	$—	$463	$403

Total reclassifications		$(713)	$124	$381

13.	Pension Benefits
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Change in benefit obligation:
Beginning balance	$211,813	$235,502	$218,806
Interest cost	9,686	8,836	9,226
Actuarial loss (gain)	40,422	(25,368)	14,616
Benefits paid	(15,268)	(7,157)	(7,146)
Benefit obligation at end of period	$246,653	$211,813	$235,502

Change in fair value of plan assets:
Beginning balance	$176,706	$164,048	$146,630
Actual return on assets	20,342	15,068	19,648
Employer contributions	6,000	6,000	6,075
Administrative fees	(1,649)	(1,253)	(1,159)
Benefits paid	(15,268)	(7,157)	(7,146)
Fair value of plan assets at end of period	$186,131	$176,706	$164,048
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2014 and 2013, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $60.5 million and $35.1 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets.
We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2014	2013
Discount rate	3.80%	4.70%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Net periodic benefit cost:
Service cost	$1,600	$1,200	$1,150
Interest cost	9,687	8,836	9,226
Expected return on plan assets	(12,752)	(12,258)	(10,982)
Amortization of net actuarial loss	—	761	666
Total net periodic benefit cost	$(1,465)	$(1,461)	$60

Other comprehensive income (loss):
Current year actuarial (loss) gain	$(32,880)	$28,885	$(5,293)
Total other comprehensive (loss) income	$(32,880)	$28,885	$(5,293)
As of December 31, 2014 and 2013, we have recorded $48.9 million (net of tax benefit of $3.6 million) and $29.1 million (net of tax expense of $9.4 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We anticipate that $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015.
The weighted average assumptions used to determine net costs are as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2014	2013	2012
Discount rate	4.70%	3.85%	4.30%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.50%	7.50%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	30.19	30.70	31.63
The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 AA high grade bonds are considered when selecting the discount rate.
The return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the SFTP Benefit Plan's past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the SFTP Benefit Plan could achieve a 7.25% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the SFTP Benefit Plan's policy of monitoring manager performance.
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
The primary financial objective of the SFTP Benefit Plan is to secure participant retirement benefits. To achieve this, the key objective in the SFTP Benefit Plan's financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected SFTP Benefit Plan financial requirements.
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
Plan Assets
The target allocations for plan assets are 17% domestic equity securities, 50% fixed income securities, 12% international equity securities, and 21% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2014
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$36,286	$36,286	$—	$—
Small/Mid-Cap Equity (a)	5,320	5,320	—	—
International Equity (b)	22,194	22,194	—	—
Fixed Income:
Long Duration Fixed Income (c)	78,300	78,300	—	—
High Yield (d)	8,353	8,353	—	—
Emerging Markets Debt (e)	6,080	6,080	—	—
Alternatives:
Hedge Fund of Funds (f)	10,174	—	—	10,174
Other Investments (g)	19,424	—	19,424	—
Fair Value of Plan Assets	$186,131	$156,533	$19,424	$10,174

	Fair Value Measurements as of December 31, 2013
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$35,446	$35,446	$—	$—
Small/Mid-Cap Equity (a)	5,668	5,668	—	—
International Equity (b)	25,753	25,753	—	—
Fixed Income:
Long Duration Fixed Income (c)	67,298	67,298	—	—
High Yield (d)	8,764	8,764	—	—
Emerging Markets Debt (e)	6,583	6,583	—	—
Alternatives:
Hedge Fund of Funds (f)	9,519	—	—	9,519
Other Investments (g)	17,675	—	17,675	—
Fair Value of Plan Assets	$176,706	$149,512	$17,675	$9,519
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

(g)
This category is comprised of investments in common collective trusts with the underlying assets invested in asset-backed securities, money market funds, corporate bonds and bank notes. The underlying assets are actively traded on the registered exchanges.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The following table represents a rollforward of the December 31, 2014 and 2013 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2012	$22,618
Actual return on plan assets:
Relating to assets still held at the reporting date	446
Relating to assets sold during the period	181
Purchases, sales and settlements, net	(13,726)
Balance as of December 31, 2013	9,519
Actual return on plan assets:
Relating to assets still held at the reporting date	655
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2014	$10,174
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2015	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2015	$9,015
2016	9,514
2017	9,936
2018	10,682
2019	11,171
2020 through 2024	62,147
Total expected benefit payments	$112,465

14.	Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents. In periods where there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive. These computations have been retroactively adjusted to reflect the two-for-one stock split in June 2013 as described in Note 12.
For the years ended December 31, 2014, 2013 and 2012, the computation of diluted earnings per share included the effect of 3.7 million, 3.4 million and 3.3 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2014, 2013 and 2012, the computation of diluted earnings per share excluded the effect of 1.8 million antidilutive stock options and restricted stock units and 1.2 million and 1.9 million antidilutive stock options, respectively. Earnings per common share for the years ended December 31, 2014, 2013 and 2012 was calculated as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2014	2013	2012
Net income attributable to Six Flags Entertainment Corporation common stockholders	$76,022	$118,552	$365,935

Weighted-average common shares outstanding—basic	94,477	96,940	107,684
Effect of dilutive stock options and restricted stock units	3,662	3,431	3,252
Weighted-average common shares outstanding—diluted	98,139	100,371	110,936

Earnings per share—basic	$0.80	$1.22	$3.40
Earnings per share—diluted	$0.77	$1.18	$3.30

15.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2014, our share of the distribution will be approximately $29.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2014, is $310.4 million in the case of SFOG and $378.7 million in the case of SFOT. As of December 31, 2014, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2013 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.18 units from the Texas partnership for approximately $0.3 million in May 2013. Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2014 at both parks aggregated approximately $393.6 million, representing approximately 69.5% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $300 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.
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
We incurred $22.0 million of capital expenditures at these parks during the 2014 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2015 season, an amount in excess of the minimum required

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2014 and 2013, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.
Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. For the years ended December 31, 2014, 2013 and 2012, we recognized approximately $6.3 million, $6.5 million, and $6.0 million, respectively, of rental expense under these rent agreements.
Total rental expense from continuing operations, including office space and park sites, was approximately $12.8 million, $13.2 million and $12.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2014, are summarized as follows:

(Amounts in thousands)
For the year ending December 31:
2015	$6,002
2016	6,033
2017	5,888
2018	3,514
2019	3,478
2020 and thereafter	138,134
$163,049
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
The majority of our current insurance policies expire on December 31, 2015. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Capital Expenditures
The vast majority of our capital expenditures in 2015 and beyond will be made on a discretionary basis.
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
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint sought damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation leaving only Magnetar Technologies Corp. and G&T Conveyor Co. as plaintiffs. We required the manufacturers of the amusement rides that we believed may be impacted by this case to honor their indemnification obligations with respect to this case and tendered the defense of this case to certain of the ride manufacturers. The patent expired in October 2012. In January 2013, the defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties agreed to settle the lawsuit.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have reserved the full amount of our $2.5 million self-

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

insurance retention plus estimated litigation costs in connection with this incident. On October 24, 2014, the litigation was dismissed, without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to two years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs.
On July 19, 2013, a fatal accident occurred on a ride at our park in Arlington, Texas. Utilizing both internal and external experts, we completed the investigation of the accident and concluded that there was no mechanical failure of the ride. On September 10, 2013, a civil action against us was commenced in the District Court of Tarrant County, Texas in connection with the incident seeking monetary damages. On October 4, 2013, we filed an answer denying the claims. On October 14, 2013, the plaintiffs filed an amended complaint naming Gerstlauer Amusement Rides, GmbH, the ride manufacturer, as a co-defendant in the lawsuit. On February 14, 2014, we filed a cross action against Gerstlauer Amusement Rides, GmbH seeking statutory indemnity. On March 5, 2014, Gerstlauer Amusement Rides, GmbH filed an answer to our cross-action denying liability and asserting certain affirmative defenses. On March 7, 2014, Gerstlauer Amusement Rides, GmbH filed a cross-action against us for negligence and sought statutory indemnity. In December 2014, the parties entered into an agreement to settle the lawsuit, the terms of which are confidential.
Tax and other contingencies
As of December 31, 2014 and 2013, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid. During 2012, we closed two large claims related to parks that we no longer own and we recognized approximately $7.3 million as a recovery of losses from discontinued operations as those liabilities were not going to be paid.

16.	Business Segments
We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are park earnings before interest, tax expense, depreciation and amortization ("Park EBITDA") and Park Free Cash Flow (Park EBITDA less park capital expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks.
The following table presents segment financial information and a reconciliation of Park EBITDA to income from continuing operations before income taxes. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Theme park revenues	$1,175,793	$1,109,930	$1,070,332
Theme park cash expenses	(650,268)	(625,880)	(610,010)
Aggregate park EBITDA	525,525	484,050	460,322
Corporate expenses	(48,595)	(40,449)	(44,838)
Stock-based compensation	(140,038)	(27,034)	(62,875)
Depreciation and amortization	(108,107)	(128,075)	(148,045)
Loss on disposal of assets	(5,860)	(8,579)	(8,105)
Gain on sale of investee	10,031	—	67,319
Interest expense	(73,057)	(75,044)	(47,444)
Interest income	468	899	820
Equity in income of investee — EBITDA	—	—	5,520
Equity in loss of investee — depreciation and other expense	—	—	(7,742)
Loss on debt extinguishment	—	(789)	(587)
Other expense, net	(356)	(1,054)	(2,733)
Income from continuing operations before income taxes and discontinued operations	$160,011	$203,925	$211,612

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income from continuing operations by domestic and foreign categories as of or for the years ended December 31, 2014, 2013 and 2012:

(Amounts in thousands)	Domestic	Foreign	Total
As of or for the year ended December 31, 2014
Long-lived assets	$2,114,897	$92,815	$2,207,712
Revenues	1,058,025	117,768	1,175,793
Income from continuing operations before income taxes and discontinued operations	145,622	14,389	160,011
As of or for the year ended December 31, 2013
Long-lived assets	$2,119,529	$104,515	$2,224,044
Revenues	989,509	120,421	1,109,930
Income from continuing operations before income taxes and discontinued operations	182,736	21,189	203,925
As of or for the year ended December 31, 2012
Long-lived assets	$2,151,771	$109,671	$2,261,442
Revenues	956,732	113,600	1,070,332
Income from continuing operations before income taxes and discontinued operations	193,028	18,584	211,612

17.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$73,718	$376,551	$541,843	$183,681
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(61,201)	66,306	105,034	(34,117)
Net (loss) income per weighted average common share outstanding:
Basic	$(0.64)	$0.70	$1.11	$(0.37)
Diluted	(0.64)	0.67	1.08	(0.37)

	Year Ended December 31, 2013
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$87,521	$363,701	$504,520	$154,188
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(62,527)	47,361	120,403	13,315
Net (loss) income per weighted average common share outstanding:
Basic	$(0.61)	$0.49	$1.27	$0.14
Diluted	(0.61)	0.47	1.22	0.13

	Year Ended December 31, 2012
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$66,358	$374,912	$485,143	$143,919
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(115,109)	72,265	253,025	155,754
Net (loss) income per weighted average common share outstanding:
Basic	$(1.05)	$0.67	$2.37	$1.46
Diluted	(1.05)	0.64	2.23	1.40
All per share amounts have been retroactively adjusted to reflect two-for-one stock split in June 2013 as described in Note 12.
We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

During the third quarter of 2014, it was determined that achievement of the Modified EBITDA performance target related to the 2015 Performance Award is probable by 2015. Additionally, the results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award in February 2015. As a result, we began accruing stock-based compensation expense related to this award resulting in a cumulative catch-up of non-cash compensation costs which materially impacted net income for the third and fourth quarters of 2014 by $72.6 million and $46.2 million, respectively.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2014, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Exchange Act. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2014
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting. On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission published an updated Internal Control - Integrated Framework (2013) and related illustrative documents. The company adopted the new framework in 2014.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2015 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2014 (the "2015 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2014 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2015 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2015 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2014 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	6,686,000	(1)	$25.91	(2)	4,778,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	6,686,000		$25.91		4,778,000
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

(3)
Consists of 1,850,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 2,928,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2015 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2015 Proxy Statement.

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
Date: February 19, 2015

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

Signature	Title	Date
/s/ JAMES REID-ANDERSON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2015
James Reid-Anderson

/s/ JOHN M. DUFFEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2015
John M. Duffey

/s/ LEONARD A. RUSS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2015
Leonard A. Russ

/s/ KURT CELLAR	Director	February 19, 2015
Kurt Cellar

/s/ CHARLES A. KOPPELMAN	Director	February 19, 2015
Charles A. Koppelman

/s/ JON L. LUTHER	Director	February 19, 2015
Jon L. Luther

/s/ USMAN NABI	Director	February 19, 2015
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 19, 2015
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 19, 2015
Richard W. Roedel

EXHIBIT INDEX

Exhibit Number		Exhibit Description
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

10.2
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

10.3
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

10.4
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

10.5
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

10.6	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 20, 2012.
10.7	†
Employment Agreement, dated as of May 11, 2010, by and between Alexander Weber, Jr. and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 14, 2010.

10.80
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

10.90	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.10	†
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.

10.11	†
Form of Non-Qualified Stock Option Agreement and Dividend Equivalent Rights Award pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2012.

10.12	†
Employment Agreement, dated August 12, 2010, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.13	†
Restricted Shares Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.14	†
Nonqualified Stock Option Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.15	†
Amendment No. 1 to Employment Agreement, by and between Al Weber, Jr. and Six Flags Entertainment Corporation, dated May 11, 2010, dated September 7, 2010—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on September 13, 2010.

10.16	†
Employment Agreement, dated September 7, 2010, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

10.17	†
Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

10.18	†
Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.

10.19	†
Employment Agreement, dated November 29, 2010, by and between Walter S. Hawrylak and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.

10.20	†
Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.

10.21	†
Amendment No. 1 to Employment Agreement, dated March 7, 2011, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit (10)(jjjj) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.22	†
Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, Al Weber, Jr., John M. Duffey and Lance C. Balk—incorporated by reference to Exhibit (10) (kkkk) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.23	†
Form of Project 350 Performance Award Under Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit (10)(llll) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.24	†
Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 5, 2011.

10.25	†	Project 500 Program Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.26	†
Project 500 Program Form of Award Agreement and appendix listing Project 500 Awards to Executive Officers—incorporated by reference to Exhibits 10.2 and 99.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

10.27	†	Director Deferral Election—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

10.28
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

10.29
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

10.30	†
Form of Executive Officer Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.53 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.31	†
James Reid-Anderson Restricted Stock Unit Agreement pursuant to the Project 350 Performance Award granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.54 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.32	†
Form of Dividend Equivalent Rights Award for Project 500—incorporated by reference to Exhibit 10.55 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.33	†
Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit—incorporated by reference to Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2012.

10.34	†	Project 500 Program Amended and Restated Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.
10.35	†	Project 500 Program Amended and Restated Award Agreement—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.
10.36	†	Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2012.
10.37
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

10.38	†
Amendment No. 1 to Employment Agreement, dated August 16, 2013, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended September 30, 2013.

10.39
Second Amendment to Credit Agreement, dated as of December 23, 2013, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors listed on the signature pages thereto, Wells Fargo Bank, National Association, as administrative agent, and several lenders (without exhibits)—incorporated by reference to Exhibit 10.60 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.40	†
Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.41	†	List of Project 600 Awards—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.42	†	Project 600 Program Overview—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.43	†	Form of Project 600 Program Award Agreement—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.44	*†	Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan