Form 10-Q
period 2015-03-31
Six Flags Entertainment Corp
filed 2015-04-22
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2015 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 17, 2015, Six Flags Entertainment Corporation had 94,887,271 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions, and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain, and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2014 Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	March 31, 2015	December 31, 2014
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,348	$73,884
Accounts receivable, net	45,729	58,823
Inventories	34,260	21,099
Prepaid expenses and other current assets	45,598	44,705
Deferred income taxes	102,913	102,413
Total current assets	244,848	300,924
Property and equipment, net:
Property and equipment, at cost	1,822,481	1,797,617
Accumulated depreciation	(600,212)	(579,511)
Total property and equipment, net	1,222,269	1,218,106
Other assets:
Debt issuance costs	17,874	19,062
Restricted-use investment securities	2,616	2,471
Deposits and other assets	4,017	4,750
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $12,834 and $12,214 as of March 31, 2015 and December 31, 2014, respectively	358,556	359,358
Total other assets	1,013,311	1,015,889
Total assets	$2,480,428	$2,534,919

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$37,747	$19,315
Accrued compensation, payroll taxes and benefits	19,248	37,463
Accrued insurance reserves	39,730	41,276
Accrued interest payable	9,069	19,542
Other accrued liabilities	29,043	36,176
Deferred income	98,939	71,598
Short-term borrowings	80,000	—
Current portion of long-term debt	6,303	6,301
Total current liabilities	320,079	231,671
Noncurrent liabilities:
Long-term debt	1,387,934	1,389,215
Other long-term liabilities	64,445	65,396
Deferred income taxes	145,837	187,197
Total noncurrent liabilities	1,598,216	1,641,808
Total liabilities	1,918,295	1,873,479

Redeemable noncontrolling interests	437,545	437,545

Stockholders' equity:
Common stock, $0.025 par value, 140,000,000 shares authorized; 94,867,057 and 92,937,619 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,372	2,323
Capital in excess of par value	1,013,167	983,317
Accumulated deficit	(827,755)	(702,116)
Accumulated other comprehensive loss, net of tax	(63,196)	(59,629)
Total stockholders' equity	124,588	223,895
Total liabilities and equity	$2,480,428	$2,534,919
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2015	March 31, 2014
Theme park admissions	$40,546	$34,710
Theme park food, merchandise and other	28,225	25,967
Sponsorship, licensing and other fees	11,442	8,178
Accommodations revenue	4,942	4,863
Total revenues	85,155	73,718
Operating expenses (excluding depreciation and amortization shown separately below)	83,362	81,628
Selling, general and administrative (including stock-based compensation of $22,307 and $5,359 in 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	54,587	34,334
Costs of products sold	7,185	6,243
Depreciation	26,137	27,029
Amortization	658	665
Loss on disposal of assets	666	1,792
Interest expense	18,712	18,248
Interest income	(125)	(219)
Other income, net	(72)	(190)
Loss before income taxes	(105,955)	(95,812)
Income tax benefit	(35,629)	(34,611)
Net loss	$(70,326)	$(61,201)

Weighted-average number of common shares outstanding - basic and diluted:	93,855	94,958

Net loss per average common share outstanding - basic and diluted:	$(0.75)	$(0.64)

Cash dividends declared per common share	$0.52	$0.47
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2015	March 31, 2014
Net loss	$(70,326)	$(61,201)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(2,744)	(1,519)
Defined benefit retirement plan (2)	(142)	—
Change in cash flow hedging (3)	(681)	183
Other comprehensive loss, net of tax	(3,567)	(1,336)
Comprehensive loss	$(73,893)	$(62,537)

(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.5 million and $0.8 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

(2)	Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended March 31, 2015.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.4 million and net of tax expense of $0.1 million for the three months ended March 31, 2015 and March 31, 2014, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statement of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	371,791	10	6,493	—	—	6,503
Stock-based compensation	—	—	5,359	—	—	5,359
Dividends declared to common stockholders	—	—	—	(44,700)	—	(44,700)
Repurchase of common stock	(115,358)	(3)	(850)	(3,941)	—	(4,794)
Net loss	—	—	—	(61,201)	—	(61,201)
Net other comprehensive loss, net of tax	—	—	—	—	(1,336)	(1,336)
Balances at March 31, 2014	95,113,780	$2,378	$853,490	$(548,667)	$(34,033)	$273,168

Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,107,415	53	9,096	—	—	9,149
Stock-based compensation	—	—	22,307	—	—	22,307
Dividends declared to common shareholders	—	—	—	(48,391)	—	(48,391)
Repurchase of common stock	(177,977)	(4)	(1,553)	(6,922)	—	(8,479)
Net loss	—	—	—	(70,326)	—	(70,326)
Net other comprehensive loss, net of tax	—	—	—	—	(3,567)	(3,567)
Balances at March 31, 2015	94,867,057	$2,372	$1,013,167	$(827,755)	$(63,196)	$124,588
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(70,326)	$(61,201)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,795	27,694
Stock-based compensation	22,307	5,359
Interest accretion on notes payable	310	302
Amortization of debt issuance costs	1,188	1,191
Other, including loss on disposal of assets	248	1,541
Decrease in accounts receivable	12,759	9,254
Increase in inventories, prepaid expenses and other current assets	(14,299)	(19,498)
Decrease in deposits and other assets	732	28
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	17,782	27,573
Decrease in accrued interest payable	(10,473)	(10,559)
Deferred income taxes	(39,518)	(41,578)
Net cash used in operating activities	(52,495)	(59,894)

Cash flows from investing activities:
Additions to property and equipment	(34,032)	(42,289)
Property insurance recoveries	173	169
Purchase of identifiable intangible assets	(29)	—
(Purchase) redemption of restricted-use investments, net	(145)	151
Proceeds from sale of assets	3	37
Net cash used in investing activities	(34,030)	(41,932)

Cash flow from financing activities:
Repayment of borrowings	(26,589)	(26,582)
Proceeds from borrowings	105,000	25,000
Payment of cash dividends	(48,776)	(44,942)
Proceeds from issuance of common stock	9,149	6,503
Stock repurchases	(8,479)	(4,794)
Net cash provided by (used in) financing activities	30,305	(44,815)

Effect of exchange rate on cash	(1,316)	(284)

Net decrease in cash and cash equivalents	(57,536)	(146,925)
Cash and cash equivalents at beginning of period	73,884	169,310
Cash and cash equivalents at end of period	$16,348	$22,385

Supplemental cash flow information
Cash paid for interest	$27,686	$27,314
Cash paid for income taxes	$3,835	$4,430
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
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2014 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2015 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 7 for further discussion.

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $100.1 million and $97.3 million as of March 31, 2015 and December 31, 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years of the group and its predecessors for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2015 and December 31, 2014, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

c.	Long-Lived Assets
We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

d.	Derivative Instruments and Hedging Activities
We account for derivatives and hedging activities in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.
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
Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period and the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
We incurred a net loss for the three months ended March 31, 2015 and March 31, 2014, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded the effect of 6,465,000 and 7,679,000 antidilutive stock options for the three months ended March 31, 2015 and March 31, 2014, respectively.

f.	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

estimated using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings' stock on the date of grant.
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income (loss) from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award in February 2015. The issuance of the remaining shares available under the 2015 Performance Award is contingent upon the achievement of the Modified EBITDA performance target in 2015 or a 2015 partial achievement award, both of which remain probable. If the target is achieved in 2015, an aggregate of 1,314,000 shares plus associated dividend equivalent rights ("DERs") would be issued to certain key employees. During the three months ended March 31, 2015, we recognized $16.2 million and $1.5 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively. In total, we have recognized $120.7 million and $15.7 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended March 31, 2015, the total unrecognized compensation expense related to the 2015 Performance Award was $12.9 million, plus the remaining expense for the associated DERs, which will be approximately $2.7 million, that will be expensed over the remaining service period.
During the three months ended March 31, 2015 and March 31, 2014, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2015	March 31, 2014
Long-Term Incentive Plan	$22,232	$5,309
Employee Stock Purchase Plan	75	50
Total Stock-Based Compensation	$22,307	$5,359
As of March 31, 2015, options to purchase approximately 6,465,000 shares of common stock of Holdings and approximately 17,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 2,552,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2015, deferred income was primarily comprised of (i) unredeemed season pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2015 and (iv) sponsorship revenue that will be recognized in 2015.
During 2014, we entered into two agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of March 31, 2015 and December 31, 2014, we have recorded an allowance for doubtful accounts of $4.7 million and $6.3 million, respectively, which is primarily comprised of estimated defaults under our membership plans.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In April 2015, the FASB voted for a one-year deferral of the effective date of ASU 2014-09. If approved, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is not permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of March 31, 2015, we have $17.9 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2.	Derivative Financial Instruments
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
By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instrument is placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices, or currency exchange rates. We manage the market risk associated with the Interest Rate Swap Agreements by establishing and monitoring parameters that limit the types and degree of market risk that we may undertake. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.
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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively, consisted of the following:

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,298	$1,325
Interest Rate Swap Agreements - Noncurrent	—	599	552	—
	$—	$599	$1,850	$1,325
As of March 31, 2015 and December 31, 2014, we held no derivatives not designated as hedging instruments.
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
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and March 31, 2014 were as follows:
Three Months Ended March 31, 2015 and March 31, 2014

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2015	2014	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$(301)	$—	$—
Interest Rate Swap Agreements	(1,565)	—	(441)	—	—	—
Total	$(1,565)	$—	$(441)	$(301)	$—	$—
As of March 31, 2015, approximately $1.6 million of unrealized losses associated with our Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Term Loan B. For the three months ended March 31, 2015, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of March 31, 2015 and December 31, 2014:

	As of
	March 31, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,616	$2,616	$2,471	$2,471
Interest Rate Swap Agreements assets	—	—	599	599
Interest Rate Swap Agreements liabilities	(1,850)	(1,850)	(1,325)	(1,325)
Long-term debt (including current portion)	(1,474,237)	(1,506,353)	(1,395,516)	(1,396,690)
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
On December 23, 2013, we entered into an amendment to the 2011 Credit Facility (the "2013 Credit Facility Amendment") that reduced the overall borrowing rate on the Term Loan B by 50 basis points through (i) a 25 basis point reduction in the applicable margin from 3.00% plus LIBOR to 2.75% plus LIBOR and (ii) a 25 basis point reduction in the minimum LIBOR rate from 1.00% to 0.75%. Additionally, the 2013 Credit Facility Amendment permitted us to use up to $200.0 million of our excess cash on hand, over time, for general corporate purposes, including potential share repurchases.
As of March 31, 2015, $80.0 million of advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $21.6 million). As of December 31, 2014, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). Interest on the Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2015 and December 31, 2014, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Revolving Loan is due and payable on December 20, 2016.
The Term Loan A was fully repaid in 2012. As of March 31, 2015 and December 31, 2014, $569.1 million and $570.5 million, respectively, was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our senior secured leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. See Note 2 for further discussion. As of March 31, 2015 and December 31, 2014, the applicable interest rate on the Term Loan B was 3.50%. As of March 31, 2013, the Term Loan B began amortizing in quarterly installments of $1.5 million. All remaining outstanding principal is due and payable on December 20, 2018.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.6 million and $2.5 million as of March 31, 2015 and December 31, 2014, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of March 31, 2015 and December 31, 2014, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2015	December 31, 2014
Term Loan B	$569,088	$570,544
2021 Notes	800,000	800,000
HWP Refinance Loan	30,054	30,187
Revolving Loan	80,000	—
Net discount	(4,905)	(5,215)
Long-term debt and Short-term borrowings	1,474,237	1,395,516
Less current portion	(86,303)	(6,301)
Total long-term debt	$1,387,934	$1,389,215

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the three months ended March 31, 2015:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Amounts reclassified from accumulated other comprehensive income (loss)	—	441	—	(174)	267
Current period other comprehensive income (loss) activity	(4,216)	(1,565)	(235)	2,182	(3,834)
Balances at March 31, 2015	$(16,414)	$(1,850)	$(52,820)	$7,888	$(63,196)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2015 and March 31, 2014:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI		March 31, 2015	March 31, 2014
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$441	$301
	Income tax benefit	(174)	(118)
	Net of tax	$267	$183

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2015, our share of the distribution will be approximately $29.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2015 is $310.4 million in the case of SFOG and $378.7 million in the case of SFOT. As of March 31, 2015, we owned approximately 30.5% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this report, no partnership units in the Texas partnership have been tendered for purchase and we expect to purchase 0.5 units from the Georgia partnership for approximately $1.6 million in May 2015 pursuant to the 2015 annual offer. Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2015 at both parks aggregated approximately $393.6 million, representing approximately 69.5% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $300.0 million accordion feature on the Term Loan B under the 2011 Credit Facility is available for borrowing for future "put" obligations if necessary.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.
We incurred $22.0 million of capital expenditures at these parks during the 2014 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2015 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2015 and December 31, 2014, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our park in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
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
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint sought damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation, leaving only Magnetar Technologies Corp. and G&T Conveyor Co. as plaintiffs. We required the manufacturers of the amusement rides that we believed may be impacted by this case to honor their indemnification obligations with respect to this case and tendered the defense of this case to certain of the ride manufacturers. The patent expired in October 2012. In January 2013, the defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On April 17, 2015, the Court of Appeals issued an order affirming the District Court’s decision in all respects.
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
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties to the lawsuit entered into a consent decree to settle the lawsuit, and on March 26, 2015, the consent decree was approved and entered by the District Court.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have previously expensed the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident. On October 24, 2014, the litigation was dismissed without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to two years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs.
Tax and Other Contingencies
As of March 31, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid. As of December 31, 2014, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million.

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
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2014	$437,545
Purchase of redeemable units	—
Fresh start accounting fair market value adjustment for purchased units	—
Net income attributable to noncontrolling interests	—
Distributions to noncontrolling interests	—
Balance at March 31, 2015	$437,545
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of March 31, 2015 and December 31, 2014 was approximately $393.6 million.
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with the sale, a portion of the proceeds remained in escrow pending the resolution of certain items. Due to the contingent nature of the amounts that remained in escrow, we did not record a receivable for the additional proceeds and these amounts were not included in our calculation of the gain we recognized upon the sale of DCP during 2012. In June 2014, all of these items were favorably resolved and, as such, we received $10.0 million of additional proceeds and recognized the incremental gain on the sale of DCP.

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

	Three Months Ended
(Amounts in thousands)	March 31, 2015	March 31, 2014
Theme park revenues	$85,155	$73,718
Theme park cash expenses	(108,415)	(105,386)
Aggregate park EBITDA	(23,260)	(31,668)
Corporate expenses	(14,412)	(11,460)
Stock-based compensation	(22,307)	(5,359)
Other income, net	72	190
Loss on disposal of assets	(666)	(1,792)
Depreciation and amortization	(26,795)	(27,694)
Interest expense	(18,712)	(18,248)
Interest income	125	219
Loss before income taxes	$(105,955)	$(95,812)
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2015 and March 31, 2014:

	Domestic	Foreign	Total
2015	(Amounts in thousands)
Long-lived assets	$2,122,284	$88,789	$2,211,073
Revenues	69,400	15,755	85,155
Loss before income taxes	(104,530)	(1,425)	(105,955)
2014
Long-lived assets	$2,136,225	$103,362	$2,239,587
Revenues	57,533	16,185	73,718
Loss before income taxes	(95,652)	(160)	(95,812)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended
(Amounts in thousands)	March 31, 2015	March 31, 2014
Service cost	$600	$400
Interest cost	2,300	2,439
Expected return on plan assets	(3,355)	(3,190)
Amortization of net actuarial loss	235	—
Total net periodic benefit	$(220)	$(351)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2015	March 31, 2014
Discount rate	3.80%	4.70%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.25%	7.50%
Employer Contributions
During the three months ended March 31, 2015 and March 31, 2014, we made pension contributions of $1.5 million.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 17, 2015, Holdings had repurchased 5,492,000 shares at a cumulative price of approximately $209.4 million and an average price per share of $38.13 under the November 2013 Stock Repurchase Plan, leaving approximately $290.6 million for permitted repurchases.
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
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report.
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
The results of operations for the three months ended March 31, 2015 and March 31, 2014 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.

Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 48% and 47% of total revenues during the three months ended March 31, 2015 and March 31, 2014, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2015, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 13% increase in attendance coupled with a 2% increase in total revenue per capita (representing total revenue divided by total attendance). Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense, (ii) an increase in operating taxes, (iii) increased costs related to our international development contracts, and (iv) an increase in repair and maintenance costs. These increases in cash operating costs were partially offset by reduced advertising expenses.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities as of the date the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2014 Annual Report.

Results of Operations
Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table sets forth summary financial information for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2015	March 31, 2014
Total revenue	$85,155	$73,718	16%
Operating expenses	83,362	81,628	2%
Selling, general and administrative	54,587	34,334	59%
Costs of products sold	7,185	6,243	15%
Depreciation and amortization	26,795	27,694	(3)%
Loss on disposal of assets	666	1,792	(63)%
Interest expense, net	18,587	18,029	3%
Other income, net	(72)	(190)	(62)%
Loss before income taxes	(105,955)	(95,812)	11%
Income tax benefit	(35,629)	(34,611)	3%
Net loss	(70,326)	(61,201)	15%

Other Data:
Attendance	1,569	1,388	13%
Total revenue per capita	$54.26	$53.13	2%
Revenue
Revenue for the three months ended March 31, 2015 totaled $85.2 million, an increase of $11.4 million, or 16%, compared to $73.7 million for the three months ended March 31, 2014. The increase in revenue is primarily attributable to a 13% increase in attendance coupled with a $1.13, or 2%, increase in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased to $43.82 during the three months ended March 31, 2015 from $43.73 during the three months ended March 31, 2014. Per capita guest spending was adversely impacted by foreign exchange translation and a higher mix of season pass holder attendance, which puts downward pressure on per cap revenue. Six Flags Mexico represents a higher percentage of total company revenue in the first quarter and the Mexican Peso weakened versus the U.S. dollar by 13 percent from the first quarter of 2014.
Admissions revenue per capita increased $0.83, or 3%, during the three months ended March 31, 2015 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements on both multi- and single-use ticket offerings, including a reduction in discounts. Additionally, admissions revenue per capita increased as a result of continued growth in the number of guests on membership plans who have remained members following the initial twelve-month term and continue to pay their membership fees on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending decreased $0.74, or 4%, during the three months ended March 31, 2015 relative to the comparable period in the prior year primarily as a result of the weakened Mexico Peso and the higher percentage of season pass holder attendance previously discussed.
Operating Expenses
Operating expenses for the three months ended March 31, 2015 increased $1.7 million, or 2%, relative to the comparable period in the prior year primarily as a result of (i) a $2.1 million increase in salaries, wages and benefits primarily related to an increase in operating days resulting from the expansion of our Holiday in the Park events, which extended the 2014 operating season of multiple parks into the first week of 2015, and increases in the minimum wage rates at many of our parks, and (ii) a $0.8 million increase in repairs and maintenance costs. These increases were partially offset by a $0.5 million reduction in utility and operating supply expenses coupled with the weakened Mexico Peso which creates a favorable impact on expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2015 increased $20.3 million, or 59%, compared to the three months ended March 31, 2014 primarily as a result of (i) a $19.5 million increase in salaries, wages and benefits primarily related to a $16.9 million increase in stock-based compensation expenses resulting from the non-cash compensation costs related to the 2015 Performance Award, which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, (ii) a $1.0 million increase in property and other taxes, and (iii) an increase of $0.6 million of costs associated with our international development contracts, which began during 2014. These increases were partially offset by a $1.2 million reduction in advertising costs.
Cost of products sold
Cost of products sold in the three months ended March 31, 2015 increased $0.9 million, or 15%, compared to the three months ended March 31, 2014 primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the three months ended March 31, 2015 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2015 decreased $0.9 million, or 3%, compared to the three months ended March 31, 2014. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2014, partially offset by asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2015 decreased $1.1 million, or 63%, compared to the same period in the prior year primarily as a result of the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $0.6 million, or 3%, for the three months ended March 31, 2015 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance outstanding during the current quarter as a result of borrowings under the Revolver Loan.
Income Tax Benefit
Income tax benefit was $35.6 million for the three months ended March 31, 2015 compared to a $34.6 million for the three months ended March 31, 2014. The change in income tax expense was primarily driven by the increase in pretax loss partially offset by a reduction in our annual effective tax rate.
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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. In October 2014, Holdings' Board of Directors approved an 11% increase in the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. During the three months ended March 31, 2015 and March 31, 2014, Holdings paid $48.8 million and $44.9 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $195.0 million in total cash dividends on our common stock for the 2015 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 17, 2015, Holdings had repurchased 5,492,000 shares at a cumulative price of approximately $209.4 million and an average price per share of $38.13 under the November 2013 Stock Repurchase Plan, leaving approximately $290.6 million for permitted repurchases.
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
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Loan or may be required to repay amounts outstanding under the 2011 Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2014 Annual Report.
As of March 31, 2015, our total indebtedness, net of discount, was approximately $1,474.2 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2015 and 2016, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $67.0 million and $70.0 million during 2015 and 2016, respectively. Under the 2011 Credit Facility, approximately 97% of the amount outstanding under the Term Loan B is not due until 2018.
As of March 31, 2015, we had approximately $16.3 million of unrestricted cash and $98.4 million available for borrowing under the Revolving Loan. Our ability to borrow under the Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Revolving Loan could permit the lenders under the 2011 Credit Facility to accelerate the obligations thereunder. The Revolving Loan expires on December 20, 2016. The terms and availability of the 2011 Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2015 calendar year.
During the three months ended March 31, 2015, net cash used in operating activities was $52.5 million. Net cash used in investing activities during the three months ended March 31, 2015 was $34.0 million, consisting primarily of $34.0 million in capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2015 was $30.3 million, primarily attributable to borrowings under the Revolving Loan, partially offset by the payment of $48.8 million in cash dividends and the repurchase of shares of our common stock totaling $8.5 million.
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
As of March 31, 2015, there have been no material changes in our market risk exposure from that disclosed in the 2014 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2014 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2015, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2014 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2015.
On March 1, 2007, Safety Braking Corporation, Magnetar Technologies Corp. and G&T Conveyor Co. filed a Complaint for Patent Infringement (the "Patent Complaint") in the United States District Court for the District of Delaware naming Holdings, SFTP, and certain of our other subsidiaries as defendants, along with other industry theme park owners and operators. The Patent Complaint alleges that we are liable for direct or indirect infringement of United States Patent No. 5,277,125 because of our ownership and/or operation of various theme parks and amusement rides. The Patent Complaint sought damages and injunctive relief. On July 8, 2008, the Court entered a Stipulation and Order of Dismissal of Safety Braking Corporation, leaving only Magnetar Technologies Corp. and G&T Conveyor Co. as plaintiffs. We required the manufacturers of the amusement rides that we believed may be impacted by this case to honor their indemnification obligations with respect to this case and tendered the defense of this case to certain of the ride manufacturers. The patent expired in October 2012. In January 2013, the defendants moved for summary judgment that United States Patent No. 5,277,125 was invalid on four separate grounds, that damages for certain rides were barred by the doctrine of laches and/or by the patent owner's failure to mark the patent number on products embodying the patented invention, and that certain rides do not infringe the patent. The plaintiffs moved for summary judgment that certain rides do infringe. On February 7, 2014, the Magistrate Judge issued an order on defendants' motions for summary judgment, recommending that United States Patent No. 5,277,125 be held invalid on the four separate grounds advanced by the defendants, and that certain rides would not infringe even if the patent was not invalid. On July 24, 2014, the District Court entered an order adopting the Magistrate Judge’s recommendations in full. On August 27, 2014, the plaintiffs filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. On April 17, 2015, the Court of Appeals issued an order affirming the District Court’s decision in all respects.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties to the lawsuit entered into a consent decree to settle the lawsuit, and on March 26, 2015, the consent decree was approved and entered by the District Court.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have previously expensed the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident. On October 24, 2014, the litigation was dismissed without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to two years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs.

ITEM 1A.	RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2014 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2014 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 17, 2015, Holdings had repurchased 5,492,000 shares at a cumulative price of approximately $209.4 million and an average price per share of $38.13 under the November 2013 Stock Repurchase Plan, leaving approximately $290.6 million for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2015 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 - January 31	—	$—	—	$299,076,000
Month 2	February 1 - February 28	150,905	47.58	150,905	291,896,000
Month 3	March 1 - March 31	27,072	47.97	27,072	290,597,000
		177,977	$47.64	177,977	$290,597,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 22, 2015	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	April 22, 2015	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith