Form 10-Q
period 2015-06-30
Six Flags Entertainment Corp
filed 2015-07-22
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2015 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At July 17, 2015, Six Flags Entertainment Corporation had 94,775,172 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	June 30, 2015	December 31, 2014
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,785	$73,884
Accounts receivable, net	91,430	58,823
Inventories	35,921	21,099
Prepaid expenses and other current assets	52,885	44,705
Deferred income taxes	113,031	102,413
Total current assets	448,052	300,924
Property and equipment, net:
Property and equipment, at cost	1,852,006	1,797,617
Accumulated depreciation	(621,665)	(579,511)
Total property and equipment, net	1,230,341	1,218,106
Other assets:
Debt issuance costs	24,577	19,062
Restricted-use investment securities	2,928	2,471
Deposits and other assets	4,224	4,750
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $13,472 and $12,214 as of June 30, 2015 and December 31, 2014, respectively	357,926	359,358
Total other assets	1,019,903	1,015,889
Total assets	$2,698,296	$2,534,919

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$62,720	$19,315
Accrued compensation, payroll taxes and benefits	24,460	37,463
Accrued insurance reserves	39,238	41,276
Accrued interest payable	19,555	19,542
Other accrued liabilities	40,852	36,176
Deferred income	148,985	71,598
Current portion of long-term debt	7,484	6,301
Total current liabilities	343,294	231,671
Noncurrent liabilities:
Long-term debt	1,518,927	1,389,215
Other long-term liabilities	61,980	65,396
Deferred income taxes	183,817	187,197
Total noncurrent liabilities	1,764,724	1,641,808
Total liabilities	2,108,018	1,873,479

Redeemable noncontrolling interests	454,803	437,545

Stockholders' equity:
Common stock, $0.025 par value, 140,000,000 shares authorized; 94,760,258 and 92,937,619 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	2,369	2,323
Capital in excess of par value	1,018,304	983,317
Accumulated deficit	(822,107)	(702,116)
Accumulated other comprehensive loss, net of tax	(63,091)	(59,629)
Total stockholders' equity	135,475	223,895
Total liabilities and equity	$2,698,296	$2,534,919
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2015	June 30, 2014
Theme park admissions	$206,998	$205,428
Theme park food, merchandise and other	161,419	151,772
Sponsorship, licensing and other fees	13,676	15,543
Accommodations revenue	3,972	3,808
Total revenues	386,065	376,551
Operating expenses (excluding depreciation and amortization shown separately below)	132,771	126,531
Selling, general and administrative (including stock-based compensation of $4,408 and $5,740 in 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	55,402	60,160
Costs of products sold	34,182	31,348
Depreciation	24,925	25,511
Amortization	657	665
Loss on disposal of assets	1,567	781
Gain on sale of investee	—	(10,031)
Interest expense	18,969	17,845
Interest income	(31)	(58)
Loss on debt extinguishment	6,557	—
Other income, net	(407)	(64)
Income before income taxes	111,473	123,863
Income tax expense	26,859	38,551
Net income	84,614	85,312
Less: Net income attributable to noncontrolling interests	(19,082)	(19,006)
Net income attributable to Six Flags Entertainment Corporation	$65,532	$66,306

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	94,834	95,224
Weighted-average common shares outstanding — diluted:	97,382	99,162

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$0.69	$0.70
Net income per common share outstanding — diluted:	$0.67	$0.67

Cash dividends declared per common share	$0.52	$0.47
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2015	June 30, 2014
Theme park admissions	$247,544	$240,138
Theme park food, merchandise and other	189,644	177,739
Sponsorship, licensing and other fees	25,118	23,721
Accommodations revenue	8,914	8,671
Total revenues	471,220	450,269
Operating expenses (excluding depreciation and amortization shown separately below)	216,133	208,159
Selling, general and administrative (including stock-based compensation of $26,715 and $11,099 in 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	109,989	94,494
Costs of products sold	41,367	37,591
Depreciation	51,062	52,540
Amortization	1,315	1,330
Loss on disposal of assets	2,233	2,573
Gain on sale of investee	—	(10,031)
Interest expense	37,681	36,093
Interest income	(156)	(277)
Loss on debt extinguishment	6,557	—
Other income, net	(479)	(254)
Income before income taxes	5,518	28,051
Income tax (benefit) expense	(8,770)	3,940
Net income	14,288	24,111
Less: Net income attributable to noncontrolling interests	(19,082)	(19,006)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(4,794)	$5,105

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	94,347	95,091
Weighted-average common shares outstanding — diluted:	94,347	99,008

Net (loss) income per average common share outstanding:
Net (loss) income per common share outstanding — basic:	$(0.05)	$0.05
Net (loss) income per common share outstanding — diluted:	$(0.05)	$0.05

Cash dividends declared per common share	$1.04	$0.94
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014
Net income	$84,614	$85,312
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(525)	1,077
Defined benefit retirement plan (2)	427	—
Change in cash flow hedging (3)	203	(875)
Other comprehensive income, net of tax	105	202
Comprehensive income	84,719	85,514
Less: Comprehensive income attributable to noncontrolling interests	(19,082)	(19,006)
Comprehensive income attributable to Six Flags Entertainment Corporation	$65,637	$66,508

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.3 million and net of tax expense of $0.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.3 million for the three months ended June 30, 2015.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million and net of tax benefit of $0.5 million for the three months ended June 30, 2015 and June 30, 2014, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014
Net income	$14,288	$24,111
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(3,269)	(442)
Defined benefit retirement plan (2)	285	—
Change in cash flow hedging (3)	(478)	(692)
Other comprehensive loss, net of tax	(3,462)	(1,134)
Comprehensive income	10,826	22,977
Less: Comprehensive income attributable to noncontrolling interests	(19,082)	(19,006)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(8,256)	$3,971

(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.8 million and $0.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.2 million for the six months ended June 30, 2015.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.3 million and $0.4 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	728,280	18	11,430	—	—	11,448
Stock-based compensation	—	—	11,099	—	—	11,099
Dividends declared to common stockholders	—	—	—	(89,407)	—	(89,407)
Repurchase of common stock	(183,958)	(5)	(1,354)	(6,232)	—	(7,591)
Employee stock purchase plan	18,983	1	628	—	—	629
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	5,105	—	5,105
Net other comprehensive loss, net of tax	—	—	—	—	(1,134)	(1,134)
Balances at June 30, 2014	95,420,652	$2,385	$864,291	$(529,354)	$(33,831)	$303,491

Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,242,377	57	11,021	—	—	11,078
Stock-based compensation	—	—	26,715	—	—	26,715
Dividends declared to common shareholders	—	—	—	(97,757)	—	(97,757)
Repurchase of common stock	(439,322)	(11)	(3,513)	(17,712)	—	(21,236)
Employee stock purchase plan	19,584	—	764	—	—	764
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(4,794)	—	(4,794)
Net other comprehensive loss, net of tax	—	—	—	—	(3,462)	(3,462)
Balances at June 30, 2015	94,760,258	$2,369	$1,018,304	$(822,107)	$(63,091)	$135,475
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$14,288	$24,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,377	53,870
Stock-based compensation	26,715	11,099
Interest accretion on notes payable	624	607
Loss on debt extinguishment	6,557	—
Amortization of debt issuance costs	2,383	2,381
Other, including loss on disposal of assets	1,964	(9,629)
Increase in accounts receivable	(33,082)	(39,549)
Increase in inventories, prepaid expenses and other current assets	(23,338)	(22,576)
Decrease in deposits and other assets	524	36
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	107,369	99,799
Increase (decrease) in accrued interest payable	13	(176)
Deferred income taxes	(11,506)	(2,662)
Net cash provided by operating activities	144,888	117,311

Cash flows from investing activities:
Additions to property and equipment	(70,248)	(81,755)
Property insurance recoveries	173	410
Purchase of identifiable intangible assets	(29)	(49)
Purchase of restricted-use investments, net	(457)	(158)
Proceeds from sale of assets	51	127
Net cash used in investing activities	(70,510)	(81,425)

Cash flow from financing activities:
Repayment of borrowings	(700,808)	(28,159)
Proceeds from borrowings	828,250	25,000
Payment of debt issuance costs	(9,993)	—
Payment of cash dividends	(98,190)	(89,536)
Proceeds from issuance of common stock	11,842	12,077
Stock repurchases	(21,236)	(7,591)
Purchase of redeemable noncontrolling interests	(1,552)	(19)
Net cash provided by (used in) financing activities	8,313	(88,228)

Effect of exchange rate on cash	(1,790)	274

Net increase (decrease) in cash and cash equivalents	80,901	(52,068)
Cash and cash equivalents at beginning of period	73,884	169,310
Cash and cash equivalents at end of period	$154,785	$117,242

Supplemental cash flow information
Cash paid for interest	$34,661	$33,282
Cash paid for income taxes	$4,933	$6,338
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
Results of operations for the six months ended June 30, 2015 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $100.5 million and $97.3 million as of June 30, 2015 and December 31, 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2015 and December 31, 2014, we had no accrued interest and penalties liability.
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
The computation of diluted earnings per share excluded the effect of 304,000 and 179,000 antidilutive stock options for the three months ended June 30, 2015 and June 30, 2014. We incurred a net loss for the six months ended June 30, 2015, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded the effect of 6,350,000 and 1,037,000 antidilutive stock options for the six months ended June 30, 2015 and June 30, 2014, respectively. Earnings per common share for the three and six months ended June 30, 2015 and June 30, 2014 was calculated as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income (loss) attributable to Six Flags Entertainment Corporation	$65,532	$66,306	$(4,794)	$5,105

Weighted-average common shares outstanding — basic:	94,834	95,224	94,347	95,091
Effect of dilutive stock options and restricted shares	2,548	3,938	—	3,917
Weighted-average common shares outstanding — diluted:	97,382	99,162	94,347	99,008

Earnings (loss) per share — basic:	$0.69	$0.70	$(0.05)	$0.05
Earnings (loss) per share — diluted:	$0.67	$0.67	$(0.05)	$0.05

f.	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2015, our stockholders approved an amendment to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 5,000,000 shares from 28,133,332 shares to 33,133,332 shares.
We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings' stock on the date of grant.
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income (loss) from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award in February 2015. The issuance of the remaining shares available under the 2015 Performance Award is contingent upon the achievement of the Modified EBITDA performance target in 2015 or a 2015 partial achievement award, both of which remain probable. If the target is achieved in 2015, an aggregate of 1,314,000 shares plus associated dividend equivalent rights ("DERs") would be issued to certain key employees. During the six months ended June 30, 2015, we recognized $15.8 million and $2.2 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively. In total, we have recognized $120.3 million and $16.4 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended June 30, 2015, the total unrecognized compensation expense related to the 2015 Performance Award was $8.6 million, plus the remaining expense for the associated DERs, which will be approximately $2.0 million, that will be expensed over the remaining service period.
During the three and six months ended June 30, 2015 and June 30, 2014, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Long-Term Incentive Plan	$4,369	$5,611	$26,601	$10,920
Employee Stock Purchase Plan	39	129	114	179
Total Stock-Based Compensation	$4,408	$5,740	$26,715	$11,099

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of June 30, 2015, options to purchase approximately 6,350,000 shares of common stock of Holdings and approximately 16,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 7,532,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season pass, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2015, deferred income was primarily comprised of (i) unredeemed season pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2015 and (iv) sponsorship revenue that will be recognized in 2015.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of June 30, 2015 and December 31, 2014, we have recorded an allowance for doubtful accounts of $11.7 million and $6.3 million, respectively, which is primarily comprised of estimated defaults under our membership plans.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. Therefore, the new guidance will be effective for annual and interim periods beginning on or after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

beginning on or after December 15, 2015. As of June 30, 2015, we have $24.6 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.

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
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. The Interest Rate Swap Agreements will continue to mitigate risk in connection with the interest rate for the Amended and Restated Term Loan B (as defined in Note 4).
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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively, consisted of the following:

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,285	$1,325
Interest Rate Swap Agreements - Noncurrent	—	599	231	—
	$—	$599	$1,516	$1,325
As of June 30, 2015 and December 31, 2014, we held no derivatives not designated as hedging instruments.
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
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2015 and June 30, 2014 were as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended June 30, 2015 and June 30, 2014

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2015	2014	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$—	$—	$—
Interest Rate Swap Agreements	(107)	(1,440)	(442)	—	—	—
Total	$(107)	$(1,440)	$(442)	$—	$—	$—
Six Months Ended June 30, 2015 and June 30, 2014

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2015	2014	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$(301)	$—	$—
Interest Rate Swap Agreements	(1,672)	(1,440)	(883)	—	—	—
Total	$(1,672)	$(1,440)	$(883)	$(301)	$—	$—
As of June 30, 2015, approximately $1.6 million of unrealized losses associated with our Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the six months ended June 30, 2015, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of June 30, 2015 and December 31, 2014:

	As of
	June 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,928	$2,928	$2,471	$2,471
Interest Rate Swap Agreements assets	—	—	599	599
Interest Rate Swap Agreements liabilities	(1,516)	(1,516)	(1,325)	(1,325)
Long-term debt (including current portion)	(1,526,411)	(1,543,411)	(1,395,516)	(1,396,690)
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

4.	Long-Term Indebtedness
Credit Facility
On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility") with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility ("Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility ("Term Loan B" and together with the Term Loan A, the "Term Loans"). In certain circumstances, the Term Loan B could be increased by $300.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the 2011 Credit Facility accrued based on pricing rates corresponding with the senior secured leverage ratios of Six Flags Theme Park Inc. ("SFTP") as set forth in the credit agreement.
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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility will be used for general corporate purposes, including share repurchases and payment of refinancing fees.
As of June 30, 2015, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $21.6 million). As of December 31, 2014, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2015, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
The Term Loan A was fully repaid in 2012 and the Term Loan B was fully repaid on June 30, 2015. As of June 30, 2015, $700.0 million was outstanding under the Amended and Restated Term Loan B. As of December 31, 2014, $570.5 million was outstanding under the Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of June 30, 2015, the applicable interest rate on the Amended and Restated Term Loan B was 3.50%. Beginning on September 30, 2015, the Amended and Restated Term Loan B will become payable in equal quarterly installments of $1.8 million. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
Amounts outstanding under the Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, (i) a minimum interest coverage covenant and (ii) a maximum senior leverage maintenance covenant). In addition, the Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.9 million and $2.5 million as of June 30, 2015 and December 31, 2014, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of June 30, 2015 and December 31, 2014, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2015	December 31, 2014
Amended and Restated Term Loan B	$700,000	$—
Term Loan B	—	570,544
2021 Notes	800,000	800,000
HWP Refinance Loan	29,923	30,187
Net discount	(3,512)	(5,215)
Long-term debt and Short-term borrowings	1,526,411	1,395,516
Less current portion	(7,484)	(6,301)
Total long-term debt	$1,518,927	$1,389,215

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the six months ended June 30, 2015:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Amounts reclassified from accumulated other comprehensive income (loss)	—	883	470	(533)	820
Current period other comprehensive income (loss) activity	(5,021)	(1,673)	—	2,412	(4,282)
Balances at June 30, 2015	$(17,219)	$(1,516)	$(52,115)	$7,759	$(63,091)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2015 and June 30, 2014:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI		June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$442	$—	$883	$301
	Income tax benefit	(174)	—	(348)	(118)
	Net of tax	$268	$—	$535	$183

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$235	$—	$470	$—
	Income tax benefit	(93)	—	(185)	—
	Net of tax	$142	$—	$285	$—

Total reclassifications		$410	$—	$820	$183

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2015, our share of the distribution will be approximately $29.6 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2015 is $310.4 million in the case of SFOG and $378.7 million in the case of SFOT. As of June 30, 2015, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.50 units from the Georgia partnership for approximately $1.6 million in May 2015. Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2016 at both parks will be approximately $392.0 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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
We incurred $22.0 million of capital expenditures at these parks during the 2014 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2015 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2015 and December 31, 2014, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Tax and Other Contingencies
As of June 30, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid. As of December 31, 2014, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million.

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2014	$437,545
Purchase of redeemable units	(1,552)
Fresh start accounting fair market value adjustment for purchased units	(272)
Net income attributable to noncontrolling interests	19,082
Balance at June 30, 2015	$454,803
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of June 30, 2015 and December 31, 2014 was approximately $392.0 million and $393.6 million, respectively.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

8.	Business Segments
We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources are Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures) and Park Free Cash Flow (defined as Park EBITDA less park-related capital expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks.
The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$84,614	$85,312	$14,288	$24,111
Interest expense, net	18,938	17,787	37,525	35,816
Income tax expense (benefit)	26,859	38,551	(8,770)	3,940
Depreciation and amortization	25,582	26,176	52,377	53,870
Corporate expenses	9,030	9,481	23,442	20,941
Stock-based compensation	4,408	5,740	26,715	11,099
Non-operating park level expense (income), net:
Loss on disposal of assets	1,567	781	2,233	2,573
Gain on sale of investee	—	(10,031)	—	(10,031)
Loss on debt extinguishment	6,557	—	6,557	—
Other income, net	(407)	(64)	(479)	(254)
Park EBITDA	$177,148	$173,733	$153,888	$142,065
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2015 and June 30, 2014:

	Domestic	Foreign	Total
2015	(Amounts in thousands)
Long-lived assets	$2,131,692	$86,823	$2,218,515
Revenues	427,267	43,953	471,220
(Loss) income before income taxes	(365)	5,883	5,518
2014
Long-lived assets	$2,145,233	$105,930	$2,251,163
Revenues	405,637	44,632	450,269
Income before income taxes	22,758	5,293	28,051

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Service cost	$600	$400	$1,200	$800
Interest cost	2,301	2,439	4,601	4,878
Expected return on plan assets	(3,356)	(3,189)	(6,711)	(6,379)
Amortization of net actuarial loss	235	—	470	—
Total net periodic benefit	$(220)	$(350)	$(440)	$(701)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Discount rate	3.80%	4.70%	3.80%	4.70%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.50%	7.25%	7.50%
Employer Contributions
During the six months ended June 30, 2015 and June 30, 2014, we made pension contributions of $3.0 million.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 17, 2015, Holdings had repurchased 5,753,000 shares at a cumulative price of approximately $222.2 million and an average price per share of $38.62 under the November 2013 Stock Repurchase Plan, leaving approximately $277.8 million for permitted repurchases.
The timing of share repurchases is limited by the covenants in the Amended and Restated Credit Facility and the 2021 Notes. The net proceeds from the Amended and Restated Credit Facility will be used primarily for share repurchases. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

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
The results of operations for the six months ended June 30, 2015 and June 30, 2014 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 53% of total revenues during the six months ended June 30, 2015 and June 30, 2014), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks and (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first six months of 2015, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 9% increase in attendance, partially offset by a 4% decrease in total revenue per capita (representing total revenue divided by total attendance) and the negative foreign currency impact related to the weaker Mexican Peso and Canadian Dollar. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense, (ii) an increase in repair and maintenance costs, (iii) an increase in operating taxes and (iv) increased costs related to our international development contracts. These increases in cash operating costs were partially offset by reduced advertising and insurance expenses and the favorable foreign currency impact related to the weaker Mexican Peso and Canadian Dollar.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2014 Annual Report.

Results of Operations
Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table sets forth summary financial information for the three months ended June 30, 2015 and June 30, 2014:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2015	June 30, 2014
Total revenue	$386,065	$376,551	3%
Operating expenses	132,771	126,531	5%
Selling, general and administrative	55,402	60,160	(8)%
Costs of products sold	34,182	31,348	9%
Depreciation and amortization	25,582	26,176	(2)%
Loss on disposal of assets	1,567	781	101%
Gain on sale of investee	—	(10,031)	N/M
Interest expense, net	18,938	17,787	6%
Loss on extinguishment of debt	6,557	—	N/M
Other income, net	(407)	(64)	536%
Income before income taxes	111,473	123,863	(10)%
Income tax expense	26,859	38,551	(30)%
Net income	84,614	85,312	(1)%
Less: Net income attributable to noncontrolling interests	(19,082)	(19,006)	—%
Net income attributable to Six Flags Entertainment Corporation	$65,532	$66,306	(1)%

Other Data:
Attendance	8,866	8,167	9%
Total revenue per capita	$43.54	$46.10	(6)%
Revenue
Revenue for the three months ended June 30, 2015 totaled $386.1 million, an increase of $9.5 million, or 3%, compared to $376.6 million for the three months ended June 30, 2014. The increase in revenue is primarily attributable to a 9% increase in attendance, partially offset by a $2.56, or 6%, decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $41.55 during the three months ended June 30, 2015 from $43.73 during the three months ended June 30, 2014. Per capita guest spending was adversely impacted by (i) a higher mix of season pass holder and member attendance, which puts downward pressure on per capita spending, and (ii) the continued weakening of the Mexican Peso and the Canadian Dollar, which have weakened versus the U.S. dollar by approximately 18% and 13%, respectively, compared to the second quarter of 2014.
Admissions revenue per capita decreased $1.80, or 7%, during the three months ended June 30, 2015 relative to the comparable period in the prior year. The decrease in admissions revenue per capita was primarily driven by the higher mix of season pass holder and member attendance and the adverse impact of the foreign currency translation. Additionally, we saw increased attendance from guests on membership plans who have remained members following the initial twelve-month term and continue to pay their membership fees on a month-to-month basis, which put downward pressure on admissions revenue per capita compared to the three months ended June 30, 2014. Non-admissions per capita guest spending decreased $0.38, or 2%, during the three months ended June 30, 2015 relative to the comparable period in the prior year primarily as a result of the higher percentage of season pass holder and member attendance previously discussed and the adverse impact of the weakened Mexican Peso and Canadian Dollar. The decrease in non-admissions per capita guest spending was partially offset by the continued success of our All-Season Dining Pass.
Operating Expenses
Operating expenses for the three months ended June 30, 2015 increased $6.2 million, or 5%, relative to the comparable period in the prior year primarily as a result of (i) a $4.9 million increase in salaries, wages and benefits primarily related to increases in the minimum wage rates at many of our parks as well as an increase in medical insurance costs, and (ii) a $2.2 million increase in repairs and maintenance costs. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2015 decreased $4.8 million, or 8%, compared to the three months ended June 30, 2014 primarily as a result of (i) a $1.0 million decrease in salaries, wages and benefits primarily related to a $1.3 million reduction in stock-based compensation expenses, primarily related to the impact of the change in Holdings' stock price on the non-cash compensation recognized for the 2015 Performance Award, which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, (ii) a $2.6 million reduction in insurance and advertising expenses, (iii) a $1.1 million decrease in legal, audit and consulting services, and (iv) the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Cost of products sold
Cost of products sold in the three months ended June 30, 2015 increased $2.8 million, or 9%, compared to the three months ended June 30, 2014 primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the three months ended June 30, 2015 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of royalty costs and of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2015 decreased $0.6 million, or 2%, compared to the three months ended June 30, 2014. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2014, partially offset by asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended June 30, 2015 increased $0.8 million compared to the same period in the prior year primarily as a result of insurance proceeds received in the prior year that offset the disposal of assets in prior periods. Additionally, relative to the prior year, we disposed of more assets during the current period in conjunction with our ongoing capital program.
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
Interest expense, net
Interest expense, net increased $1.2 million, or 6%, for the three months ended June 30, 2015 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance outstanding during the current quarter as a result of borrowings under the Revolving Loan.
Loss on debt extinguishment
On June 30, 2015, we amended and restated the 2011 Credit Facility to, among other things, increase the amounts borrowed under the Term Loan B and the amount available under the Revolving Loan. In conjunction with amending and restating the 2011 Credit Facility, we recognized a loss on debt extinguishment of $6.6 million. See Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.
Income Tax Expense
Income tax expense was $26.9 million for the three months ended June 30, 2015 compared to $38.6 million for the three months ended June 30, 2014. The change in income tax expense is primarily the result of a current period discrete benefit resulting from a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs.

Results of Operations
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table sets forth summary financial information for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2015	June 30, 2014
Total revenue	$471,220	$450,269	5%
Operating expenses	216,133	208,159	4%
Selling, general and administrative	109,989	94,494	16%
Costs of products sold	41,367	37,591	10%
Depreciation and amortization	52,377	53,870	(3)%
Loss on disposal of assets	2,233	2,573	(13)%
Gain on sale of investee	—	(10,031)	N/M
Interest expense, net	37,525	35,816	5%
Loss on extinguishment of debt	6,557	—	N/M
Other income, net	(479)	(254)	89%
Income before income taxes	5,518	28,051	(80)%
Income tax (benefit) expense	(8,770)	3,940	(323)%
Net income	14,288	24,111	(41)%
Less: Net income attributable to noncontrolling interests	(19,082)	(19,006)	—%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(4,794)	$5,105	(194)%

Other Data:
Attendance	10,436	9,555	9%
Total revenue per capita	$45.15	$47.12	(4)%
Revenue
Revenue for the six months ended June 30, 2015 totaled $471.2 million, an increase of $21.0 million, or 5%, compared to $450.3 million for the six months ended June 30, 2014. The increase in revenue is primarily attributable to a 9% increase in attendance, partially offset by a $1.97, or 4%, decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $41.89 during the six months ended June 30, 2015 from $43.75 during the six months ended June 30, 2014. The decrease in per capita guest spending was primarily driven by the substantially higher mix of season pass holder and member attendance, which puts downward pressure on per capita spending, as well as the continued weakening of the Mexican Peso and Canadian Dollar. Relative to the first half of 2014, the Mexican Peso and Canadian Dollar have weakened versus the U.S. Dollar by approximately 16% and 13%, respectively.
Admissions revenue per capita decreased $1.41, or 6%, during the six months ended June 30, 2015 relative to the comparable period in the prior year. The decrease in admissions revenue per capita was primarily driven by the substantially higher mix of season pass holder and member attendance as well as the adverse impact of the foreign currency translation. The increase in season pass holder and member attendance mix is the result of strong incremental season pass and membership sales relative to the comparable period in the prior year. On a year to date basis, these reductions in admissions revenue per capita were partially offset by the continued growth in the number of guests on membership plans who have remained members following the initial twelve-month term and continue to pay their membership fees on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending decreased $0.45, or 2%, during the six months ended June 30, 2015 relative to the comparable period in the prior year primarily as a result of the higher percentage of season pass holder and member attendance previously discussed and to a lesser extent the adverse impact of the weakened Mexico Peso and the weakened Canadian Dollar. Additionally, non-admissions per capita guest spending decreased as a result of strong sales of our premium-priced gold season passes and memberships, which include parking.

Operating Expenses
Operating expenses for the six months ended June 30, 2015 increased $8.0 million, or 4%, relative to the comparable period in the prior year primarily as a result of (i) a $7.0 million increase in salaries, wages and benefits primarily related to increases in the minimum wage rates at many of our parks, an increase in seasonal labor resulting from the expansion of our Holiday in the Park events, which extended the 2014 operating season of multiple parks into the first week of 2015, as well as an increase in medical insurance costs, and (ii) a $3.0 million increase in repairs and maintenance costs. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2015 increased $15.5 million, or 16%, compared to the six months ended June 30, 2014 primarily as a result of (i) an $18.5 million increase in salaries, wages and benefits primarily related to a $15.6 million increase in stock-based compensation expenses resulting from the non-cash compensation costs related to the 2015 Performance Award, which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, (ii) a $1.5 million increase in property and other taxes, and (iii) an increase of $0.4 million of costs associated with our international development contracts, which began during 2014. These increases were partially offset by a $3.8 million reduction in insurance and advertising costs coupled with the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Cost of products sold
Cost of products sold in the six months ended June 30, 2015 increased $3.8 million, or 10%, compared to the six months ended June 30, 2014 primarily as a result of the increase in food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the six months ended June 30, 2015 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of royalty costs and of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the six months ended June 30, 2015 decreased $1.5 million, or 3%, compared to the six months ended June 30, 2014. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2014, partially offset by asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the six months ended June 30, 2015 decreased $0.3 million, or 13%, compared to the same period in the prior year primarily as a result of the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
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
Interest expense, net
Interest expense, net increased $1.7 million, or 5%, for the six months ended June 30, 2015 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance outstanding during the current quarter as a result of borrowings under the Revolver Loan.
Loss on debt extinguishment
On June 30, 2015, we amended and restated the 2011 Credit Facility to, among other things, increase the amounts borrowed under the Term Loan B and the amount available under the Revolving Loan. In conjunction with the amending and restating of the 2011 Credit Facility, we recognized a loss on debt extinguishment of $6.6 million. See Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.

Income Tax (Benefit) Expense
Income tax benefit was $8.8 million for the six months ended June 30, 2015 compared to income tax expense of $3.9 million for the six months ended June 30, 2014. The change in income tax expense is primarily the result of a current period discrete benefit resulting from a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs.
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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. In October 2014, Holdings' Board of Directors approved an 11% increase in the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. During the six months ended June 30, 2015 and June 30, 2014, Holdings paid $98.2 million and $89.5 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $196.0 million in total cash dividends for the 2015 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 17, 2015, Holdings had repurchased 5,753,000 shares at a cumulative price of approximately $222.2 million and an average price per share of $38.62 under the November 2013 Stock Repurchase Plan, leaving approximately $277.8 million for permitted repurchases.
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash, and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next three to four years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2014 Annual Report.
On June 30, 2015, we entered into the Amended and Restated Credit Facility, which is comprised of the $250.0 million Amended and Restated Revolving Loan and the $700.0 million Amended and Restated Term Loan B. In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility will be used for general corporate purposes, including share repurchases and payment of refinancing fees.
As of June 30, 2015, our total indebtedness, net of discount, was approximately $1,526.4 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2015 and 2016, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $70 million and $74 million during 2015 and 2016, respectively. Under the Amended and Restated Credit Facility, approximately 94% of the amount outstanding under the Amended and Restated Term Loan B is not due until 2022.
As of June 30, 2015, we had approximately $154.8 million of unrestricted cash and $228.4 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2015 calendar year.
During the six months ended June 30, 2015, net cash provided by operating activities was $144.9 million. Net cash used in investing activities during the six months ended June 30, 2015 was $70.5 million, consisting primarily of $70.2 million in capital expenditures. Net cash provided by financing activities during the six months ended June 30, 2015 was $8.3 million, primarily attributable to the net amounts received from refinancing the 2011 Credit Facility, partially offset by the payment of $98.2 million in cash dividends and the repurchase of shares of Holdings' common stock totaling $21.2 million.
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
Contractual Obligations
Since December 31, 2014, there have been no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except with respect to the Amended and Restated Credit Facility as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of June 30, 2015:

	Payment Due by Period
(Amounts in thousands)	2015	2016-2017	2018-2019	2020 and beyond	Total
Long term debt — including current portion (1)	$3,714	$43,709	$14,000	$1,468,500	$1,529,923
Interest on long-term debt (2)	34,788	137,467	131,224	120,651	424,130

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2015, there have been no material changes in our market risk exposure from that disclosed in the 2014 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2014 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2015, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2014 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended June 30, 2015.
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
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 17, 2015, Holdings had repurchased 5,753,000 shares at a cumulative price of approximately $222.2 million and an average price per share of $38.62 under the November 2013 Stock Repurchase Plan, leaving approximately $277.8 million for permitted repurchases.

The following table sets forth information regarding purchases of Holdings' common stock during the three months ended June 30, 2015 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 - April 30	35,900	$47.28	35,900	$288,900,000
Month 2	May 1 - May 31	224,449	49.07	224,449	277,887,000
Month 3	June 1 - June 30	996	47.35	996	277,840,000
		261,345	$48.81	261,345	$277,840,000

ITEM 5.	OTHER INFORMATION
The Annual Meeting of Stockholders of Holdings was held on May 6, 2015, at which our stockholders approved the Long-Term Incentive Plan as amended to increase the number of shares available for issuance under the plan by 5,000,000 shares from 28,133,332 shares to 33,133,332 shares.

The foregoing description of the Long-Term Incentive Plan as amended is qualified by reference to the Long-Term Incentive Plan, which was filed as Appendix A to the Proxy Statement of Holding filed with respect to the Annual Meeting of Stockholders.

ITEM 6.	EXHIBITS

Exhibit 10.1
$950,000,000 Amended and Restated Credit Agreement , dated as of June 30, 2015, among the Company, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass and HSBC Bank USA, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners - incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) dated June 30, 2015, filed on July 1, 2015

Exhibit 10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2015, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent - incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) dated June 30, 2015, filed on July 1, 2015

Exhibit 10.3†	Six Flags Entertainment Corporation Long-Term Incentive Plan-incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 24, 2015
Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith
†             Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 22, 2015	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	July 22, 2015	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1
$950,000,000 Amended and Restated Credit Agreement , dated as of June 30, 2015, among the Company, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass and HSBC Bank USA, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners - incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) dated June 30, 2015, filed on July 1, 2015

10.2
Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2015, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent - incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) dated June 30, 2015, filed on July 1, 2015

10.3†	Six Flags Entertainment Corporation Long-Term Incentive Plan-incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 24, 2015
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith
†             Management contract or compensatory plan