Form 10-Q
period 2015-09-30
Six Flags Entertainment Corp
filed 2015-10-20
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2015 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At October 16, 2015, Six Flags Entertainment Corporation had 91,837,217 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Annual Report").
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	September 30, 2015	December 31, 2014
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,828	$73,884
Accounts receivable, net	107,943	58,823
Inventories	26,624	21,099
Prepaid expenses and other current assets	47,710	44,705
Deferred income taxes	90,505	102,413
Total current assets	483,610	300,924
Property and equipment, net:
Property and equipment, at cost	1,855,603	1,797,617
Accumulated depreciation	(639,715)	(579,511)
Total property and equipment, net	1,215,888	1,218,106
Other assets:
Debt issuance costs	23,811	19,062
Restricted-use investment securities	2,715	2,471
Deposits and other assets	7,057	4,750
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $14,042 and $12,214 as of September 30, 2015 and December 31, 2014, respectively	357,130	359,358
Total other assets	1,020,961	1,015,889
Total assets	$2,720,459	$2,534,919

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$30,533	$19,315
Accrued compensation, payroll taxes and benefits	37,637	37,463
Accrued insurance reserves	41,689	41,276
Accrued interest payable	9,055	19,542
Other accrued liabilities	41,793	36,176
Deferred income	115,450	71,598
Current portion of long-term debt	7,492	6,301
Total current liabilities	283,649	231,671
Noncurrent liabilities:
Long-term debt	1,517,157	1,389,215
Other long-term liabilities	61,254	65,396
Deferred income taxes	242,385	187,197
Total noncurrent liabilities	1,820,796	1,641,808
Total liabilities	2,104,445	1,873,479

Redeemable noncontrolling interests	454,804	437,545

Stockholders' equity:
Common stock, $0.025 par value, 140,000,000 shares authorized; 93,148,699 and 92,937,619 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	2,329	2,323
Capital in excess of par value	1,024,823	983,317
Accumulated deficit	(798,695)	(702,116)
Accumulated other comprehensive loss, net of tax	(67,247)	(59,629)
Total stockholders' equity	161,210	223,895
Total liabilities and equity	$2,720,459	$2,534,919
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2015	September 30, 2014
Theme park admissions	$325,758	$305,820
Theme park food, merchandise and other	228,014	211,870
Sponsorship, licensing and other fees	16,450	18,717
Accommodations revenue	5,039	5,436
Total revenues	575,261	541,843
Operating expenses (excluding depreciation and amortization shown separately below)	152,728	143,881
Selling, general and administrative (including stock-based compensation of $9,803 and $78,168 in 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	61,895	126,662
Costs of products sold	43,489	39,730
Depreciation	25,693	26,467
Amortization	655	665
Loss on disposal of assets	1,991	1,608
Interest expense	19,268	18,533
Interest income	(62)	(69)
Other expense (income), net	400	(6)
Income before income taxes	269,204	184,372
Income tax expense	92,821	60,332
Net income	176,383	124,040
Less: Net income attributable to noncontrolling interests	(19,083)	(19,006)
Net income attributable to Six Flags Entertainment Corporation	$157,300	$105,034

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	93,913	94,522
Weighted-average common shares outstanding — diluted:	96,183	97,274

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$1.67	$1.11
Net income per common share outstanding — diluted:	$1.64	$1.08

Cash dividends declared per common share	$0.52	$0.47
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2015	September 30, 2014
Theme park admissions	$573,302	$545,958
Theme park food, merchandise and other	417,658	389,609
Sponsorship, licensing and other fees	41,568	42,438
Accommodations revenue	13,953	14,107
Total revenues	1,046,481	992,112
Operating expenses (excluding depreciation and amortization shown separately below)	368,861	352,040
Selling, general and administrative (including stock-based compensation of $36,518 and $89,267 in 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	171,884	221,156
Costs of products sold	84,856	77,321
Depreciation	76,755	79,007
Amortization	1,970	1,995
Loss on disposal of assets	4,224	4,181
Gain on sale of investee	—	(10,031)
Interest expense	56,949	54,626
Interest income	(218)	(346)
Loss on debt extinguishment	6,557	—
Other income, net	(79)	(260)
Income before income taxes	274,722	212,423
Income tax expense	84,051	64,272
Net income	190,671	148,151
Less: Net income attributable to noncontrolling interests	(38,165)	(38,012)
Net income attributable to Six Flags Entertainment Corporation	$152,506	$110,139

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	94,201	94,900
Weighted-average common shares outstanding — diluted:	96,616	97,885

Net income per average common share outstanding:
Net income per common share outstanding — basic:	$1.62	$1.16
Net income per common share outstanding — diluted:	$1.58	$1.13

Cash dividends declared per common share	$1.56	$1.41
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014
Net income	$176,383	$124,040
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(3,760)	(2,364)
Defined benefit retirement plan (2)	123	—
Change in cash flow hedging (3)	(519)	681
Other comprehensive loss, net of tax	(4,156)	(1,683)
Comprehensive income	172,227	122,357
Less: Comprehensive income attributable to noncontrolling interests	(19,083)	(19,006)
Comprehensive income attributable to Six Flags Entertainment Corporation	$153,144	$103,351

(1)	Foreign currency translation adjustment is presented net of tax benefit of $2.0 million and $1.2 million for the three months ended September 30, 2015 and September 30, 2014, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended September 30, 2015.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.4 million and net of tax expense of $0.4 million for the three months ended September 30, 2015 and September 30, 2014, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014
Net income	$190,671	$148,151
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(7,029)	(2,806)
Defined benefit retirement plan (2)	408	—
Change in cash flow hedging (3)	(997)	(11)
Other comprehensive loss, net of tax	(7,618)	(2,817)
Comprehensive income	183,053	145,334
Less: Comprehensive income attributable to noncontrolling interests	(38,165)	(38,012)
Comprehensive income attributable to Six Flags Entertainment Corporation	$144,888	$107,322

(1)	Foreign currency translation adjustment is presented net of tax benefit of $3.8 million and $1.5 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.3 million for the nine months ended September 30, 2015.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.7 million for the nine months ended September 30, 2015 and net of a nominal tax benefit for the nine months ended September 30, 2014.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	2,752,365	68	30,439	—	—	30,507
Stock-based compensation	—	—	89,267	—	—	89,267
Dividends declared to common stockholders	—	—	—	(133,712)	—	(133,712)
Repurchase of common stock	(3,089,434)	(77)	(22,756)	(95,759)	—	(118,592)
Employee stock purchase plan	18,983	1	628	—	—	629
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	110,139	—	110,139
Net other comprehensive loss, net of tax	—	—	—	—	(2,817)	(2,817)
Balances at September 30, 2014	94,539,261	$2,363	$940,066	$(558,152)	$(35,514)	$348,763

Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,904,006	74	24,501	—	—	24,575
Stock-based compensation	—	—	36,518	—	—	36,518
Dividends declared to common stockholders	—	—	—	(146,262)	—	(146,262)
Repurchase of common stock	(2,712,510)	(68)	(20,277)	(103,095)	—	(123,440)
Employee stock purchase plan	19,584	—	764	—	—	764
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net income attributable to Six Flags Entertainment Corporation	—	—	—	152,506	—	152,506
Net other comprehensive loss, net of tax	—	—	—	—	(7,618)	(7,618)
Balances at September 30, 2015	93,148,699	$2,329	$1,024,823	$(798,695)	$(67,247)	$161,210
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$190,671	$148,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,725	81,002
Stock-based compensation	36,518	89,267
Interest accretion on notes payable	739	913
Loss on debt extinguishment	6,557	—
Amortization of debt issuance costs	3,451	3,559
Other, including loss on disposal of assets	4,514	(6,254)
Increase in accounts receivable	(50,113)	(58,919)
Increase in inventories, prepaid expenses and other current assets	(9,452)	(18,190)
Increase in deposits and other assets	(2,311)	(953)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	63,880	45,846
Decrease in accrued interest payable	(10,487)	(10,503)
Deferred income taxes	72,717	55,336
Net cash provided by operating activities	385,409	329,255

Cash flows from investing activities:
Additions to property and equipment	(91,392)	(95,868)
Property insurance recoveries	173	448
Purchase of identifiable intangible assets	(29)	(49)
Purchase of restricted-use investments, net	(244)	(339)
Proceeds from sale of DCP	—	10,031
Proceeds from sale of assets	163	284
Net cash used in investing activities	(91,329)	(85,493)

Cash flow from financing activities:
Repayment of borrowings	(702,685)	(54,732)
Proceeds from borrowings	828,250	50,000
Payment of debt issuance costs	(11,898)	—
Payment of cash dividends	(147,862)	(135,775)
Proceeds from issuance of common stock	25,339	31,136
Stock repurchases	(123,440)	(118,592)
Purchase of redeemable noncontrolling interests	(1,552)	(19)
Distributions to noncontrolling interests	(19,082)	(19,006)
Net cash used in financing activities	(152,930)	(246,988)

Effect of exchange rate on cash	(4,206)	(1,307)

Net increase (decrease) in cash and cash equivalents	136,944	(4,533)
Cash and cash equivalents at beginning of period	73,884	169,310
Cash and cash equivalents at end of period	$210,828	$164,777

Supplemental cash flow information
Cash paid for interest	$63,246	$60,658
Cash paid for income taxes	$8,539	$12,628
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme and water parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Results of operations for the nine months ended September 30, 2015 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $99.9 million and $97.3 million as of September 30, 2015 and December 31, 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2015 and December 31, 2014, we had no accrued interest and penalties liability.
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
The computation of diluted earnings per share included the effect of 2,270,000 and 2,752,000 dilutive stock options and restricted shares and excluded the effect of 781,000 and 1,858,000 antidilutive stock options for the three months ended September 30, 2015 and September 30, 2014, respectively. The computation of diluted earnings per share included the effect of 2,415,000 and 2,985,000 dilutive stock options and restricted shares and excluded the effect of 657,000 and 1,784,000 antidilutive stock options for the nine months ended September 30, 2015 and September 30, 2014, respectively. Earnings per common share for the three and nine months ended September 30, 2015 and September 30, 2014 was calculated as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income attributable to Six Flags Entertainment Corporation	$157,300	$105,034	$152,506	$110,139

Weighted-average common shares outstanding — basic:	93,913	94,522	94,201	94,900
Effect of dilutive stock options and restricted shares	2,270	2,752	2,415	2,985
Weighted-average common shares outstanding — diluted:	96,183	97,274	96,616	97,885

Earnings per share — basic:	$1.67	$1.11	$1.62	$1.16
Earnings per share — diluted:	$1.64	$1.08	$1.58	$1.13

f.	Stock Benefit Plans
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award in February 2015. The issuance of the remaining shares available under the 2015 Performance Award is contingent upon the achievement of the Modified EBITDA performance target in 2015 or a 2015 partial achievement award, both of which remain probable. If the target is achieved in 2015, an aggregate of 1,314,000 shares plus associated dividend equivalent rights ("DERs") would be issued to certain key employees. During the nine months ended September 30, 2015, we recognized $20.3 million and $2.8 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively. In total, we have recognized $124.8 million and $17.1 million in stock-based compensation expense related to the 2015 Performance Award and related DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2014. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended September 30, 2015, the total unrecognized compensation expense related to the 2015 Performance Award and related DERs was $5.4 million and $1.4 million, respectively, that will be expensed over the remaining service period.
During the three and nine months ended September 30, 2015 and September 30, 2014, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Long-Term Incentive Plan	$9,728	$78,118	$36,329	$89,038
Employee Stock Purchase Plan	75	50	189	229
Total Stock-Based Compensation	$9,803	$78,168	$36,518	$89,267

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2015, options to purchase approximately 6,716,000 shares of common stock of Holdings and approximately 14,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 6,505,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of September 30, 2015, deferred income was primarily comprised of (i) advanced sales of season passes, all season dining passes and other admissions for the 2016 operating season, (ii) unredeemed 2015 season pass and all season dining revenue, (iii) pre-sold single-day admissions revenue for the current operating season, (iv) unredeemed portions of the membership program that will primarily be recognized in 2015 and 2016 and (v) sponsorship revenue that will primarily be recognized in 2015.
During 2014, we entered into two agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing and other services to assist in the design, development and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

h.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of September 30, 2015 and December 31, 2014, we have recorded an allowance for doubtful accounts of $9.0 million and $6.3 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred income.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning on December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted for annual periods beginning after December 15, 2016. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). The amendments in ASU 2015-15 state that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods beginning on or after December 15, 2015. As of September 30, 2015, we have $23.8 million of net deferred financing costs that would be reclassified from a long-term asset to a reduction in the carrying amount of our debt.
In July 2015, the FASB issued Accounting Standards Update No. 2015-12 (“ASU 2015-12”), Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965). The amendments in Part II: Plan Investment Disclosures of ASU 2015-12 seek to simplify and increase the effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.

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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively, consisted of the following:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,288	$1,325
Interest Rate Swap Agreements - Noncurrent	—	599	1,085	—
	$—	$599	$2,373	$1,325
As of September 30, 2015 and December 31, 2014, we held no derivatives not designated as hedging instruments.
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
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and September 30, 2014 were as follows:
Three Months Ended September 30, 2015 and September 30, 2014

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2015	2014	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$—	$—	$—
Interest Rate Swap Agreements	(1,299)	974	(441)	(148)	—	—
Total	$(1,299)	$974	$(441)	$(148)	$—	$—
Nine Months Ended September 30, 2015 and September 30, 2014

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2015	2014	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$(301)	$—	$—
Interest Rate Swap Agreements	(2,971)	(466)	(1,324)	(148)	—	—
Total	$(2,971)	$(466)	$(1,324)	$(449)	$—	$—
As of September 30, 2015, approximately $1.6 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the nine months ended September 30, 2015, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of September 30, 2015 and December 31, 2014:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	September 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,715	$2,715	$2,471	$2,471
Interest Rate Swap Agreements assets	—	—	599	599
Interest Rate Swap Agreements liabilities	(2,373)	(2,373)	(1,325)	(1,325)
Long-term debt (including current portion)	(1,524,649)	(1,527,781)	(1,395,516)	(1,396,690)
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
Credit Facility
On December 20, 2011, we entered into a $1,135.0 million credit agreement (the "2011 Credit Facility") with several lenders including Wells Fargo Bank National Association, as administrative agent, and related loan and security documentation agents. The 2011 Credit Facility was comprised of a 5-year $200.0 million revolving credit loan facility (the "Revolving Loan"), a 5-year $75.0 million Tranche A Term Loan facility ("Term Loan A") and a 7-year $860.0 million Tranche B Term Loan facility ("Term Loan B" and together with the Term Loan A, the "Term Loans"). In certain circumstances, the Term Loan B could be increased by $350.0 million. The proceeds from the $935.0 million Term Loans were used, along with $15.0 million of existing cash, to retire the $950.0 million senior term loan from the prior facility. Interest on the 2011 Credit Facility accrued based on pricing rates corresponding with the senior secured leverage ratios of Six Flags Theme Parks Inc. ("SFTP") as set forth in the credit agreement.
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes (see 2021 Notes below), (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points.
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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
As of September 30, 2015, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.1 million). As of December 31, 2014, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2015, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
The Term Loan A was fully repaid in 2012 and the Term Loan B was fully repaid on June 30, 2015. As of September 30, 2015, $698.3 million was outstanding under the Amended and Restated Term Loan B. As of December 31, 2014, $570.5 million was outstanding under the Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of September 30, 2015, the applicable interest rate on the Amended and Restated Term Loan B was 3.50%. Beginning on September 30, 2015, the Amended and Restated Term Loan B will become payable in equal quarterly installments of $1.8 million. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.7 million and $2.5 million as of September 30, 2015 and December 31, 2014, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of September 30, 2015 and December 31, 2014, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2015	December 31, 2014
Amended and Restated Term Loan B	$698,250	$—
Term Loan B	—	570,544
2021 Notes	800,000	800,000
HWP Refinance Loan	29,796	30,187
Net discount	(3,397)	(5,215)
Long-term debt and Short-term borrowings	1,524,649	1,395,516
Less current portion	(7,492)	(6,301)
Total long-term debt	$1,517,157	$1,389,215

5.	Accumulated Other Comprehensive Income (Loss)
The following table provides the changes in the composition of AOCI during the nine months ended September 30, 2015:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,324	675	(790)	1,209
Current period other comprehensive (loss) income activity	(10,808)	(2,971)	—	4,952	(8,827)
Balances at September 30, 2015	$(23,006)	$(2,373)	$(51,910)	$10,042	$(67,247)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2015 and September 30, 2014:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI		September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$441	$148	$1,324	$449
	Income tax expense	(175)	(58)	(523)	(176)
	Net of tax	$266	$90	$801	$273

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$205	$—	$675	$—
	Income tax benefit	(82)	—	(267)	—
	Net of tax	$123	$—	$408	$—

Total reclassifications		$389	$90	$1,209	$273

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $67.8 million in 2015 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2015, our share of the distribution will be approximately $29.6 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2015 is $310.4 million in the case of SFOG and $378.7 million in the case of SFOT. As of September 30, 2015, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
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
We incurred $22.0 million of capital expenditures at these parks during the 2014 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2015 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $58.4 million of cash in 2014 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2015 and December 31, 2014, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs allege that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties to the lawsuit entered into a consent decree to settle the lawsuit, and on March 26, 2015, the consent decree was approved and entered by the District Court. In connection with settlement of the lawsuit, we intend to install at Six Flags Magic Mountain an on-site infiltration basin to retain, manage and infiltrate stormwater runoff from the park in certain instances.
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
Tax and Other Contingencies
As of September 30, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid. As of December 31, 2014, we had accrued liabilities for tax and other indemnification contingencies of $0.4 million.

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2014	$437,545
Purchase of redeemable units	(1,552)
Fresh start accounting fair market value adjustment for purchased units	(272)
Net income attributable to noncontrolling interests	38,165
Distributions to noncontrolling interests	(19,082)
Balance at September 30, 2015	$454,804
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of September 30, 2015 and December 31, 2014 was approximately $392.0 million and $393.6 million, respectively.
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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$176,383	$124,040	$190,671	$148,151
Interest expense, net	19,206	18,464	56,731	54,280
Income tax expense	92,821	60,332	84,051	64,272
Depreciation and amortization	26,348	27,132	78,725	81,002
Corporate expenses	18,082	14,323	41,524	35,264
Stock-based compensation	9,803	78,168	36,518	89,267
Non-operating park level expense (income), net:
Loss on disposal of assets	1,991	1,608	4,224	4,181
Gain on sale of investee	—	—	—	(10,031)
Loss on debt extinguishment	—	—	6,557	—
Other expense (income), net	400	(6)	(79)	(260)
Park EBITDA	$345,034	$324,061	$498,922	$466,126
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the nine months ended September 30, 2015 and September 30, 2014:

	Domestic	Foreign	Total
2015	(Amounts in thousands)
Long-lived assets	$2,122,921	$80,345	$2,203,266
Revenues	961,492	84,989	1,046,481
Income before income taxes	250,524	24,198	274,722
2014
Long-lived assets	$2,128,917	$100,318	$2,229,235
Revenues	905,105	87,007	992,112
Income before income taxes	191,212	21,211	212,423

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Service cost	$400	$400	$1,600	$1,200
Interest cost	2,258	2,404	6,859	7,282
Expected return on plan assets	(3,364)	(3,186)	(10,075)	(9,565)
Amortization of net actuarial loss	205	—	675	—
Total net periodic benefit	$(501)	$(382)	$(941)	$(1,083)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Discount rate	3.80%	4.70%	3.80%	4.70%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During the nine months ended September 30, 2015 and September 30, 2014, we made pension contributions of $6.0 million and $4.5 million, respectively.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 16, 2015, Holdings had repurchased 9,369,000 shares at a cumulative price of approximately $388.6 million and an average price per share of $41.48 under the November 2013 Stock Repurchase Plan, leaving approximately $111.4 million for permitted repurchases.
The timing of share repurchases is limited by the covenants in the Amended and Restated Credit Facility and the 2021 Notes. The net proceeds from the Amended and Restated Credit Facility were used primarily for share repurchases. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

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
The results of operations for the nine months ended September 30, 2015 and September 30, 2014 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenues during the nine months ended September 30, 2015 and September 30, 2014), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2015, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 9% increase in attendance, partially offset by a 3% decrease in total revenue per capita (representing total revenue divided by total attendance), including the negative foreign currency impact related to the weaker Mexican Peso and Canadian Dollar. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense and (ii) an increase in repair and maintenance costs. These increases in cash operating costs were partially offset by a reduction in advertising costs as well as the weaker Mexican Peso and Canadian Dollar, which favorably impacts expenses.
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

Results of Operations
Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table sets forth summary financial information for the three months ended September 30, 2015 and September 30, 2014:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2015	September 30, 2014
Total revenue	$575,261	$541,843	6%
Operating expenses	152,728	143,881	6%
Selling, general and administrative	61,895	126,662	(51)%
Costs of products sold	43,489	39,730	9%
Depreciation and amortization	26,348	27,132	(3)%
Loss on disposal of assets	1,991	1,608	24%
Interest expense, net	19,206	18,464	4%
Other expense (income), net	400	(6)	N/M
Income before income taxes	269,204	184,372	46%
Income tax expense	92,821	60,332	54%
Net income	176,383	124,040	42%
Less: Net income attributable to noncontrolling interests	(19,083)	(19,006)	—%
Net income attributable to Six Flags Entertainment Corporation	$157,300	$105,034	50%

Other Data:
Attendance	12,917	11,824	9%
Total revenue per capita	$44.53	$45.83	(3)%
Revenue
Revenue for the three months ended September 30, 2015 totaled $575.3 million, an increase of $33.4 million, or 6%, compared to $541.8 million for the three months ended September 30, 2014. The increase in revenue is primarily attributable to a 9% increase in attendance, partially offset by a $1.30, or 3%, decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $42.87 during the three months ended September 30, 2015 from $43.79 during the three months ended September 30, 2014. Per capita guest spending was adversely impacted by (i) a substantially higher mix of season pass holder and member attendance, which put downward pressure on per capita spending, and (ii) the continued weakening of the Mexican Peso and the Canadian Dollar, which have weakened versus the U.S. dollar by approximately 25% and 20%, respectively, compared to the third quarter of 2014.
Admissions revenue per capita decreased $0.65, or 2%, during the three months ended September 30, 2015 relative to the comparable period in the prior year. The decrease in admissions revenue per capita was primarily driven by the substantially higher mix of season pass holder and member attendance and the adverse impact of the foreign currency translation. Additionally, attendance increased from guests on membership plans who have remained members following the initial twelve-month term and continue to pay their membership fees on a month-to-month basis, which puts downward pressure on admissions revenue per capita compared to the three months ended September 30, 2014. Non-admissions per capita guest spending decreased $0.27, or 2%, during the three months ended September 30, 2015 relative to the comparable period in the prior year primarily as a result of the higher percentage of season pass holder and member attendance previously discussed and the adverse impact of the weakened Mexican Peso and Canadian Dollar. The decrease in non-admissions per capita guest spending was partially offset by the continued success of our All-Season Dining Pass.
Operating Expenses
Operating expenses for the three months ended September 30, 2015 increased $8.8 million, or 6%, relative to the comparable period in the prior year primarily as a result of an $11.0 million increase in salaries, wages and benefits primarily related to (i) increases in the minimum wage rates at many of our parks, (ii) increased incentive based compensation, and (iii) an increase in medical insurance costs. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2015 decreased $64.8 million, or 51%, compared to the three months ended September 30, 2014 primarily as a result of a $64.6 million decrease in salaries, wages and benefits driven by a $68.4 million reduction in stock-based compensation expenses as a result of the cumulative catch-up of non-cash compensation costs related to the 2015 Performance Award recognized during the third quarter of 2014 upon the determination that achievement of the 2015 Performance Award was probable coupled with the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses. These decreases were partially offset by an increase in insurance costs in the current year period.
Cost of products sold
Cost of products sold in the three months ended September 30, 2015 increased $3.8 million, or 9%, compared to the three months ended September 30, 2014 primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the three months ended September 30, 2015 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2015 decreased $0.8 million, or 3%, compared to the three months ended September 30, 2014. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2014, partially offset by asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2015 increased $0.4 million compared to the same period in the prior year primarily as a result of the disposal of more assets during the current period in conjunction with our ongoing capital program as well as insurance proceeds received during the comparable period in the prior year that offset the loss on disposal of assets.
Interest expense, net
Interest expense, net increased $0.7 million, or 4%, for the three months ended September 30, 2015 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance outstanding during the current quarter as a result of the Amended and Restated Term Loan B.
Income Tax Expense
Income tax expense was $92.8 million for the three months ended September 30, 2015 compared to $60.3 million for the three months ended September 30, 2014. The change in income tax expense is primarily the result of the increase in income before income taxes. Additionally, our effective tax rate increased relative to the comparable period in the prior year as a result of the effect of foreign and state income tax expenses, net of the federal benefit.

Results of Operations
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table sets forth summary financial information for the nine months ended September 30, 2015 and September 30, 2014:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2015	September 30, 2014
Total revenue	$1,046,481	$992,112	5%
Operating expenses	368,861	352,040	5%
Selling, general and administrative	171,884	221,156	(22)%
Costs of products sold	84,856	77,321	10%
Depreciation and amortization	78,725	81,002	(3)%
Loss on disposal of assets	4,224	4,181	1%
Gain on sale of investee	—	(10,031)	N/M
Interest expense, net	56,731	54,280	5%
Loss on extinguishment of debt	6,557	—	N/M
Other income, net	(79)	(260)	(70)%
Income before income taxes	274,722	212,423	29%
Income tax expense	84,051	64,272	31%
Net income	190,671	148,151	29%
Less: Net income attributable to noncontrolling interests	(38,165)	(38,012)	—%
Net income attributable to Six Flags Entertainment Corporation	$152,506	$110,139	38%

Other Data:
Attendance	23,353	21,379	9%
Total revenue per capita	$44.81	$46.41	(3)%
Revenue
Revenue for the nine months ended September 30, 2015 totaled $1,046.5 million, an increase of $54.4 million, or 5%, compared to $992.1 million for the nine months ended September 30, 2014. The increase in revenue is primarily attributable to a 9% increase in attendance, partially offset by a $1.60, or 3%, decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $42.43 during the nine months ended September 30, 2015 from $43.77 during the nine months ended September 30, 2014. The decrease in per capita guest spending was primarily driven by the substantially higher mix of season pass holder and member attendance, which put downward pressure on per capita spending, as well as the continued weakening of the Mexican Peso and Canadian Dollar. Relative to the nine months ended September 30, 2014, the Mexican Peso and Canadian Dollar have weakened versus the U.S. Dollar by approximately 19% and 18%, respectively.
Admissions revenue per capita decreased $0.99, or 4%, during the nine months ended September 30, 2015 relative to the comparable period in the prior year. The decrease in admissions revenue per capita was primarily driven by the substantially higher mix of season pass holder and member attendance as well as the adverse impact of the foreign currency translation. The increase in season pass holder and member attendance mix is the result of strong incremental season pass and membership sales relative to the comparable period in the prior year. On a year to date basis, these reductions in admissions revenue per capita were partially offset by the continued growth in the number of guests on membership plans who have remained members following the initial twelve-month term and continue to pay their membership fees on a month-to-month basis, which allows us to record their revenue on the lower attendance base. Non-admissions per capita guest spending decreased $0.35, or 2%, during the nine months ended September 30, 2015 relative to the comparable period in the prior year primarily as a result of (i) the higher percentage of season pass holder and member attendance, (ii) the adverse impact of the weakened Mexico Peso and the weakened Canadian Dollar and (iii) strong sales of our premium-priced gold season passes and memberships, which include parking. These reductions in non-admissions per capita guest spending were partially offset by an increase in food and beverage sales driven by the continued success of our All-Season Dining Pass.

Operating Expenses
Operating expenses for the nine months ended September 30, 2015 increased $16.8 million, or 5%, relative to the comparable period in the prior year primarily as a result of (i) a $18.0 million increase in salaries, wages and benefits primarily related to (a) increases in the minimum wage rates at many of our parks, (b) an increase in seasonal labor resulting from the expansion of our Holiday in the Park events, which extended the 2014 operating season of multiple parks into the first week of 2015, (c) an increase in incentive based compensation, and (d) an increase in medical insurance costs, and (ii) a $3.3 million increase in repairs and maintenance costs. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2015 decreased $49.3 million, or 22%, compared to the nine months ended September 30, 2014 primarily as a result of (i) a $46.1 million decrease in salaries, wages and benefits driven by a $52.7 million reduction in stock-based compensation expenses, primarily related to the non-cash compensation recognized for the 2015 Performance Award, which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, partially offset by an increase in incentive based compensation, (ii) a $3.7 million reduction in advertising, legal and consulting costs, and (iii) the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses. These reductions were partially offset by a $1.8 million increase in property and other taxes.
Cost of products sold
Cost of products sold in the nine months ended September 30, 2015 increased $7.5 million, or 10%, compared to the nine months ended September 30, 2014 primarily as a result of the increase in food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the nine months ended September 30, 2015 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended September 30, 2015 decreased $2.3 million, or 3%, compared to the nine months ended September 30, 2014. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2014, partially offset by asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2015 was comparable to the same period in the prior year and is consistent with the ongoing execution of our capital program.
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
Interest expense, net
Interest expense, net increased $2.5 million, or 5%, for the nine months ended September 30, 2015 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance outstanding in the first nine months related to borrowings under the Revolving Loan during the first half of 2015 and the increased borrowings related to the Amended and Restated Credit Facility.
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

Income Tax Expense
Income tax expense was $84.1 million for the nine months ended September 30, 2015 compared to $64.3 million for the nine months ended September 30, 2014. The change in income tax expense is primarily the result of the increase in income before income taxes in jurisdictions with higher tax rates offset by a reduction in our effective tax rate resulting from a current period discrete benefit recognized in conjunction with a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs.
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
In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. In October 2014, Holdings' Board of Directors approved an 11% increase in the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. During the nine months ended September 30, 2015 and September 30, 2014, Holdings paid $147.9 million and $135.8 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) board authorized dividends per share, (ii) the current number of shares outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $196.0 million in total cash dividends for the 2015 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 16, 2015, Holdings had repurchased 9,369,000 shares at a cumulative price of approximately $388.6 million and an average price per share of $41.48 under the November 2013 Stock Repurchase Plan, leaving approximately $111.4 million for permitted repurchases.
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next three to four years.
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
On June 30, 2015, we entered into the Amended and Restated Credit Facility, which is comprised of the $250.0 million Amended and Restated Revolving Loan and the $700.0 million Amended and Restated Term Loan B. In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
As of September 30, 2015, our total indebtedness, net of discount, was approximately $1,524.6 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2015 and 2016, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $70 million and $74 million during 2015 and 2016, respectively. Under the Amended and Restated Credit Facility, approximately 94% of the amount outstanding under the Amended and Restated Term Loan B is not due until 2022.
As of September 30, 2015, we had approximately $210.8 million of unrestricted cash and $229.9 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2015 calendar year.
During the nine months ended September 30, 2015, net cash provided by operating activities was $385.4 million. Net cash used in investing activities during the nine months ended September 30, 2015 was $91.3 million, consisting primarily of $91.4 million in capital expenditures. Net cash used in financing activities during the nine months ended September 30, 2015 was $152.9 million, primarily attributable to the payment of $147.9 million in cash dividends and the repurchase of shares of Holdings' common stock totaling $123.4 million, partially offset by the net amounts received from refinancing the 2011 Credit Facility.
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
Contractual Obligations
Since December 31, 2014, there have been no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except with respect to the Amended and Restated Credit Facility as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of September 30, 2015:

	Payment Due by Period
(Amounts in thousands)	2015	2016-2017	2018-2019	2020 and beyond	Total
Long term debt — including current portion (1)	$1,837	$43,709	$14,000	$1,468,500	$1,528,046
Interest on long-term debt (2)	6,964	137,467	131,346	120,805	396,582

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2015, there have been no material changes in our market risk exposure from that disclosed in the 2014 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2014 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2015, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2014 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. There were no material developments concerning our legal proceedings during the quarter ended September 30, 2015.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of October 16, 2015, Holdings had repurchased 9,369,000 shares at a cumulative price of approximately $388.6 million and an average price per share of $41.48 under the November 2013 Stock Repurchase Plan, leaving approximately $111.4 million for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended September 30, 2015 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 - July 31	324,500	$46.17	324,500	$262,859,000
Month 2	August 1 - August 31	1,720,288	44.89	1,720,288	185,629,000
Month 3	September 1 - September 30	228,400	43.75	228,400	175,636,000
		2,273,188	$44.96	2,273,188	$175,636,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 20, 2015	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 20, 2015	/s/ John M. Duffey
John M. Duffey
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith