Form 10-K
period 2015-12-31
Six Flags Entertainment Corp
filed 2016-02-18
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2015 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,222.1 million based on the closing price ($44.85) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
On February 12, 2016, there were 91,578,201 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2016 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2015 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

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
Introduction
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City, Mexico and one is located in Montreal, Canada. Our U.S. theme parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2015. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 175 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the United States.
Our parks occupy approximately 4,500 acres of land, and we own approximately 800 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2015, our parks offered approximately 830 rides, including over 135 roller coasters, making us the leading provider of "thrill rides" in the industry.
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded theme parks outside of North America.
We hold exclusive long-term licenses for theme park usage of certain Warner Bros. and DC Comics characters throughout the United States (except the Las Vegas metropolitan area), Canada, Mexico and other countries. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman, The Joker and others. In addition, we have certain rights to use the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, The Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park sales.
We believe that our parks benefit from limited direct theme park competition. A limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, and long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would cost $300 million to $500 million and would take a minimum of three years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.
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

Description of Parks
The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (7) Baltimore (26)	8.3 million—50 miles 13.9 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 125 miles Busch Gardens / Williamsburg, VA / 175 miles
Six Flags Discovery Kingdom Vallejo, CA	135 acres—theme park plus marine and land animal exhibits	San Francisco / Oakland (6) Sacramento (20)	6.3 million—50 miles 11.9 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme and water park	Houston (10) San Antonio (32) Austin (39)	2.5 million—50 miles 4.6 million—100 miles	Sea World of Texas / San Antonio, TX / 15 miles Schlitterbahn / New Braunfels, TX / 33 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and water park and approximately 456 acres of potentially developable land	New York City (1) Philadelphia (4)	13.8 million—50 miles 29.4 million—100 miles	Hershey Park / Hershey, PA / 150 miles Dorney Park / Allentown, PA / 75 miles Morey's Piers Wildwood / Wildwood, NJ / 97 miles Coney Island / Brooklyn, NY / 77 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (35)	8.8 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several water parks / Wisconsin Dells Area / 170 miles
Six Flags St. Louis Eureka, MO	323 acres—combination theme and water park and approximately 40 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.4 million—50 miles 18.7 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm /
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Soak City USA /
Buena Park, CA / 50 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.0 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 14 miles La Feria / Mexico City, Mexico / 11 miles
Six Flags New England Agawam, MA	262 acres—combination theme and water park	Boston (8) Hartford / New Haven (30) Providence (52) Springfield (116)	3.4 million—50 miles 16.5 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme and water park on 283 acres and water park on 69 acres	Atlanta (9)	5.7 million—50 miles 8.8 million—100 miles
Georgia Aquarium /
Atlanta, GA / 20 miles

Carowinds /
Charlotte, NC / 250 miles

Alabama Splash Adventures /
Birmingham, AL / 160 miles

Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles

Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	6.9 million—50 miles 8.1 million—100 miles
Sea World of Texas /
San Antonio, TX / 285 miles

NRH2O Waterpark /
North Richland Hills, TX / 13 miles

The Great Wolf Lodge /
Grapevine, TX / 17 miles

Hawaiian Falls Waterparks /
Multiple Locations / 15 - 35 miles

La Ronde Montreal, Canada	146 acres—theme park	N/A	4.4 million—50 miles 6.1 million—100 miles	Quebec City Waterpark / Quebec City, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario / 370 miles
The Great Escape and Splashwater Kingdom / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (59)	1.1 million—50 miles 3.1 million—100 miles	Darien Lake / Darien Center, NY / 311 miles
________________________________________

*	Based on a September 26, 2015 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In 1998, we acquired the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC"). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2015, our share of the distribution will be approximately $29.8 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2015, is $343.0 million in the case of SFOG and $392.5 million in the case of SFOT. As of December 31, 2015, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.0% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $420.9 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.50 units from the Georgia partnership for approximately $1.6 million in May 2015. With respect to the 2015 "put" obligations, no borrowing occurred. The $350 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility (as defined in "Management's Discussion and Analysis - Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report) is available for borrowing for future "put" obligations if necessary.
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
We incurred $14.8 million of capital expenditures at these parks during the 2015 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2016 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. As of December 31, 2015 and 2014, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

Marketing and Promotion
We attract visitors through multi-media marketing and promotional programs for each of our parks. The programs are designed to attract guests and enhance the Six Flags brand name, and are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing and Sales, with the assistance of our senior management and advertising and promotion agencies.
We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.
Group sales represented approximately 19%, 22%, and 23% of the aggregate attendance during the 2015, 2014 and 2013 seasons, respectively, at our parks. Each park has a group sales manager and a sales staff dedicated to selling multiple group sales and pre-sold ticket programs through a variety of methods, including online promotions, direct mail, telemarketing and personal sales calls.
During 2013 we launched a monthly membership program. Season pass and membership sales establish an attendance base in advance of the season, thus reducing exposure to inclement weather. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2015, 2014 and 2013 seasons, season pass and membership attendance constituted approximately 56%, 50% and 48%, respectively, of the total attendance at our parks.
At times, we offer discounts on season passes, multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations.
We also implement promotional programs as a means of targeting specific market segments and geographic locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, direct mail, telemarketing, direct-response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket.
Licenses
We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the United States (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to annual license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.
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
During 2015, we (i) added a world-record-breaking hybrid roller coaster at Six Flags Magic Mountain (Valencia, CA), a state-of-the-art hybrid roller coaster at Six Flags New England (Agawam, MA), and a 4D free fly coaster at Six Flags Fiesta Texas (San Antonio, TX); (ii) introduced all-new 3D interactive dark ride attractions at Six Flags Over Texas (Arlington, TX) and Six Flags St. Louis (Eureka, MO); (iii) debuted a looping coaster, expanded Fright Fest® with a new haunted house attraction and debuted Holiday in the Park® at Six Flags Great Adventure (Jackson, NJ); (iv) added a seven-story looping coaster and a classic spin ride at Six Flags Over Georgia (Austell, GA) and a water slide featuring a 90-degree drop, with riders plunging through a trap door and traveling down at speeds of more than 40 miles per hour at Six Flags White Water Atlanta (Marietta, GA); (v) upgraded the signature areas of Six Flags Great America (Gurnee, IL), Carousel Plaza and Hometown Square, and re-introduced children’s rides for families to share with the next generation of thrill-seekers; (vi) introduced a newly renovated family attraction and other updates to Splashwater Kingdom at The Great Escape (Queensbury, NY); (vii) added a looping coaster with a unique ride experience at Six Flags Discovery Kingdom (Vallejo, CA) and Six Flags America (outside Washington, D.C.); (viii) added a 242 foot tall swing ride at Six Flags Mexico (Mexico City, Mexico) and a year-round haunted attraction at La Ronde (Montreal, Canada); and (ix) introduced its first outdoor grill and new, luxury cabanas at Six Flags Hurricane Harbor (Jackson, NJ).
Planned initiatives for 2016 include (i) adding The Joker, a new hybrid roller coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ii) introducing 3D interactive dark ride attractions at Six Flags Great America (Gurnee, IL) and Six Flags Mexico (Mexico City, Mexico); (iii) adding The Joker, a 4D free fly coaster at Six Flags Great Adventure (Jackson, NJ); (iv) reintroducing The New Revolution, a new look at the world's first 360 degree coaster during its 40th Anniversary at Six Flags Magic Mountain (Valencia, CA) and Superman the Ride at Six Flags New England (Agawam, MA); (v) debuting looping coasters at Six Flags Fiesta Texas (San Antonio, TX), Six Flags St. Louis (Eureka, MO), Six Flags New England (Agawam, MA) and The Great Escape (Queensbury, NY); (vi) adding new themed kids area at Six Flags Over Georgia (Austell, GA); (vii) adding three new thrilling rides to the Gotham City area at Six Flags Over Texas (Arlington, TX); (viii) adding an interactive water play structure at Six Flags America (outside Washington, D.C.); (ix) adding two new thrilling rides and running Vampire backwards at La Ronde (Montreal, Canada); (x) debuting Holiday in the Park® at Six Flags America (outside Washington, D.C.) and Six Flags St. Louis (Eureka, MO); and (xi) adding a variety of rides, shows and attractions at several of our water parks.
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
Also during 2016, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings and maintaining our focus on containing our operating expenses; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including our all season dining pass program, which enables season pass holders and members to eat lunch and dinner any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.

In addition, the acceptance of our public bid to open and operate a 67-acre water park in Oaxtepec, Mexico in early 2017 will require a multi-million dollar investment in the property, which will be incremental to our planned capital spend of 9% of revenue. The major expansion of the property will include the addition of new water slides, rides and attractions along with several new culinary and retail locations.
International Licensing
We have signed agreements to assist third parties in the planning, design, development, operation and management of Six Flags-branded theme parks outside of North America. As compensation for our design and management services, the exclusivity rights granted, and the rights to use our brand, we will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public. The agreements do not require us to make any capital investments in the parks.
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
In addition to our maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports, as well as written suggestions on various aspects of park operations. In certain states, state inspectors also conduct annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at our water parks to train life guards and audit safety procedures.
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
The majority of our current insurance policies expire on December 31, 2016. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition
Our parks compete directly with other theme parks, water and amusement parks and indirectly with all other types of recreational facilities and forms of entertainment within their market areas, including movies, sporting events, home entertainment options, restaurants and vacation travel. Accordingly, our business is and will continue to be subject to factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors." Within each park's regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in a particular park, the atmosphere and cleanliness of a park and the quality of its food and entertainment.
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
Employees
As of December 31, 2015, we employed approximately 1,900 full-time employees, and over the course of the 2015 operating season we employed approximately 42,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 19% of our full-time and approximately 11% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2016 (Six Flags Over Georgia), December 2017 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), January 2018 (Six Flags Over Texas and the other union at Six Flags Great Adventure), and January 2020 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2015 (currently under negotiation) through December 2020 and the labor agreement for Six Flags Discovery Kingdom was terminated effective January 1, 2016 following an NLRB supervised election in which employees voted to cease their relationship with the union. We consider our employee relations to be good.
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

Name	Age	Title
James Reid-Anderson*	56	Chairman, President and Chief Executive Officer
John M. Duffey*	55	Chief Financial Officer
Lance C. Balk*	58	General Counsel
Walter S. Hawrylak*	68	Senior Vice President, Administration
Michael S. Israel	49	Senior Vice President and Chief Information Officer
Tom Iven	57	Senior Vice President, U.S. Park Operations
Nancy A. Krejsa	57	Senior Vice President, Investor Relations and Corporate Communications
David McKillips	44	Senior Vice President, In-Park Services
John Odum	58	Senior Vice President, International Park Operations
Brett Petit*	52	Senior Vice President, Marketing and Sales
Leonard A. Russ*	42	Vice President and Chief Accounting Officer
________________________________________

*	Executive Officers
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
John M. Duffey was named Chief Financial Officer of Six Flags in September 2010 and is responsible for the finance and information technology functions in the company. Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010, and was responsible for leading the integration of Siemens Medical Solutions Diagnostics and Dade Behring. Prior to Dade Behring's acquisition by Siemens AG, from 2001 to November 2007, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring, where he negotiated and led the company through a debt restructuring and entry into the public equity market. Prior to joining Dade Behring, Mr. Duffey was with Price Waterhouse in the Chicago and Detroit practice offices as well as the Washington D.C. National Office. Mr. Duffey holds a B.A. degree in Accounting from Michigan State University.
Lance C. Balk was named General Counsel of Six Flags in September 2010. Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics from November 2007 to January 2010. Prior to Dade Behring's acquisition by Siemens AG, he served in the same capacity at Dade Behring from May 2006 to November 2007. In these roles Mr. Balk was responsible for global legal matters. Before joining Dade Behring, Mr. Balk was a partner at the law firm Kirkland & Ellis LLP, where he co-founded the firm's New York corporate and securities practices. Mr. Balk holds a J.D. and an M.B.A. from the University of Chicago, and a B.A. degree in Philosophy from Northwestern University.
Walter S. Hawrylak was named Senior Vice President, Administration of Six Flags in June 2002 and is responsible for Human Resources, Benefits, Training, Risk Management, Safety and Insurance. He joined Six Flags in 1999 bringing a rich background in the theme park industry. He previously worked for SeaWorld, Universal Studios and Wet 'n Wild where he held a variety of positions ranging from Director of Finance to General Manager to CFO. Mr. Hawrylak holds a B.A. degree in Accounting from Ohio Northern University. Mr. Hawrylak is a CPA and started his career in public accounting.
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
Nancy A. Krejsa was named Senior Vice President, Investor Relations and Corporate Communications at Six Flags in October 2010 and is responsible for investor relations, corporate communications and public relations. Ms. Krejsa previously served as Senior Vice President, Strategy and Communications for Siemens Healthcare Diagnostics from November 2007 to September 2010. Prior to Siemens' acquisition of Dade Behring, Ms. Krejsa was responsible for Corporate Communications and Investor Relations for Dade Behring. Ms. Krejsa joined Dade Behring in 1994 and held a number of Financial and Operational roles at Dade Behring, including Assistant Controller, Treasurer and Vice President of U.S. Operations. Prior to joining Dade Behring, Ms. Krejsa held a number of financial management positions at American Hospital Supply and Baxter International, including Vice President, Controller of the $5 billion Hospital Supply Distribution business. Ms. Krejsa holds a B.S. degree in Finance from Indiana University and an M.B.A. degree in Accounting from DePaul University.
David McKillips was named Senior Vice President, In-Park Services of Six Flags in January 2016 and is responsible for culinary, retail, games, rentals, parking and other services offered throughout the Company's parks. From September 2010 to January 2016, Mr. McKillips served as Senior Vice President, Corporate Alliances of Six Flags and was responsible for managing corporate sponsorships, media networks and licensed promotions. Mr. McKillips has 20 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President of Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world's most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at SeaWorld in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a B.A. degree in Speech Communication from the University of Georgia.
John Odum was named Senior Vice President, International Park Operations of Six Flags in April 2014 and is responsible for the development and management of all parks outside of the United States. Additionally, he oversees the corporate design, engineering, maintenance, operations, aquatics, and entertainment functions for all parks. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of entertainment, rides, park services, security, admissions, food service, merchandise, games and attractions and finance. Additionally, Mr. Odum has served as the Park President at Six Flags St. Louis, Six Flags Fiesta Texas and Six Flags Over Georgia. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for maintenance, engineering and capital spending administration. From 2010 to April 2014, Mr. Odum was Senior Vice President, Park Operations and was responsible for the management of the Company's parks in the Eastern region as well as the oversight of operations, entertainment and design for all Six Flags parks. Mr. Odum holds a B.S. degree in Business Management from Presbyterian College.
Brett Petit was named Senior Vice President, Marketing and Sales of Six Flags in April 2010 and is responsible for all aspects of the Company's marketing strategy, advertising, promotions, group sales, and online marketing. In January 2016, he also became responsible for corporate sponsorships, media networks and licensed promotions. Over the course of his 33 years of experience in the theme and water park industry, Mr. Petit has managed marketing strategy for more than 65 different theme parks, water parks and family entertainment centers across the country. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. degree in Marketing from University of South Florida.
Leonard A. Russ was named Vice President and Chief Accounting Officer of Six Flags in October 2010 and is responsible for overseeing the Company's accounting function and the finance functions of the Western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within the Company before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to

Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a Bachelors of Business Administration degree in Accounting from the University of Texas at Arlington.
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
Our website, www.sixflags.com/investors, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

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
Our future success will depend on our ability to grow our business, including through capital investments to improve existing parks, rides, attractions and shows, as well as in-park services and product offerings. Our business strategy for growth may also include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as joint ventures and partnerships that allow us to profitably expand our business and leverage our brand. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. The success of any acquisitions also depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.
We may not obtain the desired improvements in operational and financial performance established in our aspirational goals, including those related to Project 600.
From time to time we establish aspirational goals for our operational and financial performance, including the "Project 600" goal established in mid-2014 to achieve Modified EBITDA of $600 million by 2017. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals at all or in the timeframe in which we seek to achieve them.
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
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage will increase our salary, wage and benefit expenses in 2016 and future years and further legislative changes could continue to increase these expenses in the future.
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
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies expire on December 31, 2016, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
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
As of December 31, 2015, approximately 19% of our full-time and approximately 11% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, Six Flags Discovery Kingdom (terminated effective January 2016) and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.

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
We may not be able to realize the benefits of our international licensing agreements.
Various external factors, including difficult economic conditions throughout the world and changes in exchange rates for foreign currencies, could negatively affect the progress of our initiatives to develop Six Flags-branded theme parks outside of North America. These initiatives could be delayed and the ultimate success of such parks may be uncertain. Some factors that will be important to the success of these initiatives are different than those affecting our existing parks. Tastes naturally vary by region, and consumers in new international markets into which we expand our brand may not embrace the parks’ offerings to the same extent as consumers in our existing markets. International transactions are also subject to additional risks, including the performance of our partners, the impact of economic fluctuations in economies outside of the United States, difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences, changes or uncertainties in economic, legal, regulatory, social and political conditions, the enforceability of intellectual property and contract rights, foreign currency exchange rate fluctuations and potentially adverse tax consequences of overseas operations. If we do not realize the benefits of such transactions, it could have an adverse effect on our financial condition.
Risks Related to Our Indebtedness and Common Stock
A portion of our cash flow is required to be used to fund our substantial monetary obligations.
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $68.3 million in 2016 (based on our ownership of units as of December 31, 2015, our share of the distribution will be approximately $29.8 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $420.9 million as of December 31, 2015. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the Amended and Restated Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2015, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital in prior years and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the Amended and Restated Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2016 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $114.2 million on capital expenditures, net of property insurance recoveries, for all of our continuing operations in the 2015 calendar year. Our business plan includes targeted annual capital spending of approximately 9% of revenues. In addition, the acceptance of our public bid to open and operate a 67-acre water park in Oaxtepec, Mexico in early 2017 will require an approximate $15 million to $18 million investment in the property, which will be incremental to our planned capital spend of 9% of revenue in 2016 and 2017. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
Our indebtedness under the Amended and Restated Credit Facility and our other obligations could have important negative consequences to us and investors in our securities. These include the following, which could materially adversely affect our business, financial condition or results of operations:

•
We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the instruments governing our outstanding debt, which may cause a cross-default or cross-acceleration on other debt we may have incurred.

•	We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes.

•	We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the Amended and Restated Credit Facility is insufficient.

•
We will have to use a significant part of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

•	Adverse economic or industry conditions may have more of a negative impact on us.
We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flows are highly dependent on revenues, which are largely driven by attendance levels, in-park sales, accommodations and sponsorship and licensing activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.
The instruments governing our indebtedness include financial and other covenants that will impose restrictions on our financial and business operations.
The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Amended and Restated Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Amended and Restated Credit Facility or the indenture governing Holdings' $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.
Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the Amended and Restated Credit Facility. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.
The Amended and Restated Credit Facility and the indenture governing the 2021 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Amended and Restated Credit Facility could declare outstanding borrowings under the Amended and Restated Credit Facility immediately due and payable and the holders of the 2021 Notes could elect to declare the 2021 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance that we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Amended and Restated Credit Facility could also result in an event of default under other indebtedness.
We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our indebtedness, including the Amended and Restated Credit Facility and the 2021 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, including the 2021 Notes, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, including the 2021 Notes, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.
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
Credit rating agencies continually review their ratings for the companies they follow including our company. Upon our emergence from bankruptcy, the rating agencies evaluated our new credit facilities. Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In connection with the issuance of the 2021 Notes in December 2012, Moody's assigned a B3 rating to the 2021 Notes, upgraded our credit facility rating to Ba2, and affirmed our B1 corporate family rating. Standard & Poor's assigned a BB- rating to the 2021 Notes and affirmed our BB corporate credit rating. In May 2013, Moody's affirmed the B3 rating on the 2021 Notes, the Ba2 rating on the credit facility and our B1 corporate family rating. In November 2014, Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes. In June 2015, Moody's affirmed the B3 rating on the 2021 Notes, the Ba2 rating on the credit facility and our B1 corporate family rating and Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance that our ratings will not experience a negative change in the future. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the Amended and Restated Credit Facility and the 2021 Notes, and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $99.8 million of cash and cash equivalents on a consolidated basis at December 31, 2015, of which $16.0 million was held at Holdings.
Provisions in Holdings' corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders or could have a materially negative impact on our business.
Certain provisions in Holdings' Restated Certificate of Incorporation, the Amended and Restated Credit Facility and the indenture governing the 2021 Notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.
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
The Amended and Restated Credit Facility contains provisions pursuant to which it is an event of default if any "person" becomes the beneficial owner of more than 35% of the common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of the common stock, we may not be able to repay such indebtedness.
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
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2015. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)

•	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(1)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(2)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(2)

•	Six Flags St. Louis, Eureka, Missouri—323 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(3)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest)(4)

•	The Great Escape, Queensbury, New York—345 acres (owned)
________________________________________

(1)	The permit agreement is with the Federal District of Mexico City. An agreement in principle has been reached to extend the term of the permit agreement to March 17, 2024.

(2)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(3)	Owned by the Georgia partnership.

(4)	The site is leased from the City of Montreal. The lease expires in 2065.
In addition to the foregoing, we also lease office space and a limited number of rides and attractions at our parks. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Amended and Restated Credit Facility agreement, a mortgage on substantially all of our owned United States properties.

ITEM 3.	LEGAL PROCEEDINGS
The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business, including the proceedings discussed below.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
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
The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2015 and 2014:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2016
First Quarter (through February 12, 2016)	$54.95	$45.24	$0.58
2015
Fourth Quarter	$55.35	$45.46	$0.58
Third Quarter	$48.68	$41.60	$0.52
Second Quarter	$51.09	$44.34	$0.52
First Quarter	$49.00	$42.23	$0.52
2014
Fourth Quarter	$43.60	$31.77	$0.52
Third Quarter	$42.85	$33.76	$0.47
Second Quarter	$43.19	$38.02	$0.47
First Quarter	$42.94	$33.96	$0.47
Holders of Record
As of February 12, 2016, there were approximately 61 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Increase in Quarterly Dividends
In November 2015, Holdings' Board of Directors increased the quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the Amended and Restated Credit Facility and the indenture governing the 2021 Notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis — Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
Issuer Purchases of Equity Securities
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2015,

Holdings had repurchased an aggregate of 10,475,000 shares at a cumulative price of approximately $446.0 million and an average price per share of $42.58, leaving approximately $54.0 million for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock under the November 2013 Stock Repurchase Plan during the three months ended December 31, 2015:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	October 1 - October 31	2,066,300	$49.25	2,066,300	$73,881,000
Month 2	November 1 - November 30	275,700	$51.51	275,700	$59,681,000
Month 3	December 1 - December 31	107,293	$53.30	107,293	$53,962,000
		2,449,293	$49.68	2,449,293	$53,962,000

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
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index

$600
$500
$400
$300
$200
$100
$0
12/10
12/11
12/12
12/13
12/14
12/15
Six Flags Entertainment Corporation
S&P 500
S&P Midcap 400
S&P Movies & Entertainment

________________________________________

*	$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Six Flags Entertainment Corporation	$100.00	$152.41	$238.42	$301.93	$371.67	$495.05
S&P 500	$100.00	$102.11	$118.45	$156.82	$178.29	$180.75
S&P Midcap 400	$100.00	$98.27	$115.85	$154.64	$169.75	$166.05
S&P Movies & Entertainment	$100.00	$111.34	$149.91	$233.21	$274.76	$249.37

ITEM 6.	SELECTED FINANCIAL DATA
The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013	2012	2011
Statement of Operations Data:
Theme park admissions	$687,819	$641,535	$602,204	$576,708	$541,744
Theme park food, merchandise and other	500,190	460,131	448,547	437,382	413,844
Sponsorship, licensing and other fees	59,133	57,250	42,179	39,977	42,380
Accommodations revenue	16,796	16,877	17,000	16,265	15,206
Total revenue	1,263,938	1,175,793	1,109,930	1,070,332	1,013,174
Operating expenses (excluding depreciation and amortization shown separately below)	465,219	437,431	417,482	411,679	397,874
Selling, general and administrative (excluding depreciation and amortization shown separately below)	234,810	310,955	189,218	225,875	215,059
Costs of products sold	100,709	90,515	86,663	80,169	77,286
Depreciation and amortization	107,411	108,107	128,075	148,045	168,999
Loss on disposal of assets	9,882	5,860	8,579	8,105	7,615
Gain on sale of investee	—	(10,031)	—	(67,319)	—
Interest expense, net	75,903	72,589	74,145	46,624	65,217
Equity in loss of investee	—	—	—	2,222	3,111
Loss on debt extinguishment, net	6,557	—	789	587	46,520
Other expense, net (1)	223	356	1,054	2,733	27,614
Income from continuing operations before income taxes and discontinued operations	263,224	160,011	203,925	211,612	3,879
Income tax expense (benefit)	70,369	46,522	47,601	(184,154)	(8,065)
Income from continuing operations before discontinued operations	192,855	113,489	156,324	395,766	11,944
Income from discontinued operations	—	545	549	7,273	1,201
Net income	192,855	114,034	156,873	403,039	13,145
Net income attributable to noncontrolling interests	(38,165)	(38,012)	(38,321)	(37,104)	(35,805)
Net income (loss) attributable to Six Flags Entertainment Corporation	$154,690	$76,022	$118,552	$365,935	$(22,660)

Amounts attributable to Six Flags Entertainment Corporation common stockholders:
Income (loss) from continuing operations	$154,690	$75,477	$118,003	$358,662	$(23,861)
Income from discontinued operations	—	545	549	7,273	1,201
Net income (loss)	$154,690	$76,022	$118,552	$365,935	$(22,660)

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding—basic:	93,580	94,477	96,940	107,684	110,150
Weighted-average common shares outstanding—diluted:	97,981	98,139	100,371	110,936	110,150

Net income (loss) per average common share outstanding—basic (2):
Income (loss) from continuing operations	$1.65	$0.79	$1.21	$3.33	$(0.22)
Income from discontinued operations	—	0.01	0.01	0.07	0.01
Net income (loss)	$1.65	$0.80	$1.22	$3.40	$(0.21)

Net income (loss) per average common share outstanding—diluted (2):
Income (loss) from continuing operations	$1.58	$0.76	$1.17	$3.23	$(0.22)
Income from discontinued operations	—	0.01	0.01	0.07	0.01
Net income (loss)	$1.58	$0.77	$1.18	$3.30	$(0.21)

Cash dividends declared per common share (2)	$2.14	$1.93	$1.82	$1.35	$0.09

	December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents (3)	$99,760	$73,884	$169,310	$629,208	$231,427
Total assets (4)	2,428,440	2,416,896	2,517,429	2,991,523	2,642,486
Total long-term debt (excluding current maturities) (4)	1,498,022	1,373,605	1,375,710	1,379,071	916,248
Total debt (4)	1,505,528	1,379,906	1,381,979	1,385,311	951,544
Redeemable noncontrolling interests	435,721	437,545	437,569	437,941	440,427
Stockholders' equity	24,216	223,895	373,337	884,732	763,478
Noncontrolling interests	—	—	—	3,934	3,670

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Other Data:
Net cash provided by operating activities	$473,761	$392,323	$368,682	$371,632	$274,937
Stock repurchases	(245,114)	(195,353)	(523,589)	(231,984)	(59,998)
Payment of cash dividends	(200,957)	(184,300)	(176,171)	(148,286)	(9,791)
________________________________________

(1)
Includes a nominal recovery of costs related to reorganization items for the year ended December 31, 2013 and $2.2 million and $2.5 million of costs and expenses directly related to the reorganization, including fees associated with advisors to the Debtors, certain creditors and the creditors' committee, for the years ended December 31, 2012 and 2011, respectively.

(2)
Share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock splits in June 2011 and June 2013, as described in Note 12 to the consolidated financial statements included elsewhere in this Annual Report.

(3)	Excludes restricted cash.

(4)
Reflects the impact of the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. See Note 2 to the consolidated statements included elsewhere in this Annual Report.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2015, 2014 and 2013 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2015 and our outstanding debt and commitments existing as of December 31, 2015.

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
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 54%, 55% and 54% of total revenues during the years ended December 31, 2015, 2014 and 2013, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2015, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by an 11% increase in attendance, partially offset by a 3% decrease in total guest spending per capita, which excludes sponsorship, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, as well as revenue earned under international development contracts which began during 2014. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense, primarily driven by minimum wage increases at certain of our parks, the introduction of Holiday in the Park® at two parks in 2014, which extended operations into the first week of 2015, and at one additional park in 2015, along with increased incentive based compensation, (ii) increased maintenance costs, (iii) costs associated with the international park development agreements which began during 2014, and (iv) increased credit card fees related to our increased revenues. These increases in cash operating costs were partially offset by (i) the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses, and (ii) reduced insurance and legal expenses.
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
Property and Equipment
Property and equipment additions are recorded at cost and the carrying value is depreciated using the straight-line method over the estimated useful lives of the assets. Changes in circumstances such as technological advances, changes to our business model or changes in our capital strategy could result in the actual useful lives differing from our estimates. If we determine that the useful life of property and equipment should be shortened, we depreciate the remaining net book value in excess of the salvage value over the revised remaining useful life, thereby increasing depreciation expense evenly through the remaining expected life.
Valuation of Long-Lived Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that an asset may be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity). Accordingly, no impairment has been required.
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
Significant management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $88.4 million and $97.3 million as of December 31, 2015 and 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other carryforwards, before they expire. As of December 31, 2015 and 2014, the valuation allowance is primarily related to certain net operating loss carryforwards for states in which we no longer have operations and will not generate any future taxable income. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to increase or decrease our valuation allowance, which could materially impact our consolidated financial position and results of operations.
Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions could correspondingly decrease as cash flows that previously would have been utilized for capital expenditures could be utilized to lower our outstanding debt balances. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. See Note 2 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report for further discussion. Due to an increase in our profitability, we are able to project future taxable income and further assess our valuation allowance.
Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial-twelve month term, we recognize revenue monthly as payments are received. As of December 31, 2015, deferred income was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2016 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2016, (iii) sponsorship revenue that will be recognized in 2016 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single-day admissions revenue for the 2015 operating season that was redeemed during the completion of the 2015 operating season, which ended the first week of 2016.
We have signed agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
Recent Events
On February 3, 2016, we announced that our public bid to open and operate a water park in Oaxtepec, Mexico had been accepted by the Mexican Social Security Institute (the IMSS) with plans to open to the public in early 2017 following a major expansion. The 67-acre park is located in the State of Morelos and has been closed to the public for several years. We are planning an approximate $15 million to $18 million investment in the property, which will be incremental to our planned capital spend of 9% of revenue.
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
One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. Holdings' Board of Directors has since increased the quarterly cash dividend multiple times and on November 3, 2015, we announced that Holdings' Board of Directors had approved another increase in our ongoing quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock.
Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except per capita data)	2015	2014	2013	2015 vs 2014	2014 vs 2013
Total revenue	$1,263,938	$1,175,793	$1,109,930	7%	6%
Operating expenses	465,219	437,431	417,482	6%	5%
Selling, general and administrative	234,810	310,955	189,218	(24)%	64%
Cost of products sold	100,709	90,515	86,663	11%	4%
Depreciation and amortization	107,411	108,107	128,075	(1)%	(16)%
Loss on disposal of assets	9,882	5,860	8,579	69%	(32)%
Gain on sale of investee	—	(10,031)	—	N/M	N/M
Interest expense, net	75,903	72,589	74,145	5%	(2)%
Loss on debt extinguishment	6,557	—	789	N/M	N/M
Other expense, net	223	356	1,054	(37)%	(66)%
Income from continuing operations before income taxes	263,224	160,011	203,925	65%	(22)%
Income tax expense	70,369	46,522	47,601	51%	(2)%
Income from continuing operations	192,855	113,489	156,324	70%	(27)%
Income from discontinued operations	—	545	549	N/M	(1)%
Net income	192,855	114,034	156,873	69%	(27)%
Less: Net income attributable to noncontrolling interests	(38,165)	(38,012)	(38,321)	—%	(1)%
Net income attributable to Six Flags Entertainment Corporation	$154,690	$76,022	$118,552	103%	(36)%

Other Data:
Attendance	28,557	25,638	26,149	11%	(2)%
Total revenue per capita	$44.26	$45.86	$42.45	(3)%	8%
Year Ended December 31, 2015 vs. Year Ended December 31, 2014

Revenue
Revenue for the year ended December 31, 2015 totaled $1,263.9 million, a 7% increase compared to $1,175.8 million for the year ended December 31, 2014. The increase in revenue was primarily attributable to an 11% increase in attendance, partially offset by a $1.60, or 3% decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees decreased $1.37, or 3%, to $41.60 during the year ended December 31, 2015 from $42.97 during the year ended December 31, 2014. Per capita guest spending was adversely impacted by (i) the continued weakening of the Mexican Peso and the Canadian Dollar, which have weakened versus the U.S. dollar by approximately 20% and 18%, respectively, compared to 2014, and (ii) a substantially higher mix of season pass holder and member attendance, which lowers per capita guest spending but increases overall guest spending. These adverse impacts were partially offset by modest price increases on most ticket channels and certain non-admission areas.

Admissions revenue per capita decreased $0.94, or 4%, during the year ended December 31, 2015 relative to the year ended December 31, 2014. The decrease in admissions revenue per capita was primarily driven by the negative impact of the weakened Mexican Peso and Canadian Dollar and the substantially higher mix of season pass holder and member attendance. These negative impacts were partially offset by modest price increases on most ticket channels. Non-admissions per capita guest spending decreased $0.43, or 2%, during the year ended December 31, 2015 relative to the year ended December 31, 2014, primarily as a result of the adverse impact of the weakened Mexican Peso and Canadian Dollar and the previously discussed higher percentage of season pass holder and member attendance. This decrease was partially offset by the continued success of our All-Season Dining Pass.
Operating expenses
Operating expenses for the year ended December 31, 2015 increased $27.8 million, or 6%, relative to the year ended December 31, 2014 primarily as a result of (i) a $24.7 million increase in salaries, wages and benefits primarily related to increases in the minimum wage rates at many of our parks, an increase in seasonal labor resulting from the expansion of our Holiday in the Park events which extended the 2014 operating season of our park in Atlanta, GA into the first week of 2015 and extended the operating season of our park in Jackson, NJ during the fourth quarter of 2015, an increase in incentive based compensation, and an increase in medical insurance costs, (ii) a $4.6 million increase in repairs and maintenance costs, and (iii) a $2.5 million increase in credit card processing fees related to our revenue growth. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2015 decreased $76.1 million, or 24%, compared to the year ended December 31, 2014, primarily as a result of (i) a $73.4 million decrease in salaries, wages and benefits driven by an $83.8 million reduction in stock-based compensation expenses, primarily related to the non-cash compensation recognized during 2014 for the 2015 Performance Award (which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, causing a cumulative catch-up of non-cash compensation costs in 2014), partially offset by an increase in incentive based compensation, (ii) a $2.7 million reduction in insurance and legal costs, and (iii) the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses. These reductions were partially offset by a $1.6 million increase in property and other taxes.
Cost of products sold
Cost of products sold for the year ended December 31, 2015 increased $10.2 million, or 11%, compared to the year ended December 31, 2014, primarily as a result of the increase in food and beverage sales. Cost of products sold as a percentage of non-admission revenue for the year ended December 31, 2015 increased slightly relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2015 decreased $0.7 million, or 1%, compared to the year ended December 21, 2014. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized or were retired during 2014 and 2015, partially offset by asset additions made in conjunction with our ongoing capital program.

Loss on disposal of assets
Loss on disposal of assets increased by $4.0 million, or 69%, for the year ended December 31, 2015 relative to the year ended December 31, 2014, as a result of the disposal of more assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year and the sale of excess land at our St. Louis Park.
Interest expense, net
Interest expense, net increased $3.3 million, or 5%, for the year ended December 31, 2015 relative to the year ended December 31, 2014 as a result of the incremental interest incurred on a higher debt balance outstanding in 2015 related to borrowings under the Revolving Loan during the first half of 2015 and the increased borrowings related to the Amended and Restated Credit Facility.
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
Income tax expense
Income tax expense was $70.4 million for the year ended December 31, 2015 compared to $46.5 million for the year ended December 31 2014. The change in income tax expense is primarily the result of the increase in income before income taxes offset by a reduction in our effective tax rate resulting from a benefit recognized in conjunction with a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs and the release of state valuation allowances in several jurisdictions related to state tax law changes and improved performance at several parks.
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
During the years ended December 31, 2015, 2014 and 2013, Holdings paid $201.0 million, $184.3 million and $176.2 million, respectively, in cash dividends on its common stock. In November 2013, Holdings' Board of Directors increased the quarterly cash dividend from $0.45 per share of common stock to $0.47 per share of common stock. In October 2014, Holdings' Board of Directors again increased the quarterly cash dividend from $0.47 per share of common stock to $0.52 per share of common stock. In November 2015, Holdings' Board of Directors further increased the quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $220 million in total cash dividends on our common stock during the 2016 calendar year. The repurchase of common stock and the payment of cash dividends is reflected as a reduction of stockholders' equity.
In January 2012, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $250.0 million in shares of Holdings' common stock over a four-year period (the "January 2012 Stock Repurchase Plan"). Under the January 2012 Stock Repurchase Plan, during the year ended December 31, 2012, Holdings repurchased an aggregate of 8,499,000 shares at a cumulative price of approximately $232.0 million. The remaining 578,000 shares permitted to be repurchased under the January 2012 Stock Repurchase Plan were repurchased in January 2013 at a cumulative price of approximately $18.0 million and an average price per share of $31.16.
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
In November 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2015, Holdings had repurchased an aggregate of 10,475,000 shares at a cumulative price of approximately $446.0 million and an average price per share of $42.58, leaving approximately $54.0 million for permitted repurchases.
All of the foregoing share and per share amounts have been adjusted to reflect Holdings' two-for-one stock split in June 2013.
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
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next three years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Zika virus, Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.
As of December 31, 2015, our total indebtedness, net of discount and deferred financing costs, was approximately $1,505.5 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2016 and 2017, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $75.0 million during both 2016 and 2017. Under the Amended and Restated Credit Facility, approximately 94% of the amount outstanding under the Amended and Restated Term Loan B is not due until 2022.
As of December 31, 2015, we had approximately $99.8 million of unrestricted cash and $229.9 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2016 calendar year plus an additional $15 million to $18 million for attractions and other improvements for a major expansion of the waterpark located in Oaxtepec, Mexico for which our public bid was accepted by the Mexican Social Security Institute in February 2016. The waterpark is expected to open to the public in early 2017.
During the year ended December 31, 2015, net cash provided by operating activities was $473.8 million. Net cash used in investing activities during the year ended December 31, 2015 was $109.7 million, consisting primarily of capital expenditures, partially offset by proceeds from property insurance recoveries and the sale of a portion of the excess land at our park in St. Louis. Net cash used in financing activities during the year ended December 31, 2015 was $333.5 million, primarily attributable to stock repurchases totaling $245.1 million, the payment of $201.0 million in cash dividends and distributions of $38.2 million to our noncontrolling interests. These uses of cash were partially offset by the proceeds from the increase in the Amended and Restated Term Loan B and $40.5 million in proceeds from the exercise of stock options.
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
Long-Term Debt
Our total debt as of December 31, 2015 was $1,505.5 million, which included $791.2 million of the 2021 Notes, $684.6 million outstanding under the Amended and Restated Credit Facility and $29.7 million outstanding under the HWP Refinance Loan as adjusted to reflect the impact of the adoption of ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further information on our debt obligations.
Partnership Park Obligations

We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2015, our share of the distribution will be approximately $29.8 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park's revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to consolidated financial statements included elsewhere in this Annual Report for additional information.
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2015.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2015:

	Payment Due by Period
(Amounts in thousands)	2016	2017 - 2018	2019 - 2020	2021 and beyond	Total
Long term debt — including current portion (1)	$7,506	$43,161	$14,000	$1,461,500	$1,526,167
Interest on long-term debt (2)	72,041	140,648	136,898	55,407	404,994
Real estate and operating leases (3)	6,833	13,808	11,770	117,069	149,480
Purchase obligations (4)	145,228	8,550	8,250	4,500	166,528
Total	$231,608	$206,167	$170,918	$1,638,476	$2,247,169
________________________________________

(1)	Payments are shown at principal amount. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2015.

(3)
Assumes future payments at 2015 revenue levels for lease payments based on a percentage of revenues. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2015.

(4)
Represents obligations as of December 31, 2015 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2021) and new rides and attractions. Of the amount shown for 2016, approximately $78.0 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2015 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2015, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations
During each of the years ended December 31, 2015, 2014 and 2013, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continue to earn future pension benefits. We expect to make contributions of approximately $6.0 million in 2016 to our pension plan based on the 2015 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2016, and our estimated expense for employee health insurance for 2016 is $15.1 million. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.
The vast majority of our capital expenditures in 2016 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of annual revenues on capital expenditures during the 2016 calendar year, plus an additional $15 million to $18 million for attractions and other improvements for a major expansion of the waterpark located in Oaxtepec,

Mexico, for which our public bid was accepted by the Mexican Social Security Institute in February 2016. The waterpark is expected to open to the public in early 2017.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2015. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
The following is an analysis of the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2015. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2015, we had total debt of $1,505.5 million, of which $1,020.9 million represents fixed-rate debt, after giving effect to the Interest Rate Swap Agreements that we put in place in April 2014 (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report). The remaining $484.6 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.
Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $5.0 million. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards

Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). The amendments in ASU 2015-15 state that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. We have elected to early adopt the amendments in ASU 2015-03 and ASU 2015-15 for the year ended December 31, 2015 and, as such, we have reclassified $15.6 million of net deferred financing costs from a long-term asset to a reduction in the carrying amount of our debt as of December 31, 2014.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt ASU 2015-17 as of December 31, 2015 and have retrospectively applied the amendments in ASU 2015-17 to all periods presented. As such, we have reclassified $102.4 million of current deferred tax assets from current assets to a reduction in noncurrent deferred tax liabilities as of December 31, 2014.

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
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON
James Reid-Anderson President and Chief Executive Officer

/s/ JOHN M. DUFFEY
John M. Duffey Executive Vice President and Chief Financial Officer
February 18, 2016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Six Flags Entertainment Corporation:

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Six Flags Entertainment Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Six Flags Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for the presentation of deferred income taxes due to the adoption of ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.

KPMG LLP
Dallas, Texas
February 18, 2016

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share data)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$99,760	$73,884
Accounts receivable, net	63,803	58,823
Inventories	21,535	21,099
Prepaid expenses and other current assets	42,879	44,705
Total current assets	227,977	198,511
Property and equipment, net:
Property and equipment, at cost	1,862,764	1,797,617
Accumulated depreciation	(664,610)	(579,511)
Total property and equipment, net	1,198,154	1,218,106
Other assets:
Debt issuance costs	5,386	3,452
Restricted-use investment securities	3,036	2,471
Deposits and other assets	7,211	4,750
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	356,428	359,358
Total other assets	1,002,309	1,000,279
Total assets	$2,428,440	$2,416,896

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,570	$19,315
Accrued compensation, payroll taxes and benefits	46,583	37,463
Accrued insurance reserves	40,796	41,276
Accrued interest payable	19,555	19,542
Other accrued liabilities	34,714	36,176
Deferred income	97,334	71,598
Current portion of long-term debt	7,506	6,301
Total current liabilities	272,058	231,671
Noncurrent Liabilities:
Long-term debt	1,498,022	1,373,605
Other long-term liabilities	58,150	65,396
Deferred income taxes	140,273	84,784
Total noncurrent liabilities	1,696,445	1,523,785
Total liabilities	1,968,503	1,755,456

Redeemable noncontrolling interests	435,721	437,545

Stockholders' equity:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 91,550,851 and 92,937,619 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	2,289	2,323
Capital in excess of par value	1,041,710	983,317
Accumulated deficit	(953,225)	(702,116)
Accumulated other comprehensive loss, net of tax	(66,558)	(59,629)
Total stockholders' equity	24,216	223,895
Total liabilities and equity	$2,428,440	$2,416,896
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Theme park admissions	$687,819	$641,535	$602,204
Theme park food, merchandise and other	500,190	460,131	448,547
Sponsorship, licensing and other fees	59,133	57,250	42,179
Accommodations revenue	16,796	16,877	17,000
Total revenue	1,263,938	1,175,793	1,109,930
Operating expenses (excluding depreciation and amortization shown separately below)	465,219	437,431	417,482
Selling, general and administrative (including stock-based compensation of $56,233, $140,038 and $27,034 in 2015, 2014 and 2013, respectively, and excluding depreciation and amortization shown separately below)	234,810	310,955	189,218
Costs of products sold	100,709	90,515	86,663
Depreciation	104,788	105,449	113,682
Amortization	2,623	2,658	14,393
Loss on disposal of assets	9,882	5,860	8,579
Gain on sale of investee	—	(10,031)	—
Interest expense	76,205	73,057	75,044
Interest income	(302)	(468)	(899)
Loss on debt extinguishment	6,557	—	789
Other expense, net	223	356	1,054
Income from continuing operations before income taxes and discontinued operations	263,224	160,011	203,925
Income tax expense	70,369	46,522	47,601
Income from continuing operations before discontinued operations	192,855	113,489	156,324
Income from discontinued operations	—	545	549
Net income	192,855	114,034	156,873
Net income attributable to noncontrolling interests	(38,165)	(38,012)	(38,321)
Net income attributable to Six Flags Entertainment Corporation	$154,690	$76,022	$118,552

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$154,690	$75,477	$118,003
Income from discontinued operations	—	545	549
Net income	$154,690	$76,022	$118,552

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—basic:	93,580	94,477	96,940
Weighted-average common shares outstanding—diluted:	97,981	98,139	100,371

Net income per average common share outstanding—basic:
Income from continuing operations	$1.65	$0.79	$1.21
Income from discontinued operations	—	0.01	0.01
Net income	$1.65	$0.80	$1.22

Net income per average common share outstanding—diluted:
Income from continuing operations	$1.58	$0.76	$1.17
Income from discontinued operations	—	0.01	0.01
Net income	$1.58	$0.77	$1.18

Cash dividends declared per common share	$2.14	$1.93	$1.82

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income	$192,855	$114,034	$156,873
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(8,195)	(6,803)	(1,341)
Defined benefit retirement plan (2)	1,769	(19,872)	17,427
Change in cash flow hedging (3)	(503)	(257)	318
Other comprehensive (loss) income, net of tax	(6,929)	(26,932)	16,404
Comprehensive income	185,926	87,102	173,277
Comprehensive income attributable to noncontrolling interests	(38,165)	(38,012)	(38,321)
Comprehensive income attributable to Six Flags Entertainment Corporation	$147,761	$49,090	$134,956
________________________________________

(1)	Foreign currency translation adjustment presented net of tax benefit of $4.4 million, $3.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(2)
Defined benefit retirement plan is presented net of tax expense of $1.0 million for the year ended December 31, 2015, net of tax benefit of $13.0 million for the year ended December 31, 2014, and net of tax expense of $11.5 million for the year ended December 31, 2013.

(3)
Change in cash flow hedging is reported net of tax benefit of $0.4 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, and net of tax expense of $0.2 million for the year ended December 31, 2013.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity

	Common stock		Capital in excess of par value	Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total Six Flags Entertainment Corporation	Noncontrolling interests	Total
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2012	107,637,524	$1,345	$904,713	$27,775	$(49,101)	$884,732	$3,934	$888,666
Issuance of common stock	2,700,793	63	29,706	—	—	29,769	—	29,769
Forfeiture of restricted stock units	(9,720)	—	—	—	—	—	—	—
Stock-based compensation	—	—	26,829	—	—	26,829	—	26,829
Dividends declared to common shareholders	—	—	—	(175,989)	—	(175,989)	—	(175,989)
Repurchase of common stock	(15,507,348)	(235)	(113,997)	(409,357)	—	(523,589)	—	(523,589)
Two-for-one common stock split	—	1,197	(1,197)	—	—	—	—	—
Employee stock purchase plan	36,098	1	1,295	—	—	1,296	—	1,296
Fresh start valuation adjustment for SFOT units and HWP ownership interests purchased	—	—	—	84	—	84	—	84
Purchase of HWP ownership interests	—	—	(4,861)	110	—	(4,751)	(4,803)	(9,554)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	118,552	—	118,552	—	118,552
Net other comprehensive income, net of tax	—	—	—	—	16,404	16,404	—	16,404
Net income attributable to noncontrolling interest	—	—	—	—	—	—	869	869
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337	$—	$373,337
Issuance of common stock	3,206,272	80	37,583	—	—	37,663	—	37,663
Stock-based compensation	—	—	140,038	—	—	140,038	—	140,038
Dividends declared to common shareholders	—	—	—	(182,062)	—	(182,062)	—	(182,062)
Repurchase of common stock	(5,159,329)	(129)	(37,968)	(157,256)	—	(195,353)	—	(195,353)
Employee stock purchase plan	33,329	1	1,176	—	—	1,177	—	1,177
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	76,022	—	76,022	—	76,022
Net other comprehensive loss, net of tax	—	—	—	—	(26,932)	(26,932)	—	(26,932)
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895	$—	$223,895
Issuance of common stock	3,737,155	94	38,925	—	—	39,019	—	39,019
Stock-based compensation	—	—	56,233	—	—	56,233	—	56,233
Dividends declared to common shareholders	—	—	—	(199,362)	—	(199,362)	—	(199,362)
Repurchase of common stock	(5,161,803)	(129)	(38,276)	(206,709)	—	(245,114)	—	(245,114)
Employee stock purchase plan	37,880	1	1,511	—	—	1,512	—	1,512
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272	—	272
Net income attributable to Six Flags Entertainment Corporation	—	—	—	154,690	—	154,690	—	154,690
Net other comprehensive loss, net of tax	—	—	—	—	(6,929)	(6,929)	—	(6,929)
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216	$—	$24,216

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Cash flow from operating activities:
Net income	$192,855	$114,034	$156,873
Adjustments to reconcile net income to net cash provided by operating activities before reorganization activities:
Depreciation and amortization	107,411	108,107	128,075
Reorganization items, net	—	—	(180)
Stock-based compensation	56,233	140,038	27,034
Interest accretion on notes payable	856	1,221	1,252
Loss on debt extinguishment	6,557	—	789
Amortization of debt issuance costs	4,518	4,748	4,285
Other, including loss on disposal of assets	17,278	1,672	9,988
Gain on sale of investee	—	(10,031)	—
Increase in accounts receivable	(6,072)	(7,764)	(22,146)
Decrease (increase) in inventories, prepaid expenses and other current assets	306	(5,744)	(2,062)
(Increase) decrease in deposits and other assets	(2,465)	(486)	473
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	41,775	13,293	12,147
Increase (decrease) in accrued interest payable	13	(56)	17,239
Deferred income tax expense	54,496	33,291	34,915
Net cash provided by operating activities	473,761	392,323	368,682
Cash flow from investing activities:
Additions to property and equipment	(114,370)	(108,660)	(101,853)
Property insurance recovery	173	850	—
Purchase of identifiable intangible assets	(29)	(49)	(75)
Purchase of restricted-use investments, net	(565)	(648)	(605)
Proceeds from sale of DCP	—	10,031	—
Proceeds from sale of assets	5,123	148	230
Net cash used in investing activities	(109,668)	(98,328)	(102,303)
Cash flow from financing activities:
Repayment of borrowings	(710,565)	(62,308)	(17,776)
Proceeds from borrowings	834,250	56,000	11,500
Payment of debt issuance costs	(11,916)	—	(2,660)
Net proceeds from issuance of common stock	40,531	38,840	30,860
Stock repurchases	(245,114)	(195,353)	(523,589)
Payment of cash dividends	(200,957)	(184,300)	(176,171)
Purchase of HWP ownership interests	—	—	(9,554)
Purchase of redeemable noncontrolling interest	(1,552)	(19)	(288)
Noncontrolling interest distributions	(38,165)	(38,012)	(37,452)
Net cash used in financing activities	(333,488)	(385,152)	(725,130)
Effect of exchange rate on cash	(4,729)	(4,269)	(1,147)
Increase (decrease) in cash and cash equivalents	25,876	(95,426)	(459,898)
Cash and cash equivalents at beginning of period	73,884	169,310	629,208
Cash and cash equivalents at end of period	$99,760	$73,884	$169,310

Supplemental cash flow information
Cash paid for interest	$70,818	$67,145	$52,268
Cash paid for income taxes	$14,975	$16,772	$13,768

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme, water and zoological parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one park is located in Mexico City, Mexico and one park is located in Montreal, Canada.
On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from the current Six Flags Entertainment Corporation ("Holdings")), which had operated regional theme parks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 16 of our current parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded theme parks outside of North America.

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
Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2015 and 2014.

e.	Inventories
Inventories are stated at weighted average cost or market value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a valuation allowance for slow moving inventory of $0.3 million and $0.4 million as of December 31, 2015 and 2014, respectively.

f.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $22.1 million and $21.6 million of spare parts inventory for existing rides and attractions as of December 31, 2015 and 2014, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2015 and 2014, we had $2.0 million and $1.3 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $62.8 million, $63.2 million and $61.2 million during the years ended December 31, 2015, 2014 and 2013, respectively.

h.	Debt Issuance Costs
We capitalize costs related to the issuance of debt. In 2015, in connection with entering into the Amended and Restated Credit Facility in June 2015, we capitalized $11.4 million of debt issuance costs directly associated with the issuance of the amendment. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.5 million, $4.7 million and $4.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Beginning in 2015 with the adoption of ASU 2015-03, net deferred debt issuance costs are presented as a reduction to the carrying amount of our long-term debt on our consolidated balance sheet. See note 2(w) below for further discussion.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

j.	Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units. We then determine the fair value of each reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (based on a comparison of the market price of our common stock to the carrying amount of our stockholders' equity. In September 2012, the FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the asset is impaired. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived trade name intangible asset during the fourth quarter of each year. If as a result of this qualitative analysis we determine that it is more likely than not that an asset is impaired, quantitative impairment testing is required.
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
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term, and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of December 31, 2015, deferred income was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2016 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2016, (iii) sponsorship revenue that will be recognized in 2016 and (iv) a

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

nominal amount for the remaining unredeemed season pass revenue and pre-sold single day admissions revenue for the 2015 operating season that was redeemed during the completion of the 2015 operating season, which ended the first week of 2016.
We have entered into multiple agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we agreed to provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

m.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2015 and 2014, we have recorded an allowance for doubtful accounts of $2.4 million and $6.3 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $88.4 million and $97.3 million

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

as of December 31, 2015 and 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2015 and 2014, we had no accrued interest and penalties liability.
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
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings' stock on the date of grant. See Note 9 for further discussion of stock-based compensation and related disclosures.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The consolidated financial statements as of and for all periods presented reflect the assets, liabilities and results of operations of the parks we no longer operate as discontinued operations. During each of the years ended December 31, 2014 and 2013, we recognized income from discontinued operations of $0.5 million, primarily as a result of a reduction in contingent liabilities associated with sale indemnities related to the sale of certain of our parks prior to 2010. As of December 31, 2015 and 2014, there were no assets or liabilities held for sale related to any of our parks that had been sold, excluding contingent liabilities discussed in Note 15. Because our long-term debt is not directly associated with discontinued operations, we do not allocate a portion of our interest expense to the discontinued operations.

v.	Reclassifications
Reclassifications have been made to certain amounts reported in 2014 and 2013 to conform to the 2015 presentation.

w.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. It permits the use of either a retrospective or cumulative effect transition method and early adoption is and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements (“ASU 2015-15”). The amendments in ASU 2015-15 state that an entity may defer and present debt issuing costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective for annual and interim periods beginning on or after December 15, 2015. We have elected to early adopt the amendments in ASU 2015-03 and ASU 2015-15 for the year ended December 31, 2015 and, as such, we have reclassified $15.6 million of net deferred financing costs from a long-term asset to a reduction in the carrying amount of our debt as of December 31, 2014.
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
In November 2015, the FASB issued Accounting Standards Update No. 2015-17 (“ASU 2015-17”), Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The amendments in ASU 2015-17 seek to simplify the presentation of deferred income taxes and require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted for all entities as of the beginning of an interim or annual reporting period. We have elected to early adopt ASU 2015-17 as of December 31, 2015 and have retrospectively applied the amendments in ASU 2015-17 to all periods presented. As such, we have reclassified $102.4 million of current deferred tax assets from current assets to a reduction in noncurrent deferred tax liabilities as of December 31, 2014.

3.	Property and Equipment

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2015	2014
Land	$221,665	$227,983
Land improvements	199,515	191,307
Buildings and improvements	270,758	268,425
Rides and attractions	941,550	903,304
Equipment	229,276	206,598
Property and equipment, at cost	1,862,764	1,797,617
Accumulated depreciation	(664,610)	(579,511)
Property and equipment, net	$1,198,154	$1,218,106
4.    Goodwill and Intangible Assets
We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2015, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is more likely than not that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of December 31, 2015 and 2014, the carrying amount of goodwill was $630.2 million.
As of December 31, 2015 and 2014, intangible assets, net consisted of the following:

	As of December 31, 2015
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	4.5	24,461	(13,664)	10,797
Other	29.8	2,568	(1,012)	1,556

Total intangible assets, net		$371,104	$(14,676)	$356,428

	As of December 31, 2014
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.5	24,461	(11,237)	13,224
Other	31.1	3,036	(977)	2,059

Total intangible assets, net		$371,572	$(12,214)	$359,358

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Amortization expense related to finite-lived intangible assets totaled $2.6 million, $2.7 million and $14.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2016	$2,606
2017	2,485
2018	2,436
2019	2,430
2020	1,042
2021 and thereafter	1,354
$12,353

5.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2013	$437,569
Fresh start accounting fair market value adjustment for purchased units	(5)
Purchases of redeemable units of SFOT	(19)
Net income attributable to noncontrolling interests	38,012
Distributions to noncontrolling interests	(38,012)
Balance at December 31, 2014	437,545
Fresh start accounting fair market value adjustment for purchased units	(272)
Purchases of redeemable units of SFOT	(1,552)
Net income attributable to noncontrolling interests	38,165
Distributions to noncontrolling interests	(38,165)
Balance at December 31, 2015	$435,721
See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. The redemption value of the partnership units as of December 31, 2015 and 2014 was approximately $420.9 million and $393.6 million, respectively.
Noncontrolling Interests
Noncontrolling interests represent the non-affiliated parties' share of the assets of HWP. On September 30, 2013, we acquired the minority equity interests held by non-affiliated parties in HWP, with the exception of a nominal amount retained by a non-affiliated party that we subsequently acquired on December 31, 2013. As of December 31, 2013, HWP was a wholly owned subsidiary. For periods prior to the acquisition, the non-affiliated parties' share of the net income of HWP is recorded in net income attributable to noncontrolling interest in the accompanying consolidated statement of operations.
Other
During the third quarter of 2012, our interest in dick clark productions, inc. ("DCP") was sold to a third party. In connection with the sale, a portion of the proceeds remained in escrow pending the resolution of certain items. Due to the contingent nature of the amounts that remained in escrow, we did not record a receivable for the additional proceeds and these amounts were not included in our calculation of the gain we recognized upon the sale of DCP during 2012. During 2014, all of these items were favorably resolved and, as such, we received $10.0 million of additional proceeds and recognized the incremental gain on the sale of DCP.

6.	Derivative Financial Instruments

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. The Interest Rate Swap Agreements will continue to mitigate risk in connection with the interest rate for the Amended and Restated Term Loan B (as defined in Note 7).
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
Derivative instruments recorded at fair value in our consolidated balance sheets as of December 31, 2015 and 2014 consisted of the following:

	Derivative Assets		Derivative Liabilities
(Amounts in thousands)	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$—	$1,372	$1,325
Interest Rate Swap Agreements - Noncurrent	—	599	226	—
	$—	$599	$1,598	$1,325
As of December 31, 2015 and 2014, we held no derivatives not designated as hedging instruments.
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
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations for the years ended December 31, 2015, 2014 and 2013 were as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Loss Recognized in AOCI (Effective Portion)			Loss Reclassified from AOCI into Operations (Effective Portion)			Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest Rate Cap Agreement	$—	$—	$(31)	$—	$(301)	$(558)	$—	$—	$(1)
Interest Rate Swap Agreements	(2,671)	(1,604)	—	(1,799)	(878)	—	—	—	—
Total	$(2,671)	$(1,604)	$(31)	$(1,799)	$(1,179)	$(558)	$—	$—	$(1)
As of December 31, 2015, approximately $1.4 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the year ended December 31, 2015, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

7.	Long-Term Indebtedness
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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). Additionally, the Amended and Restated Credit Facility increased the additional flexibility under the Amended and Restated Term Loan B to $350.0 million. In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million, and capitalized $11.4 million of debt issuance costs directly associated with the issuance of the amendment. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
As of December 31, 2015, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.1 million). As of December 31, 2014, no advances under the Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). Interest on

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2015, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. As of December 31, 2014, the Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
The Term Loan A was fully repaid in 2012 and the Term Loan B was fully repaid on June 30, 2015. As of December 31, 2015, $696.5 million was outstanding under the Amended and Restated Term Loan B. As of December 31, 2014, $570.5 million was outstanding under the Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In March 2012, we entered into a floating-to-fixed interest rate agreement to limit exposure to an increase in the LIBOR interest rate on $470.0 million of the Term Loan B. The Interest Rate Cap Agreement capped the LIBOR component of the interest rate at 1.00%. The term of the Interest Rate Cap Agreement expired in March 2014. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 6 for further discussion. As of December 31, 2015, the applicable interest rate on the Amended and Restated Term Loan B was 3.50%. As of December 31, 2014, the applicable interest rate on the Term Loan B was 3.50%. Beginning on September 30, 2015, the Amended and Restated Term Loan B became payable in equal quarterly installments of $1.8 million. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $3.0 million and $2.5 million as of December 31, 2015 and 2014, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2015	2014
Amended and Restated Term Loan B	$696,500	—
Term Loan B	—	$570,544
2021 Notes	800,000	800,000
HWP Refinance Loan	29,667	30,187
Net discount	(3,281)	(5,215)
Deferred financing costs	(17,358)	(15,610)
Long-term debt	1,505,528	1,379,906
Less current portion	(7,506)	(6,301)
Total long-term debt	$1,498,022	$1,373,605
As of December 31, 2015, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2016	$7,506
2017	36,161
2018	7,000
2019	7,000
2020	7,000
2021 and thereafter	1,461,500
$1,526,167

8.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Park	$119,411	$122,322	$121,735
Corporate	115,399	188,633	67,483
Total selling, general and administrative expenses	$234,810	$310,955	$189,218
Corporate, selling, general and administrative expense includes stock-based compensation of $56.2 million, $140.0 million and $27.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
During the years ended December 31, 2015, 2014 and 2013, stock-based compensation expense related to the Long-Term Incentive Plan was $55.9 million, $139.8 million and $26.8 million, respectively.
As of December 31, 2015, options to purchase approximately 5,862,000 shares of common stock of Holdings and approximately 14,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 6,526,000 shares were available for future grant.
Stock Options
Options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options. Options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant. While certain stock options are subject to acceleration in connection with a change in control,

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a ten-year term. Generally, the unvested portion of stock option awards is forfeited upon termination of employment. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.
The estimated fair value of the majority of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. Prior to 2015, the simplified method was used to calculate the expected term (estimated period of time outstanding) because our historical data from our pre-confirmation equity grants was not representative or sufficient to be used to develop an expected term assumption. Beginning in 2015, we have sufficient historical data to develop an expected term assumption and we calculated the expected term using a mid-point scenario with a one-year grant date filter to exclude grants for which vesting could not have yet occurred. Expected volatility of options granted prior to 2013 was based on the historical volatility of similar companies' common stock for a period equal to the stock option's expected term, calculated on a daily basis. Expected volatility of options granted in 2013 and 2014 was based two-thirds on the historical volatility of similar companies' common stock and one-third on our historical volatility for a period equal to the stock option's expected term, calculated on a daily basis. Beginning in 2015, expected volatility is based three-fourths on the term-matching historical volatility of our stock and one-fourth on the weighted-average implied volatility based on forward-looking pricing data on exchange-traded options for our stock. The expected dividend yield is based on our current quarterly dividend and a three-month average stock price. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
In August 2011, stock option grants were made to the vast majority of full-time employees. Given the then current share limitations of the Long-Term Incentive Plan, certain of the option grants to officers were made contingent upon stockholder approval of an amendment to the plan increasing the number of available shares. This increase in the number of available shares received overwhelming stockholder approval at the May 2012 annual stockholders meeting, satisfying the stockholder approval contingency of such options. The accounting measurement date for these grants was May 2, 2012. At that date, the strike prices of the options were less than the prevailing trading price for the underlying shares and, as a result, these options were valued as in-the-money options. Due to limitations in the Black-Scholes model related to options treated as in-the-money, we elected to value the options using the Hull-White I lattice model with a simplified assumption for the early settlement to value these options. The inherent advantage of Hull-White I lattice model relative to the Black-Scholes model is that option exercises are modeled as being dependent on the evolution of the stock price and not solely on the amount of time that has passed since the grant date. The Hull-White I lattice model uses all of the same assumptions as the Black-Scholes model and also assumes a post-vesting cancellation rate, which treats a canceled option as (i) exercised immediately if it is in-the-money or (ii) worthless if it is out-of-the-money. The post-vesting cancellation rate assumption that was used in the valuation of these options was 0%.
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2015, 2014 and 2013:

	December 31, 2015		December 31, 2014		December 31, 2013
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.80%	1.13%	1.96%	1.96%	1.20%	2.03%
Expected life (in years)	6.25	3.91	6.25	6.25	6.25	6.25
Expected volatility	36.04%	24.85%	38.69%	38.81%	39.21%	38.98%
Expected dividend yield	4.28%	4.46%	4.78%	4.87%	5.24%	5.08%
The following table summarizes stock option activity for the year ended December 31, 2015:

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2014	6,686	$25.91
Granted	1,190	$43.35
Exercised	(1,874)	$20.82
Canceled or exchanged	—	$—
Forfeited	(140)	$33.83
Expired	—	$—
Balance at December 31, 2015	5,862	$30.89	7.48	$140,979
Vested and expected to vest at December 31, 2015	5,632	$30.56	7.42	$54,895
Options exercisable at December 31, 2015	2,445	$21.24	6.08	$82,413

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The weighted average grant date fair value of the options granted during the years ended December 31, 2015, 2014 and 2013 was $6.14, $8.86 and $7.78, respectively.
The total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $51.1 million, $70.1 million and $57.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $13.9 million, $19.8 million and $18.0 million, respectively.
As of December 31, 2015, there was $12.9 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 2.78 years.
Cash received from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013 was $39.0 million, $37.7 million and $29.8 million, respectively.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations, excluding: the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Upon achievement of the performance target, up to an aggregate of 2,628,000 shares plus associated dividend equivalent rights ("DERs") become available for issuance to certain key employees, with the total number of shares available for award under the 2015 Performance Award contingent on the level of achievement and timing thereof. The results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, resulting in the issuance of a partial achievement award of 1,511,100 shares plus associated DERs in February 2015. Additionally, the results of operations for the year ended December 31, 2015 exceeded the performance target. As such, the remaining 1,314,000 shares available under the 2015 Performance Award plus associated DERs will be issued in February 2016. To date, we have accrued $139.9 million, plus an additional $17.9 million for the associated DERs, for stock-based compensation expense related to the 2015 Performance Award as of December 31, 2015. During the year ended December 31, 2015, we recognized $35.4 million, plus an additional $3.6 million for the associated DERs, for stock-based compensation expense related to the 2015 Performance Award. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2015, the total unrecognized compensation expense related to the 2015 Performance Award and related DERs was $2.3 million and $0.8 million, respectively, that will be expensed during the first quarter of 2016.
During the year ended December 31, 2014, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). The aggregate payout under the performance award to key employees if the target is achieved in 2017 would be 2,400,000 shares plus associated DERs but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2015. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2015, the total unrecognized compensation expense related to this award at target achievement in 2017 is $131.9 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2015:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at December 31, 2014	17	$38.83
Granted	1,525	$46.31
Vested	(1,528)	$46.23
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2015	14	$46.60
The weighted average grant date fair value per share of stock awards granted during the years ended December 31, 2015, 2014 and 2013 was $46.31, $41.14 and $38.26, respectively.
The total grant date fair value of the stock awards granted was $70.7 million for the year ended December 31, 2015 and $0.7 million during the years ended December 31, 2014 and 2013. The total fair value of stock awards that vested during the years ended December 31, 2015, 2014 and 2013 was $70.6 million, $3.9 million and $3.6 million, respectively.
Exclusive of the unrecognized stock-based compensation expense related to the 2015 Performance Award discussed above, there was $0.2 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2015 that is expected to be recognized over a weighted-average period of 0.35 years.
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
During each of the years ended December 31, 2015, 2014 and 2013, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $46.60, $41.14 and $38.26 per DSU, respectively. The total grant date fair value of DSUs granted during the years ended December 31, 2015, 2014 and 2013, was $0.1 million.
As of December 31, 2015, there was no unrecognized compensation expense related to the outstanding DSUs.
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
Holdings' Board of Directors granted approximately 1.2 million, 1.7 million and 1.2 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options during the years ended December 31, 2015, 2014 and 2013, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2015 Performance Award discussed above, we recorded stock-based compensation for DER grants of $4.5 million, $6.0 million and $7.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Employee Stock Purchase Plan

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued, as adjusted to reflect the two-for-one stock split in June 2013. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2015, we had 1,811,000 shares available for purchase pursuant to the ESPP
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2015 and 2014, no purchase rights were outstanding under the ESPP.
Stock-based compensation expense consisted of the following for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Long-Term Incentive Plan	$55,862	$139,788	$26,829
Employee Stock Purchase Plan	371	250	205
Total stock-based compensation	$56,233	$140,038	$27,034

10.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of December 31, 2015 and 2014:

	As of
	December 31, 2015		December 31, 2014
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$3,036	$3,036	$2,471	$2,471
Interest Rate Swap Agreements assets	—	—	599	599
Interest Rate Swap Agreements liabilities	(1,598)	(1,598)	(1,325)	(1,325)
Long-term debt (including current portion)	(1,505,528)	(1,510,304)	(1,379,906)	(1,381,053)
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
Notes to Consolidated Financial Statements

11.	Income Taxes
The following table summarizes the domestic and foreign components of income from continuing operations before income taxes for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Domestic	$238,416	$145,622	$182,736
Foreign	24,808	14,389	21,189
Income from continuing operations before income taxes	$263,224	$160,011	$203,925
The following table summarizes the components of income tax expense (benefit) from continuing operations for the years ended December 31, 2015, 2014 and 2013:

(Amounts in thousands)	Current	Deferred	Total
2015:
U.S. federal	$(119)	$61,583	$61,464
Foreign	9,656	(2,399)	7,257
State and local	6,336	(4,688)	1,648
Income tax expense	$15,873	$54,496	$70,369
2014:
U.S. federal	$(57)	$31,757	$31,700
Foreign	6,260	46	6,306
State and local	7,028	1,488	8,516
Income tax expense	$13,231	$33,291	$46,522
2013:
U.S. federal	$—	$39,077	$39,077
Foreign	9,868	(1,123)	8,745
State and local	2,818	(3,039)	(221)
Income tax expense	$12,686	$34,915	$47,601
Recorded income tax expense allocated to income from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes and discontinued operations as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Computed "expected" federal income tax expense	$92,128	$56,004	$71,374
Effect of noncontrolling interest income distribution	(13,358)	(13,114)	(13,412)
Change in valuation allowance	896	1,413	13,144
Effect of state and local income taxes, net of federal tax benefit	1,072	5,535	(144)
Nondeductible compensation	435	2,271	2,265
Effect of foreign income taxes	741	635	(1,495)
Effect of foreign earnings earned and remitted in the same year	5,155	11,126	195
Effect of foreign tax credits	(4,432)	(15,571)	(17,387)
Effect of change in accounting method related to recoverable bankruptcy costs	(9,603)	—	—
Effect of additional basis due to amended returns, net of NOL reduction	—	(3,532)	—
Other, net	(2,665)	1,755	(6,939)
Income tax expense	$70,369	$46,522	$47,601
In prior periods, a deduction was taken for foreign taxes paid to other jurisdictions. The Company amended the 2011 and 2012 tax returns to take a Foreign Tax Credit in lieu of that deduction and to recover additional fixed asset basis. Additionally, the Company filed an amended return for 2013 to recoup additional fixed asset basis and to recover previously expired NOL carryforwards. This resulted in a net increase to deferred tax assets.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2015 and 2014:

	December 31,
(Amounts in thousands)	2015	2014
Deferred tax assets	$362,733	$427,141
Less: Valuation allowance	88,398	97,284
Net deferred tax assets	274,335	329,857
Deferred tax liabilities	414,608	414,641
Net deferred tax liability	$140,273	$84,784

	December 31,
(Amounts in thousands)	2015	2014
Deferred tax assets:
Federal net operating loss carryforwards	$106,418	$158,638
State net operating loss carryforwards	96,811	104,752
Deferred compensation	41,241	57,030
Foreign tax credits	37,390	32,958
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	74,282	67,172
Total deferred tax assets	$362,733	$427,141

Deferred tax liabilities:
Property and equipment	$288,504	$290,432
Intangible assets and other	126,104	124,209
Total deferred tax liabilities	$414,608	$414,641
In addition to the net operating losses recognized under financial accounting principles and included in deferred income tax assets in the above table, we had approximately $244.2 million of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2015. When these benefits are realized in our tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, then, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $95.7 million. We use the "with and without" method when determining when excess tax benefits have been realized.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2015 and 2014, we had approximately $6.6 million of alternative minimum tax credits that have no expiration date.
As of December 31, 2015, we had approximately $0.4 billion and $3.8 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2034, respectively. We have recorded a valuation allowance of $88.4 million and $97.3 million as of December 31, 2015 and 2014, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2015 and December 31, 2014 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. During the year ended December 31, 2014, certain of these fully valued deferred tax assets related to NOL carryforwards were written off or written down as a result of changes in state tax laws. In particular, fully valued NOL carryforwards related to past operations in Ohio were written off since our operations in that state are no longer subject to corporate income tax in that state. Additionally, due to a change in New York tax law, certain NOL carryforwards were converted from pre-apportionment NOL carryforwards to post-apportionment NOL carryforwards, resulting in a write down of these fully valued NOLs. In conjunction with each of these changes, a corresponding reduction in valuation allowance was recorded. These changes did not impact our results of operations.
The change in valuation allowance attributable to income from continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Continuing operations	$896	$1,413	$13,144
Discontinued operations	—	(207)	(209)
Total change in valuation allowance	$896	$1,206	$12,935
Our unrecognized tax benefit as of December 31, 2015 and 2014 was $43.9 million. There were no additions or reductions to this unrecognized tax benefit during 2015. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company's NOL position, we have not accrued any penalties and interest.

12.	Preferred Stock, Common Stock and Other Stockholders' Equity
Common Stock
As of December 31, 2015, the number of authorized shares of common stock was 140,000,000 shares, of which 91,550,851 shares were outstanding, 6,526,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,811,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Under the November 2013 Stock Repurchase Plan, as of December 31, 2015, Holdings had repurchased an aggregate of 10,475,000 shares at a cumulative price of approximately $446.0 million and an average price per share of $42.58 under the November 2013 Stock Repurchase Plan, leaving approximately $54.0 million for permitted repurchases.
During the years ended December 31, 2015, 2014 and 2013, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends Paid Per Share
2015:
Fourth Quarter	$0.58
Third Quarter	$0.52
Second Quarter	$0.52
First Quarter	$0.52
2014:
Fourth Quarter	$0.52
Third Quarter	$0.47
Second Quarter	$0.47
First Quarter	$0.47
2013:
Fourth Quarter	$0.47
Third Quarter	$0.45
Second Quarter	$0.45
First Quarter	$0.45
Preferred Stock
As of December 31, 2015, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control of us.
Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$338	$(828)	$(48,590)	$(21)	$(49,101)
Net current period change	(2,048)	(31)	29,646	(11,039)	16,528
Amounts reclassified from AOCI	—	558	(761)	79	(124)
Balance as of December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Net current period change	(10,488)	(1,604)	(32,880)	17,327	(27,645)
Amounts reclassified from AOCI	—	1,179	—	(466)	713
Balance as of December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Net current period change	(12,602)	(2,671)	1,934	4,819	(8,520)
Amounts reclassified from AOCI	—	1,799	879	(1,087)	1,591
Balance as of December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2015, 2014 and 2013:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2015	2014	2013
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$1,799	$1,179	$558
	Income tax benefit	(761)	(466)	(219)
	Net of tax	$1,038	$713	$339

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$879	$—	$(761)
	Income tax benefit	(326)	—	298
	Net of tax	$553	$—	$(463)

Total reclassifications		$1,591	$713	$(124)

13.	Pension Benefits
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
Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Change in benefit obligation:
Beginning balance	$246,653	$211,813	$235,502
Interest cost	9,116	9,686	8,836
Actuarial (gain) loss	(17,869)	40,422	(25,368)
Benefits paid	(14,511)	(15,268)	(7,157)
Benefit obligation at end of period	$223,389	$246,653	$211,813

Change in fair value of plan assets:
Beginning balance	$186,131	$176,706	$164,048
Actual return on assets	(2,767)	20,342	15,068
Employer contributions	6,000	6,000	6,000
Administrative fees	(1,730)	(1,649)	(1,253)
Benefits paid	(14,511)	(15,268)	(7,157)
Fair value of plan assets at end of period	$173,123	$186,131	$176,706
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2015 and 2014, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $50.3 million and $60.5 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2015	2014
Discount rate	4.10%	3.80%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net periodic benefit cost:
Service cost	$2,000	$1,600	$1,200
Interest cost	9,116	9,687	8,836
Expected return on plan assets	(13,438)	(12,752)	(12,258)
Amortization of net actuarial loss	879	—	761
Total net periodic benefit	$(1,443)	$(1,465)	$(1,461)

Other comprehensive income (loss):
Current year actuarial gain (loss)	$1,934	$(32,880)	$28,885
Recognized net actuarial loss	$879	$—	$—
Total other comprehensive gain (loss)	$2,813	$(32,880)	$28,885
As of December 31, 2015 and 2014, we have recorded $47.2 million (net of tax benefit of $2.6 million) and $48.9 million (net of tax benefit of $3.6 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We anticipate that $1.0 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016.
The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2015	2014	2013
Discount rate	3.80%	4.70%	3.85%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.50%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	29.39	30.19	30.70
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
Plan Assets
The target allocations for plan assets are 16% domestic equity securities, 51% fixed income securities, 11% international equity securities, and 22% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of December 31, 2015
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$30,693	$30,693	$—	$—
Small/Mid-Cap Equity (a)	4,515	4,515	—	—
International Equity (b)	19,902	19,902	—	—
Fixed Income:
Long Duration Fixed Income (c)	74,073	74,073	—	—
High Yield (d)	7,587	7,587	—	—
Emerging Markets Debt (e)	6,055	6,055	—	—
Alternatives:
Hedge Fund of Funds (f)	9,987	—	—	9,987
Other Investments (g)	20,311	—	20,311	—
Fair Value of Plan Assets	$173,123	$142,825	$20,311	$9,987

	Fair Value Measurements as of December 31, 2014
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$36,286	$36,286	$—	$—
Small/Mid-Cap Equity (a)	5,320	5,320	—	—
International Equity (b)	22,194	22,194	—	—
Fixed Income:
Long Duration Fixed Income (c)	78,300	78,300	—	—
High Yield (d)	8,353	8,353	—	—
Emerging Markets Debt (e)	6,080	6,080	—	—
Alternatives:
Hedge Fund of Funds (f)	10,174	—	—	10,174
Other Investments (g)	19,424	—	19,424	—
Fair Value of Plan Assets	$186,131	$156,533	$19,424	$10,174
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(b)
This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.

(c)
The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.

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

The following table represents a rollforward of the December 31, 2015 and 2014 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2013	$9,519
Actual return on plan assets:
Relating to assets still held at the reporting date	655
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2014	10,174
Actual return on plan assets:
Relating to assets still held at the reporting date	(187)
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2015	$9,987
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2016	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2016	$9,337
2017	9,728
2018	10,430
2019	10,901
2020	11,258
2021 through 2024	62,149
Total expected benefit payments	$113,803

14.	Earnings Per Common Share
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013, the computation of diluted earnings per share included the effect of 4.4 million, 3.7 million and 3.4 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2015, 2014 and 2013, the computation of diluted earnings per share excluded the effect of 0.2 million and 1.8 million antidilutive stock options and restricted stock units and 1.2 million antidilutive stock options, respectively. Earnings per common share for the years ended December 31, 2015, 2014 and 2013 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014	2013
Net income attributable to Six Flags Entertainment Corporation common stockholders	$154,690	$76,022	$118,552

Weighted-average common shares outstanding—basic	93,580	94,477	96,940
Effect of dilutive stock options and restricted stock units	4,401	3,662	3,431
Weighted-average common shares outstanding—diluted	97,981	98,139	100,371

Earnings per share—basic	$1.65	$0.80	$1.22
Earnings per share—diluted	$1.58	$0.77	$1.18

15.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2015, our share of the distribution will be approximately $29.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2015, is $343.0 million in the case of SFOG and $392.5 million in the case of SFOT. As of December 31, 2015, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2014 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0125 units from the Texas partnership for approximately $19,000 in May 2014. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.50 units from the Georgia partnership for approximately $1.6 million in May 2015. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2015 at both parks aggregated approximately $420.9 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $350.0 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
We incurred $14.8 million of capital expenditures at these parks during the 2015 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2016 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2015 and 2014, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.
Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, La Ronde and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. For the years ended December 31, 2015, 2014 and 2013, we recognized approximately $5.1 million, $6.3 million, and $6.5 million, respectively, of rental expense under these rent agreements.
Total rental expense from continuing operations, including office space and park sites, was approximately $11.9 million, $12.8 million and $13.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2015, are summarized as follows:

(Amounts in thousands)
For the year ending December 31:
2016	$6,833
2017	6,583
2018	7,225
2019	6,003
2020	5,767
2021 and thereafter	117,069
$149,480
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
The majority of our current insurance policies expire on December 31, 2016. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Capital Expenditures
The vast majority of our capital expenditures in 2016 and beyond will be made on a discretionary basis. In addition, on February 3, 2016, we announced that our public bid to open and operate a water park in Oaxtepec, Mexico had been accepted by the Mexican Social Security Institute (the IMSS), which will require us to invest additional capital of approximately $15 million to $18 million in the property, which will be incremental to our planned capital spend of 9% of revenue.
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
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
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
Tax and other contingencies
As of December 31, 2015 and 2014, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The following table presents segment financial information and a reconciliation of Park EBITDA to net income. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net income	$192,855	$113,489	$156,324
Interest expense, net	75,903	72,589	74,145
Income tax expense	70,369	46,522	47,601
Depreciation and amortization	107,411	108,107	128,075
Corporate expenses	59,167	48,595	40,449
Stock-based compensation	56,233	140,038	27,034
Non-operating park level expense (income), net:
Loss on disposal of assets	9,882	5,860	8,579
Gain on sale of investee	—	(10,031)	—
Loss on debt extinguishment, net	6,557	—	789
Other expense, net	223	356	1,054
Park EBITDA	$578,600	$525,525	$484,050
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income from continuing operations by domestic and foreign categories as of or for the years ended December 31, 2015, 2014 and 2013:

(Amounts in thousands)	Domestic	Foreign	Total
As of or for the year ended December 31, 2015
Long-lived assets	$2,105,547	$79,283	$2,184,830
Revenues	1,144,917	119,021	1,263,938
Income from continuing operations before income taxes and discontinued operations	238,416	24,808	263,224
As of or for the year ended December 31, 2014
Long-lived assets	$2,114,897	$92,815	$2,207,712
Revenues	1,058,025	117,768	1,175,793
Income from continuing operations before income taxes and discontinued operations	145,622	14,389	160,011
As of or for the year ended December 31, 2013
Long-lived assets	$2,119,529	$104,515	$2,224,044
Revenues	989,509	120,421	1,109,930
Income from continuing operations before income taxes and discontinued operations	182,736	21,189	203,925

17.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$85,155	$386,065	$575,261	$217,457
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(70,326)	65,532	157,300	2,184
Net (loss) income per weighted average common share outstanding:
Basic	$(0.75)	$0.69	$1.67	$0.02
Diluted	(0.75)	0.67	1.64	0.02

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2014
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$73,718	$376,551	$541,843	$183,681
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(61,201)	66,306	105,034	(34,117)
Net (loss) income per weighted average common share outstanding:
Basic	$(0.64)	$0.70	$1.11	$(0.37)
Diluted	(0.64)	0.67	1.08	(0.37)

	Year Ended December 31, 2013
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$87,521	$363,701	$504,520	$154,188
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(62,527)	47,361	120,403	13,315
Net (loss) income per weighted average common share outstanding:
Basic	$(0.61)	$0.49	$1.27	$0.14
Diluted	(0.61)	0.47	1.22	0.13
All per share amounts have been retroactively adjusted to reflect two-for-one stock split in June 2013 as described in Note 12.
We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.
During the third quarter of 2014, it was determined that achievement of the Modified EBITDA performance target related to the 2015 Performance Award was probable by 2015. Additionally, the results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, and the results for the year ended December 31, 2015 exceeded the threshold for the remainder of the award, resulting in the issuance of a partial achievement award in February 2015, with the remainder of the award to be issued in February 2016. As a result, we began accruing stock-based compensation expense related to this award in 2014, resulting in a cumulative catch-up of non-cash compensation costs that materially impacted net income for the third and fourth quarters of 2014 and the first, second, third and fourth quarters of 2015 by $72.6 million, $46.2 million, $17.6 million, $0.3 million, $5.2 million and $15.9 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2015, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2015
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2016 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2015 (the "2016 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2015 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2016 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2015 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,862,000	(1)	$30.89	(2)	8,337,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,862,000		$30.89		8,337,000
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

(3)
Consists of 1,811,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 6,526,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2016 Proxy Statement.

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
Date: February 18, 2016

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ JAMES REID-ANDERSON
James Reid-Anderson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ JAMES REID-ANDERSON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2016
James Reid-Anderson

/s/ JOHN M. DUFFEY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2016
John M. Duffey

/s/ LEONARD A. RUSS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2016
Leonard A. Russ

/s/ KURT CELLAR	Director	February 18, 2016
Kurt Cellar

/s/ CHARLES A. KOPPELMAN	Director	February 18, 2016
Charles A. Koppelman

/s/ JON L. LUTHER	Director	February 18, 2016
Jon L. Luther

/s/ USMAN NABI	Director	February 18, 2016
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 18, 2016
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 18, 2016
Richard W. Roedel

EXHIBIT INDEX

Exhibit Number		Exhibit Description
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
10.1
Subordinated Indemnity Agreement, dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 2(b) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

10.2
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

10.3
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

10.4
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

10.7
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

10.9	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 20, 2012.
10.10	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.8 to Registrant's Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.11	†
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.

10.12	†
Form of Non-Qualified Stock Option Agreement and Dividend Equivalent Rights Award pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.30 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2012.

10.13	†
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
Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, John M. Duffey and Lance C. Balk—incorporated by reference to Exhibit (10) (kkkk) to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.23	†
Amendment No. 1 to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 5, 2011.

10.24	†	Project 500 Program Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.25	†
Project 500 Program Form of Award Agreement and appendix listing Project 500 Awards to Executive Officers—incorporated by reference to Exhibits 10.2 and 99.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.

10.26	†	Director Deferral Election—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
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

10.28
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

10.29	†
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

10.33	†	Project 500 Program Amended and Restated Overview—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.
10.34	†	Project 500 Program Amended and Restated Award Agreement—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 11, 2012.
10.35	†	Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2012.
10.36
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

10.37	†
Amendment No. 1 to Employment Agreement, dated August 16, 2013, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended September 30, 2013.

10.38
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

10.39	†
Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.40	†	List of Project 600 Awards—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.41	†	Project 600 Program Overview—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.42	†	Form of Project 600 Program Award Agreement—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 21, 2014.
10.43	†
Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2014.

10.44	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 24, 2015.
10.45
$950,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass and HSBC Bank USA, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 1, 2015.

10.46
Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 1, 2015.

10.47	†*	Employment Agreement, dated as of February 18, 2016, by and between James Reid-Anderson and Six Flags Entertainment Corporation.

10.48	†*	Employment Agreement, dated as of February 18, 2016, by and between John M. Duffey and Six Flags Entertainment Corporation.
10.49	†*	Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation.
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan