Form 10-Q
period 2016-03-31
Six Flags Entertainment Corp
filed 2016-04-27
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2016 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 22, 2016, Six Flags Entertainment Corporation had 93,274,927 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2015 Annual Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	March 31, 2016	December 31, 2015
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,588	$99,760
Accounts receivable, net	59,962	63,803
Inventories	37,644	21,535
Prepaid expenses and other current assets	51,723	42,879
Total current assets	171,917	227,977
Property and equipment, net:
Property and equipment, at cost	1,909,953	1,862,764
Accumulated depreciation	(690,054)	(664,610)
Total property and equipment, net	1,219,899	1,198,154
Other assets:
Debt issuance costs	5,087	5,386
Restricted-use investment securities	3,195	3,036
Deposits and other assets	7,137	7,211
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $15,344 and $14,676 as of March 31, 2016 and December 31, 2015, respectively	355,872	356,428
Total other assets	1,001,539	1,002,309
Total assets	$2,393,355	$2,428,440

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$52,703	$25,570
Accrued compensation, payroll taxes and benefits	19,254	46,583
Accrued insurance reserves	39,910	40,796
Accrued interest payable	9,134	19,555
Other accrued liabilities	32,114	34,714
Deferred income	130,240	97,334
Short-term borrowings	72,000	—
Current portion of long-term debt	7,520	7,506
Total current liabilities	362,875	272,058
Noncurrent liabilities:
Long-term debt	1,497,005	1,498,022
Other long-term liabilities	58,578	58,150
Deferred income taxes	112,362	140,273
Total noncurrent liabilities	1,667,945	1,696,445
Total liabilities	2,030,820	1,968,503

Redeemable noncontrolling interests	435,721	435,721

Stockholders' equity (deficit):
Common stock, $0.025 par value, 140,000,000 shares authorized; 93,250,339 and 91,550,851 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	2,331	2,289
Capital in excess of par value	1,052,913	1,041,710
Accumulated deficit	(1,062,725)	(953,225)
Accumulated other comprehensive loss, net of tax	(65,705)	(66,558)
Total stockholders' (deficit) equity	(73,186)	24,216
Total liabilities and equity (deficit)	$2,393,355	$2,428,440
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2016	March 31, 2015
Theme park admissions	$58,081	$40,546
Theme park food, merchandise and other	38,290	28,225
Sponsorship, licensing and other fees	14,432	11,442
Accommodations revenue	4,616	4,942
Total revenues	115,419	85,155
Operating expenses (excluding depreciation and amortization shown separately below)	94,111	83,362
Selling, general and administrative (including stock-based compensation of $2,006 and $22,307 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	36,263	54,587
Costs of products sold	10,138	7,185
Depreciation	25,378	26,137
Amortization	650	658
(Gain) loss on disposal of assets	(483)	666
Interest expense	19,601	18,712
Interest income	(143)	(125)
Other expense (income), net	699	(72)
Loss before income taxes	(70,795)	(105,955)
Income tax benefit	(23,860)	(35,629)
Net loss	$(46,935)	$(70,326)

Weighted-average number of common shares outstanding - basic and diluted:	92,359	93,855

Net loss per average common share outstanding - basic and diluted:	$(0.51)	$(0.75)

Cash dividends declared per common share	$0.58	$0.52
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015
Net loss	$(46,935)	$(70,326)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,094	(2,744)
Defined benefit retirement plan (2)	151	(142)
Change in cash flow hedging (3)	(392)	(681)
Other comprehensive income (loss), net of tax	853	(3,567)
Comprehensive loss	$(46,082)	$(73,893)

(1)
Foreign currency translation adjustment is presented net of tax expense of $0.6 million and net of tax benefit of $1.5 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million and net of tax benefit of $0.1 million for the three months ended March 31, 2016 and March 31, 2015, respectively.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.3 million and $0.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,107,415	53	9,096	—	—	9,149
Stock-based compensation	—	—	22,307	—	—	22,307
Dividends declared to common stockholders	—	—	—	(48,391)	—	(48,391)
Repurchase of common stock	(177,977)	(4)	(1,553)	(6,922)	—	(8,479)
Net loss	—	—	—	(70,326)	—	(70,326)
Net other comprehensive loss, net of tax	—	—	—	—	(3,567)	(3,567)
Balances at March 31, 2015	94,867,057	$2,372	$1,013,167	$(827,755)	$(63,196)	$124,588

Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	1,914,994	47	11,050	—	—	11,097
Stock-based compensation	—	—	2,006	—	—	2,006
Dividends declared to common stockholders	—	—	—	(53,115)	—	(53,115)
Repurchase of common stock	(215,506)	(5)	(1,853)	(9,450)	—	(11,308)
Net loss	—	—	—	(46,935)	—	(46,935)
Net other comprehensive income, net of tax	—	—	—	—	853	853
Balances at March 31, 2016	93,250,339	$2,331	$1,052,913	$(1,062,725)	$(65,705)	$(73,186)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net loss	$(46,935)	$(70,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,028	26,795
Stock-based compensation	2,006	22,307
Interest accretion on notes payable	117	310
Amortization of debt issuance costs	1,066	1,188
Other, including (gain) loss on disposal of assets	(1,789)	248
Decrease in accounts receivable	3,682	12,759
Increase in inventories, prepaid expenses and other current assets	(24,720)	(14,299)
Decrease in deposits and other assets	74	732
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	26,308	17,782
Decrease in accrued interest payable	(10,421)	(10,473)
Deferred income taxes	(28,421)	(39,518)
Net cash used in operating activities	(53,005)	(52,495)

Cash flows from investing activities:
Additions to property and equipment	(42,885)	(34,032)
Property insurance recoveries	343	173
Purchase of identifiable intangible assets	—	(29)
Purchase of restricted-use investments, net	(159)	(145)
Proceeds from sale of assets	1,351	3
Net cash used in investing activities	(41,350)	(34,030)

Cash flow from financing activities:
Repayment of borrowings	(70,887)	(26,589)
Proceeds from borrowings	141,000	105,000
Payment of cash dividends	(53,110)	(48,776)
Proceeds from issuance of common stock	11,097	9,149
Stock repurchases	(11,308)	(8,479)
Net cash provided by financing activities	16,792	30,305

Effect of exchange rate on cash	391	(1,316)

Net decrease in cash and cash equivalents	(77,172)	(57,536)
Cash and cash equivalents at beginning of period	99,760	73,884
Cash and cash equivalents at end of period	$22,588	$16,348

Supplemental cash flow information
Cash paid for interest	$28,825	$27,686
Cash paid for income taxes	$5,979	$3,835
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
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2015 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2016 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $90.3 million and $88.4 million as of March 31, 2016 and December 31, 2015, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2016 and December 31, 2015, we had no accrued interest and penalties liability.
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
We incurred a net loss for the three months ended March 31, 2016 and March 31, 2015 and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded the effect of 6,020,000 and 6,465,000 antidilutive stock options for the three months ended March 31, 2016 and March 31, 2015, respectively.

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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was issued in full, resulting in the issuance of approximately 1,511,100 shares and 1,314,000 shares, plus associated dividend equivalent rights, in February 2015 and 2016, respectively. During the three months ended March 31, 2016, we recognized a reduction in stock-based compensation expense of $1.6 million as a result of the decline in the closing market price of Holdings' common stock on the date of issuance relative to December 31, 2015.
During the three months ended March 31, 2016 and March 31, 2015, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015
Long-Term Incentive Plan	$1,906	$22,232
Employee Stock Purchase Plan	100	75
Total Stock-Based Compensation	$2,006	$22,307
As of March 31, 2016, options to purchase approximately 6,020,000 shares of common stock of Holdings and approximately 14,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,367,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. During 2013, we launched a membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2016, deferred income was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2016 and (iv) sponsorship revenue that will primarily be recognized in 2016.
We have entered into multiple agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we provide exclusivity, brand licensing and other services to assist in the design, development and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

h.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2016 and December 31, 2015, we have recorded an allowance for doubtful accounts of $5.1 million and $2.4 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred income.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 update are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
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
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.

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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	March 31, 2016	December 31, 2015
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$1,493	$1,372
Interest Rate Swap Agreements - Noncurrent	747	226
	$2,240	$1,598
As of March 31, 2016 and December 31, 2015, we held no derivatives other than derivatives designated as hedging instruments.
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
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2016 and March 31, 2015 were as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2016	2015	2016	2015
Interest Rate Swap Agreements	(1,084)	(1,565)	(442)	(441)	—	—
Total	$(1,084)	$(1,565)	$(442)	$(441)	$—	$—
As of March 31, 2016, approximately $1.5 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the three months ended March 31, 2016, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of March 31, 2016 and December 31, 2015:

	As of
	March 31, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$3,195	$3,195	$3,036	$3,036
Interest Rate Swap Agreements liabilities	(2,240)	(2,240)	(1,598)	(1,598)
Long-term debt (including current portion)	(1,576,525)	(1,598,789)	(1,505,528)	(1,510,304)
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
As of March 31, 2016, $72.0 million was outstanding under the Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.8 million). As of December 31, 2015, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.1 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2016, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. Amounts outstanding under the Amended and Restated Revolving Loan accrue interest at annual rate of 4.50%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
The Term Loan A was fully repaid in 2012 and the Term Loan B was fully repaid on June 30, 2015. As of March 31, 2016 and December 31, 2015, $694.8 million and $696.5 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of March 31, 2016, the applicable interest rate on the Amended and Restated Term Loan B was 3.50%. The Amended and Restated Term Loan B is payable in equal quarterly installments of $1.8 million. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $3.2 million and $3.0 million as of March 31, 2016 and December 31, 2015, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of March 31, 2016 and December 31, 2015, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2016	December 31, 2015
Amended and Restated Term Loan B	$694,750	$696,500
2021 Notes	800,000	800,000
HWP Refinance Loan	29,530	29,667
Amended and Restated Revolving Loan	72,000	—
Net discount	(3,164)	(3,281)
Deferred financing costs	(16,591)	(17,358)
Long-term debt and Short-term borrowings	1,576,525	1,505,528
Less current portion	(79,520)	(7,506)
Total long-term debt	$1,497,005	$1,498,022

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Accumulated Other Comprehensive Income (Loss)
Changes in the composition of AOCI during the three months ended March 31, 2016 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Amounts reclassified from accumulated other comprehensive income (loss)	—	442	247	(269)	420
Current period other comprehensive (loss) income activity	1,688	(1,084)	—	(171)	433
Balances at March 31, 2016	$(23,112)	$(2,240)	$(49,525)	$9,172	$(65,705)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2016 and March 31, 2015:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI		March 31, 2016	March 31, 2015
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$442	$441
	Income tax expense	(172)	(174)
	Net of tax	$270	$267

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$247	$—
	Income tax benefit	(97)	—
	Net of tax	$150	$—

Total reclassifications		$420	$267

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2016, our share of the distribution will be approximately $29.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2016 is $343.0 million in the case of SFOG and $392.5 million in the case of SFOT. As of March 31, 2016, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this report, no partnership units in the Texas partnership have been tendered for purchase and we expect to purchase 0.115 units from the Georgia partnership for approximately $0.4 million in May 2016 pursuant to the 2016 annual offer. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.500 units from the Georgia partnership for approximately $1.6 million in May 2015. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2016 at both parks will be approximately $420.9 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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
We incurred $14.8 million of capital expenditures at these parks during the 2015 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2016 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2016 and December 31, 2015, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

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
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs alleged that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties to the lawsuit entered into a consent decree to settle the lawsuit, and on March 26, 2015, the consent decree was approved and entered by the District Court. In connection with settlement of

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the lawsuit, we intend to install at Six Flags Magic Mountain an on-site infiltration basin to retain, manage and infiltrate stormwater runoff from the park in certain instances.
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
On September 12, 2014, a civil action against us was commenced in the Circuit Court of Cook County, Illinois.  The plaintiff sought damages for personal injuries after riding a water slide at Six Flags Great America. In 2015, the venue for the action was transferred to Lake County. Pursuant to the trial that concluded on April 26, 2016, the jury returned a verdict in favor of the plaintiff for $1.5 million. We intend to vigorously challenge the verdict.
Tax and Other Contingencies
As of March 31, 2016 and December 31, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2016 and December 31, 2015, redeemable noncontrolling interests in the Partnership Parks was $435.7 million.

See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of March 31, 2016 and December 31, 2015 was approximately $420.9 million.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table presents segment financial information and a reconciliation of net loss to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015
Net loss	$(46,935)	$(70,326)
Interest expense, net	19,458	18,587
Income tax benefit	(23,860)	(35,629)
Depreciation and amortization	26,028	26,795
Corporate expenses	14,044	14,412
Stock-based compensation	2,006	22,307
Non-operating park level (income) expense, net:
(Gain) loss on disposal of assets	(483)	666
Other expense (income), net	699	(72)
Park EBITDA	$(9,043)	$(23,260)
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2016 and March 31, 2015:

	Domestic	Foreign	Total
2016	(Amounts in thousands)
Long-lived assets	$2,118,094	$87,925	$2,206,019
Revenues	99,355	16,064	115,419
Loss before income taxes	(70,326)	(469)	(70,795)
2015
Long-lived assets	$2,122,284	$88,789	$2,211,073
Revenues	69,400	15,755	85,155
Loss before income taxes	(104,530)	(1,425)	(105,955)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended
(Amounts in thousands)	March 31, 2016	March 31, 2015
Service cost	$600	$600
Interest cost	2,242	2,300
Expected return on plan assets	(3,116)	(3,355)
Amortization of net actuarial loss	247	235
Total net periodic benefit	$(27)	$(220)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2016	March 31, 2015
Discount rate	4.10%	3.80%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.25%	7.25%
Employer Contributions
During the three months ended March 31, 2016 and March 31, 2015, we made pension contributions of $1.5 million.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 22, 2016, Holdings had repurchased 10,691,000 shares at a cumulative price of approximately $457.3 million and an average price per share of $42.78 under the November 2013 Stock Repurchase Plan, leaving approximately $42.7 million for permitted repurchases.
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
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2015 Annual Report.
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

The results of operations for the three months ended March 31, 2016 and March 31, 2015 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 50% and 48% of total revenues during the three months ended March 31, 2016 and March 31, 2015, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2016, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 37% increase in attendance, partially offset by negative foreign currency impact related to the weaker Mexican Peso. Our cash operating costs increased primarily as a result of (i) increased salary, wage and benefit expense and other park operating costs due to the higher number of operating days and (ii) to a lesser degree an increase in advertising costs which were driven by earlier park openings given the operating calendar shift due to Easter falling in March. These increases in cash operating costs were partially offset by the weaker Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2015 Annual Report.
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
On February 18, 2016, we announced that our board of directors has split executive leadership roles by naming Jim Reid-Anderson the company’s executive chairman and promoting John Duffey to president and CEO, both effective February 19, 2016. Mr. Duffey has also been appointed a director of the company. The Company also announced that Marshall Barber, Vice President of Planning and Analysis, was promoted to Chief Financial Officer.
On February 19, 2016, we announced that Leonard A. Russ, Vice President and Chief Accounting Officer, was promoted to the role of Senior Vice President, Strategic Planning and Analysis and Mario Centola, Director of Planning and Analysis, was promoted to Vice President and Chief Accounting Officer.
On March 21, 2016, we announced a new strategic partnership with a private company based in Vietnam to build a theme park and a water park in Vietnam using the Six Flags and Six Flags Hurricane Harbor brand names, respectively. Both are expected to open in the next three to four years. The agreement does not require us to make any capital investments in the parks. As compensation for our design and management services, the exclusivity rights granted, and the rights to use our brand, we will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public.

Results of Operations
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table sets forth summary financial information for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2016	March 31, 2015
Total revenue	$115,419	$85,155	36%
Operating expenses	94,111	83,362	13%
Selling, general and administrative	36,263	54,587	(34)%
Costs of products sold	10,138	7,185	41%
Depreciation and amortization	26,028	26,795	(3)%
(Gain) loss on disposal of assets	(483)	666	N/M
Interest expense, net	19,458	18,587	5%
Other expense (income), net	699	(72)	N/M
Loss before income taxes	(70,795)	(105,955)	(33)%
Income tax benefit	(23,860)	(35,629)	(33)%
Net loss	$(46,935)	$(70,326)	(33)%

Other Data:
Attendance	2,149	1,569	37%
Total revenue per capita	$53.71	$54.26	(1)%
Revenue
Revenue for the three months ended March 31, 2016 totaled $115.4 million, an increase of $30.3 million, or 36%, compared to $85.2 million for the three months ended March 31, 2015. The increase in revenue was primarily attributable to (i) a 37% increase in attendance, primarily driven by strong season pass and membership sales and to a lesser degree the shift of Easter falling in March, which resulted in the earlier opening of several of our parks for Spring Break and shifted approximately 0.2 million in attendance to the first quarter of this year as compared to the second quarter of last year and (ii) ticket price increases throughout our parks, resulting in a 5% increase in admissions revenue per capita. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased to $44.84 during the three months ended March 31, 2016 from $43.82 during the three months ended March 31, 2015. The increase in per capita guest spending was primarily driven by modest ticket price increases throughout our parks and post-twelve month ongoing membership payments, partially offset by a higher mix of season pass and member attendance and the continued weakening of the Mexican Peso. Total revenue per capita decreased slightly as a result of the growth in other non-attendance related revenues not outpacing the growth in attendance.
Admissions revenue per capita increased $1.18, or 5%, during the three months ended March 31, 2016 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by ticket price increases throughout our parks, partially offset by a higher mix of season pass and membership attendance and the continued weakening of the Mexican Peso. On a constant currency basis admissions per capita increased $1.94 or 8%. . Non-admissions per capita guest spending decreased $0.16, or 1%, during the three months ended March 31, 2016 relative to the comparable period in the prior year primarily as a result of (i) the higher percentage of season pass holder and member attendance, (ii) the adverse impact of the weakened Mexico Peso, on a constant currency basis non-admissions per capita increased $0.67 or 4% and (iii) strong sales of our premium-priced gold season passes and memberships, which include parking. These reductions in non-admissions per capita guest spending were partially offset by an increase in food and beverage sales driven by the continued success of our All-Season Dining Pass.

Operating Expenses
Operating expenses for the three months ended March 31, 2016 increased $10.7 million, or 13%, relative to the comparable period in the prior year primarily as a result of (i) a $7.9 million increase in salaries, wages and benefits primarily related to (a) an increase in seasonal labor resulting from several parks opening earlier for the 2016 season compared to the 2015 season, (b) increases in the minimum wage rates at some of our parks and (c) an increase in incentive based compensation, (ii) a $1.5 million increase in repairs and maintenance costs primarily related to several parks opening earlier for the 2016 season compared to the 2015 season, and (iii) increases in other costs associated with the earlier park openings. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2016 decreased $18.3 million, or 34%, compared to the three months ended March 31, 2015 primarily as a result of (i) a $20.6 million decrease in salaries, wages and benefits driven by a $20.3 million reduction in stock-based compensation expenses, primarily related to the non-cash compensation recognized in 2015 for the 2015 Performance Award and (ii) the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses. These reductions were partially offset by a $2.7 million increase in advertising expenses primarily driven by the earlier park openings.
Cost of products sold
Cost of products sold in the three months ended March 31, 2016 increased $3.0 million, or 41%, compared to the three months ended March 31, 2015 primarily as a result of the increase in food, merchandise and games sales. Cost of products sold as a percentage of non-admission revenue for the three months ended March 31, 2016 increased relative to the comparable period in the prior year primarily as a result of product mix, including the impact of a reduction in parking revenue due to the strong sales of our premium-priced gold season passes and memberships, which include parking.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2016 decreased $0.8 million, or 3%, compared to the three months ended March 31, 2015. The reduction in depreciation and amortization expense is primarily due to certain property and equipment that became fully depreciated or that was retired during 2015, partially offset by asset additions made in conjunction with our ongoing capital program.
Gain (loss) on disposal of assets
Gain on disposal of assets for the three months ended March 31, 2016 was $0.5 million comparable to the loss of $0.7 million for the three months ended March 31, 2015 primarily as a result of the sale of underutilized assets.
Interest expense, net
Interest expense, net increased $0.9 million, or 5%, for the three months ended March 31, 2016 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings related to the Amended and Restated Credit Facility.
Income Tax Expense
Income tax benefit was $23.9 million for the three months ended March 31, 2016 compared to $35.6 million for the three months ended March 31, 2015. The change in income tax expense is primarily the result of a lower loss before income taxes resulting from higher revenues and lower stock-based compensation related to the 2015 Performance Award.
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
In November 2015, Holdings' Board of Directors increased the quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock. During the three months ended March 31, 2016 and March 31, 2015, Holdings paid $53.1 million and $48.8 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $215.0 million in total cash dividends on our common stock for the 2016 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 22, 2016, Holdings had repurchased 10,691,000 shares at a cumulative price of approximately $457.3 million and an average price per share of $42.78 under the November 2013 Stock Repurchase Plan, leaving approximately $42.7 million for permitted repurchases.
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
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as Ebola, Zika, or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2015 Annual Report.
On June 30, 2015, we entered into the Amended and Restated Credit Facility, which is comprised of the $250.0 million Amended and Restated Revolving Loan and the $700.0 million Amended and Restated Term Loan B. In connection with entering into the Amended and Restated Credit Facility, we repaid the outstanding Term Loan B. The remaining proceeds from the Amended and Restated Credit Facility were primarily used for share repurchases.
As of March 31, 2016, our total indebtedness, net of discount and deferred financing costs, was approximately $1,576.5 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2016 and 2017, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes, we anticipate annual cash interest payments of approximately $75 million during both 2016 and 2017. Under the Amended and Restated Credit Facility, approximately 94% of the amount outstanding under the Amended and Restated Term Loan B is not due until 2022.
As of March 31, 2016, we had approximately $22.6 million of unrestricted cash and $157.2 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
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

During the three months ended March 31, 2016, net cash used in operating activities was $53.0 million. Net cash used in investing activities during the three months ended March 31, 2016 was $41.4 million, consisting primarily of $42.9 million in capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2016 was $16.8 million, primarily attributable to net borrowings under the Amended and Restated Revolving Loan partially offset by the payment of $53.1 million in cash dividends and the repurchase of shares of Holdings' common stock totaling $11.3 million.
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
Contractual Obligations
Since December 31, 2015, there have been no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2016, there have been no material changes in our market risk exposure from that disclosed in the 2015 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2016, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2015 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2016.
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
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2015 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2015 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of April 22, 2016, Holdings had repurchased 10,691,000 shares at a cumulative price of approximately $457.3 million and an average price per share of $42.78 under the November 2013 Stock Repurchase Plan, leaving approximately $42.7 million for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2016 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 - January 31	—	$—	—	$53,962,000
Month 2	February 1 - February 29	173,547	$51.89	173,547	$44,956,000
Month 3	March 1 - March 31	41,959	$54.85	41,959	$42,655,000
		215,506	$52.47	215,506	$42,655,000

ITEM 6.	EXHIBITS

Exhibit 10.1†
Employment Agreement, dated as of February 18, 2016, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

Exhibit 10.2†
Employment Agreement, dated as of February 18, 2016, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

Exhibit 10.3†
Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 27, 2016	/s/ John M. Duffey
John M. Duffey
President and Chief Executive Officer, Director

Date:	April 27, 2016	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1†
Employment Agreement, dated as of February 18, 2016, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

10.2†
Employment Agreement, dated as of February 18, 2016, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

10.3†
Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 18, 2016.

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