Form 10-Q
period 2016-06-30
Six Flags Entertainment Corp
filed 2016-07-27
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2016 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed under Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☒  No ☐
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At July 22, 2016, Six Flags Entertainment Corporation had 92,899,195 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and financial performance targets set forth in our aspirational targets;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Annual Report").
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
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at investors.sixflags.com. References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Quarterly Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.
*              *              *              *              *
As used herein, unless the context requires otherwise, the terms "we," "our," "Company" and "Six Flags" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	June 30, 2016	December 31, 2015
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$163,548	$99,760
Accounts receivable, net	102,963	63,803
Inventories	40,494	21,535
Prepaid expenses and other current assets	53,589	42,879
Total current assets	360,594	227,977
Property and equipment, net:
Property and equipment, at cost	1,939,708	1,862,764
Accumulated depreciation	(711,467)	(664,610)
Total property and equipment, net	1,228,241	1,198,154
Other assets:
Debt issuance costs	4,787	5,386
Restricted-use investment securities	3,518	3,036
Deposits and other assets	7,691	7,211
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $15,936 and $14,676 as of June 30, 2016 and December 31, 2015, respectively	355,214	356,428
Total other assets	1,001,458	1,002,309
Total assets	$2,590,293	$2,428,440

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$66,972	$25,570
Accrued compensation, payroll taxes and benefits	24,744	46,583
Accrued insurance reserves	42,287	40,796
Accrued interest payable	20,146	19,555
Other accrued liabilities	42,374	34,714
Deferred income	174,625	97,334
Current portion of long-term debt	524	7,506
Total current liabilities	371,672	272,058
Noncurrent liabilities:
Long-term debt	1,651,433	1,498,022
Other long-term liabilities	56,996	58,150
Deferred income taxes	147,662	140,273
Total noncurrent liabilities	1,856,091	1,696,445
Total liabilities	2,227,763	1,968,503

Redeemable noncontrolling interests	454,675	435,721

Stockholders' equity (deficit):
Common stock, $0.025 par value, 140,000,000 shares authorized; 92,877,209 and 91,550,851 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	2,322	2,289
Capital in excess of par value	1,057,027	1,041,710
Accumulated deficit	(1,084,244)	(953,225)
Accumulated other comprehensive loss, net of tax	(67,250)	(66,558)
Total stockholders' (deficit) equity	(92,145)	24,216
Total liabilities and equity (deficit)	$2,590,293	$2,428,440
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2016	June 30, 2015
Theme park admissions	$215,762	$206,998
Theme park food, merchandise and other	168,336	161,419
Sponsorship, licensing and other fees	19,220	13,676
Accommodations revenue	3,748	3,972
Total revenues	407,066	386,065
Operating expenses (excluding depreciation and amortization shown separately below)	142,096	132,771
Selling, general and administrative (including stock-based compensation of $4,244 and $4,408 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	58,711	55,402
Costs of products sold	36,020	34,182
Depreciation	25,273	24,925
Amortization	651	657
Loss on disposal of assets	597	1,567
Interest expense	20,206	18,969
Interest income	(16)	(31)
Loss on debt extinguishment	2,377	6,557
Other income, net	(8)	(407)
Income before income taxes	121,159	111,473
Income tax expense	41,059	26,859
Net income	80,100	84,614
Less: Net income attributable to noncontrolling interests	(19,213)	(19,082)
Net income attributable to Six Flags Entertainment Corporation	$60,887	$65,532

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	93,054	94,834
Weighted-average common shares outstanding — diluted:	95,412	97,382

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$0.65	$0.69
Net income per average common share outstanding — diluted:	$0.64	$0.67

Cash dividends declared per common share	$0.58	$0.52
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2016	June 30, 2015
Theme park admissions	$273,843	$247,544
Theme park food, merchandise and other	206,626	189,644
Sponsorship, licensing and other fees	33,652	25,118
Accommodations revenue	8,364	8,914
Total revenues	522,485	471,220
Operating expenses (excluding depreciation and amortization shown separately below)	236,207	216,133
Selling, general and administrative (including stock-based compensation of $6,250 and $26,715 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	94,974	109,989
Costs of products sold	46,158	41,367
Depreciation	50,651	51,062
Amortization	1,301	1,315
Loss on disposal of assets	114	2,233
Interest expense	39,807	37,681
Interest income	(159)	(156)
Loss on debt extinguishment	2,377	6,557
Other expense (income), net	691	(479)
Income before income taxes	50,364	5,518
Income tax expense (benefit)	17,199	(8,770)
Net income	33,165	14,288
Less: Net income attributable to noncontrolling interests	(19,213)	(19,082)
Net income (loss) attributable to Six Flags Entertainment Corporation	$13,952	$(4,794)

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	92,707	94,347
Weighted-average common shares outstanding — diluted:	94,953	94,347

Net income (loss) per average common share outstanding:
Net income (loss) per average common share outstanding — basic:	$0.15	$(0.05)
Net income (loss) per average common share outstanding — diluted:	$0.15	$(0.05)

Cash dividends declared per common share	$1.16	$1.04
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015
Net income	$80,100	$84,614
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(1,693)	(525)
Defined benefit retirement plan (2)	151	427
Change in cash flow hedging (3)	(3)	203
Other comprehensive (loss) income, net of tax	(1,545)	105
Comprehensive income	78,555	84,719
Less: Comprehensive income attributable to noncontrolling interests	(19,213)	(19,082)
Comprehensive income attributable to Six Flags Entertainment Corporation	$59,342	$65,637

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.9 million and $0.3 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million and $0.3 million for the three months ended June 30, 2016 and June 30, 2015, respectively.

(3)	Change in cash flow hedging is presented net of a nominal tax benefit for the three months ended June 30, 2016 and net of tax expense of $0.1 million for the three months ended June 30, 2015.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015
Net income	$33,165	$14,288
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(599)	(3,269)
Defined benefit retirement plan (2)	302	285
Change in cash flow hedging (3)	(395)	(478)
Other comprehensive loss, net of tax	(692)	(3,462)
Comprehensive income	32,473	10,826
Less: Comprehensive income attributable to noncontrolling interests	(19,213)	(19,082)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$13,260	$(8,256)

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.3 million and $1.8 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.2 million for the six months ended June 30, 2016 and June 30, 2015, respectively.

(3)	Change in cash flow hedging is presented net of tax benefit of $0.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,242,377	57	11,021	—	—	11,078
Stock-based compensation	—	—	26,715	—	—	26,715
Dividends declared to common stockholders	—	—	—	(97,757)	—	(97,757)
Repurchase of common stock	(439,322)	(11)	(3,513)	(17,712)	—	(21,236)
Employee stock purchase plan	19,584	—	764	—	—	764
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(4,794)	—	(4,794)
Net other comprehensive loss, net of tax	—	—	—	—	(3,462)	(3,462)
Balances at June 30, 2015	94,760,258	$2,369	$1,018,304	$(822,107)	$(63,091)	$135,475

Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	2,084,101	51	14,077	—	—	14,128
Stock-based compensation	—	—	6,250	—	—	6,250
Dividends declared to common stockholders	—	—	—	(106,919)	—	(106,919)
Repurchase of common stock	(777,606)	(19)	(5,984)	(38,088)	—	(44,091)
Employee stock purchase plan	19,863	1	974	—	—	975
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Net income attributable to Six Flags Entertainment Corporation	—	—	—	13,952	—	13,952
Net other comprehensive loss, net of tax	—	—	—	—	(692)	(692)
Balances at June 30, 2016	92,877,209	$2,322	$1,057,027	$(1,084,244)	$(67,250)	$(92,145)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$33,165	$14,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,952	52,377
Stock-based compensation	6,250	26,715
Interest accretion on notes payable	232	624
Loss on debt extinguishment	2,377	6,557
Amortization of debt issuance costs	2,158	2,383
Other, including (gain) loss on disposal of assets	(143)	1,964
Increase in accounts receivable	(39,613)	(33,082)
Increase in inventories, prepaid expenses and other current assets	(29,850)	(23,338)
(Increase) decrease in deposits and other assets	(481)	524
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	103,365	107,369
Increase in accrued interest payable	591	13
Deferred income taxes	8,575	(11,506)
Net cash provided by operating activities	138,578	144,888

Cash flows from investing activities:
Additions to property and equipment	(81,015)	(70,248)
Property insurance recoveries	320	173
Purchase of identifiable intangible assets	—	(29)
Purchase of restricted-use investments, net	(482)	(457)
Proceeds from sale of assets	1,552	51
Net cash used in investing activities	(79,625)	(70,510)

Cash flow from financing activities:
Repayment of borrowings	(333,026)	(700,808)
Proceeds from borrowings	481,000	828,250
Payment of debt issuance costs	(5,229)	(9,993)
Payment of cash dividends	(106,937)	(98,190)
Proceeds from issuance of common stock	15,103	11,842
Stock repurchases	(44,091)	(21,236)
Purchase of redeemable noncontrolling interests	(223)	(1,552)
Net cash provided by financing activities	6,597	8,313

Effect of exchange rate on cash	(1,762)	(1,790)

Net increase in cash and cash equivalents	63,788	80,901
Cash and cash equivalents at beginning of period	99,760	73,884
Cash and cash equivalents at end of period	$163,548	$154,785

Supplemental cash flow information
Cash paid for interest	$36,814	$34,661
Cash paid for income taxes	$10,673	$4,933
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
Results of operations for the six months ended June 30, 2016 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $91.1 million and $88.4 million as of June 30, 2016 and December 31, 2015, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2016 and December 31, 2015, we had no accrued interest and penalties liability.
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
The computation of diluted earnings per share included the effect of 2,358,000 and 2,548,000 dilutive stock options and restricted shares and excluded the effect of 27,000 and 304,000 antidilutive stock options for the three months ended June 30, 2016 and June 30, 2015, respectively. The computation of diluted earnings per share included the effect of 2,246,000 dilutive stock options and restricted shares and excluded the effect of 306,000 antidilutive stock options for the six months ended June 30, 2016. We incurred a net loss for the six months ended June 30, 2015 and therefore, diluted shares outstanding equaled basic shares outstanding. For the six months ended June 30, 2015, the computation of diluted shares outstanding excluded the effect of 6,350,000 antidilutive stock options.
Earnings (loss) per common share for the three and six months ended June 30, 2016 and June 30, 2015 was calculated as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income (loss) attributable to Six Flags Entertainment Corporation	$60,887	$65,532	$13,952	$(4,794)

Weighted-average common shares outstanding — basic:	93,054	94,834	92,707	94,347
Effect of dilutive stock options and restricted shares	2,358	2,548	2,246	—
Weighted-average common shares outstanding — diluted:	95,412	97,382	94,953	94,347

Earnings (loss) per share — basic:	$0.65	$0.69	$0.15	$(0.05)
Earnings (loss) per share — diluted:	$0.64	$0.67	$0.15	$(0.05)

f.	Stock Benefit Plans
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
During the year ended December 31, 2011, a performance award was established based on our target to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was issued in full, resulting in the issuance of approximately 1,511,100 shares and 1,314,000 shares, plus associated dividend equivalent rights, in February 2015 and 2016, respectively. During the six months ended June 30, 2016, we recognized a reduction in stock-based compensation expense of $1.6 million as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the three and six months ended June 30, 2016 and June 30, 2015, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Long-Term Incentive Plan	$4,167	$4,369	$6,073	$26,601
Employee Stock Purchase Plan	77	39	177	114
Total Stock-Based Compensation	$4,244	$4,408	$6,250	$26,715
As of June 30, 2016, options to purchase approximately 5,838,000 shares of common stock of Holdings and approximately 12,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,382,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. During 2013, we launched a

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

membership program. In contrast to our season pass and other multi-use offerings that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2016, deferred income was primarily comprised of (i) unredeemed season pass and All-Season Dining Pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2016 and (iv) sponsorship revenue that will primarily be recognized in 2016.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of June 30, 2016 and December 31, 2015, we have recorded an allowance for doubtful accounts of $11.2 million and $2.4 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred income.

i.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have not yet selected a transition method and are in the process of evaluating the effect this standard will have on our consolidated financial statements and related disclosures.
In July 2015, the FASB issued Accounting Standards Update No. 2015-12 (“ASU 2015-12”), Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), and Health and Welfare Benefit Plans (Topic 965). The amendments in Part II: Plan Investment Disclosures of ASU 2015-12 seek to simplify and increase the

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

effectiveness of the required disclosures for investments related to employee benefit plans. The amendments in Part II of ASU 2015-12 will require that investments of employee benefit plans be grouped only by general type, eliminating the need to disaggregate the investments in multiple ways. Part II of ASU 2015-12 is effective for annual periods beginning on or after December 15, 2015, with early application permitted, and should be applied retrospectively for all financial statements presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.
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
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, respectively, consisted of the following:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Derivative Liabilities
(Amounts in thousands)	June 30, 2016	December 31, 2015
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$1,590	$1,372
Interest Rate Swap Agreements - Noncurrent	655	226
	$2,245	$1,598
As of June 30, 2016 and December 31, 2015, we held no derivatives other than derivatives designated as hedging instruments.
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
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:
Three Months Ended June 30, 2016 and June 30, 2015

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2016	2015	2016	2015
Interest Rate Swap Agreements	(446)	(107)	(441)	(442)	—	—
Total	$(446)	$(107)	$(441)	$(442)	$—	$—
Six Months Ended June 30, 2016 and June 30, 2015

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2016	2015	2016	2015
Interest Rate Swap Agreements	(1,530)	(1,672)	(883)	(883)	—	—
Total	$(1,530)	$(1,672)	$(883)	$(883)	$—	$—
As of June 30, 2016, approximately $1.6 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the six months ended June 30, 2016, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of June 30, 2016 and December 31, 2015:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$3,518	$3,518	$3,036	$3,036
Interest Rate Swap Agreements liabilities	(2,245)	(2,245)	(1,598)	(1,598)
Long-term debt (including current portion)	(1,651,957)	(1,674,957)	(1,505,528)	(1,510,304)
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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). In connection with entering into the

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Credit Facility, we fully repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
On June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. We capitalized $1.0 million of debt issuance costs directly associated with the issuance of this amendment. Additionally, we used $150.0 million of the proceeds from the issuance of the 2024 Notes discussed below to reduce our borrowings under the Amended and Restated Term Loan B and recognized a loss on debt extinguishment of $2.4 million. The paydown of borrowings under the Amended and Restated Term Loan B will eliminate any required quarterly amortization payments thereunder until its final maturity.
As of June 30, 2016 and December 31, 2015 no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million and $20.1 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2016, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of June 30, 2016 and December 31, 2015, $544.8 million and $696.5 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of June 30, 2016, the applicable interest rate on the Amended and Restated Term Loan B was 3.25%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
2021 Notes and 2024 Notes
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We intend to use the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time. Interest payments of $7.3 million

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment on January 31, 2017, which will be approximately $9.1 million.
The 2021 Notes and 2024 Notes are guaranteed by the Loan Parties. The 2021 Notes and 2024 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2021 Notes and 2024 Notes contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $3.5 million and $3.0 million as of June 30, 2016 and December 31, 2015, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of June 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2016	December 31, 2015
Amended and Restated Term Loan B	$544,750	$696,500
2021 Notes	800,000	800,000
2024 Notes	300,000	—
HWP Refinance Loan	29,391	29,667
Net discount	(2,387)	(3,281)
Deferred financing costs	(19,797)	(17,358)
Long-term debt and Short-term borrowings	1,651,957	1,505,528
Less current portion	(524)	(7,506)
Total long-term debt	$1,651,433	$1,498,022

5.	Accumulated Other Comprehensive Income (Loss)
Changes in the composition of AOCI during the six months ended June 30, 2016 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Amounts reclassified from accumulated other comprehensive income (loss)	—	883	494	(537)	840
Current period other comprehensive (loss) income activity	(920)	(1,530)	—	918	(1,532)
Balances at June 30, 2016	$(25,720)	$(2,245)	$(49,278)	$9,993	$(67,250)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2016 and June 30, 2015:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI		June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
				(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$441	$442	$883	$883
	Income tax expense	(172)	(174)	(345)	(348)
	Net of tax	$269	$268	$538	$535

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$247	$235	$494	$470
	Income tax expense	(96)	(93)	(192)	(185)
	Net of tax	$151	$142	$302	$285

Total reclassifications		$420	$410	$840	$820

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2016, our share of the distribution will be approximately $29.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2016 is $343.0 million in the case of SFOG and $392.5 million in the case of SFOT. As of June 30, 2016, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.065 units from the Georgia partnership for approximately $0.2 million in May 2016. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.500 units from the Georgia partnership for approximately $1.6 million in May 2015. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2017 at both parks will be approximately $420.7 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.

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
We incurred $14.8 million of capital expenditures at these parks during the 2015 season and intend to incur approximately $20.0 million of capital expenditures at these parks for the 2016 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2016 and December 31, 2015, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
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
On September 12, 2014, a civil action against us was commenced in the Circuit Court of Cook County, Illinois.  The plaintiff sought damages for personal injuries after riding a water slide at Six Flags Great America. In 2015, the venue for the action was transferred to Lake County. Pursuant to the trial that concluded on April 26, 2016, the jury returned a verdict in favor of the plaintiff for $1.5 million. We intend to vigorously challenge the verdict and in May 2016 we filed a post-trial motion to vacate the jury verdict.
Tax and Other Contingencies
As of June 30, 2016 and December 31, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of June 30, 2016 and December 31, 2015, redeemable noncontrolling interests in the Partnership Parks was $454.7 million and $435.7 million, respectively.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2015	$435,721
Purchase of redeemable units	(223)
Fresh start accounting fair market value adjustment for purchased units	(36)
Net income attributable to noncontrolling interests	19,213
Balance at June 30, 2016	$454,675
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of June 30, 2016 and December 31, 2015 was approximately $420.7 million and $420.9 million, respectively.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$80,100	$84,614	$33,165	$14,288
Interest expense, net	20,190	18,938	39,648	37,525
Income tax expense (benefit)	41,059	26,859	17,199	(8,770)
Depreciation and amortization	25,924	25,582	51,952	52,377
Corporate expenses	13,648	9,030	27,692	23,442
Stock-based compensation	4,244	4,408	6,250	26,715
Non-operating park level expense (income), net:
Loss on disposal of assets	597	1,567	114	2,233
Loss on debt extinguishment	2,377	6,557	2,377	6,557
Other (income) expense, net	(8)	(407)	691	(479)
Park EBITDA	$188,131	$177,148	$179,088	$153,888
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

equipment and intangible assets), revenues and income (loss) before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2016 and June 30, 2015:

	Domestic	Foreign	Total
2016	(Amounts in thousands)
Long-lived assets	$2,127,713	$85,990	$2,213,703
Revenues	480,182	42,303	522,485
Income before income taxes	45,493	4,871	50,364
2015
Long-lived assets	$2,131,692	$86,823	$2,218,515
Revenues	427,267	43,953	471,220
(Loss) income before income taxes	(365)	5,883	5,518

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$600	$600	$1,200	$1,200
Interest cost	2,242	2,301	4,484	4,601
Expected return on plan assets	(3,117)	(3,356)	(6,233)	(6,711)
Amortization of net actuarial loss	247	235	494	470
Total net periodic benefit	$(28)	$(220)	$(55)	$(440)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Discount rate	4.10%	3.80%	4.10%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During the six months ended June 30, 2016 and June 30, 2015, we made pension contributions of $3.0 million.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 22, 2016, Holdings had repurchased 11,253,000 shares at a cumulative price of approximately $490.1 million and an average price per share of $43.56 under the November 2013 Stock Repurchase Plan, leaving approximately $9.9 million for permitted repurchases.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the June 2016 Stock Repurchase Plan is in addition to the amount remaining under Holdings' existing stock repurchase plan. Holdings intends to begin repurchasing shares of its common stock under the June 2016 Stock Repurchase Plan upon the utilization of the remaining availability under the November 2013 Stock Repurchase Plan.

The timing of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2021 Notes and the 2024 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

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
The results of operations for the six months ended June 30, 2016 and June 30, 2015 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 52% and 53% of total revenues during the six months ended June 30, 2016 and June 30, 2015, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first six months of 2016, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 7% increase in attendance coupled with a 4% increase in total revenue per capita (representing total revenue divided by total attendance), partially offset by the negative foreign currency impact related to the weaker Mexican Peso and Canadian Dollar. Our cash operating costs increased primarily as a result of increased salary, wage and benefit expense due to (i) the higher labor costs necessary to support our successful All-Season Dining Pass program, (ii) planned cost increases associated with minimum wage increases, (iii) market-based wage increases at a few of our parks and (iv) an increase in incentive-based compensation. These increases in cash operating costs were partially offset by the weaker Mexican Peso and Canadian Dollar, which favorably impacted expenses.
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
Recent Events
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock. The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount remaining under Holdings' existing stock repurchase plan.
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024. We used $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We intend to use the remaining net proceeds for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time.
Also, on June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. In addition to the rate reduction, the $150.0 million prepayment made with proceeds from the 2024 Notes eliminated all future quarterly amortization payments on the Amended and Restated Term Loan B until maturity in 2022.
On July 20, 2016, we announced that we signed a letter agreement with our existing partner to potentially develop a second Six Flags-branded theme park, together with a water park, in China.

Results of Operations
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table sets forth summary financial information for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2016	June 30, 2015
Total revenue	$407,066	$386,065	5%
Operating expenses	142,096	132,771	7%
Selling, general and administrative	58,711	55,402	6%
Costs of products sold	36,020	34,182	5%
Depreciation and amortization	25,924	25,582	1%
Loss on disposal of assets	597	1,567	(62)%
Interest expense, net	20,190	18,938	7%
Loss on extinguishment of debt	2,377	6,557	(64)%
Other income, net	(8)	(407)	(98)%
Income before income taxes	121,159	111,473	9%
Income tax expense	41,059	26,859	53%
Net income	80,100	84,614	(5)%
Less: Net income attributable to noncontrolling interests	(19,213)	(19,082)	1%
Net income attributable to Six Flags Entertainment Corporation	$60,887	$65,532	(7)%

Other Data:
Attendance	9,029	8,866	2%
Total revenue per capita	$45.08	$43.54	4%
Revenue
Revenue for the three months ended June 30, 2016 totaled $407.1 million, an increase of $21.0 million, or 5%, compared to $386.1 million for the three months ended June 30, 2015. The increase in revenue is primarily attributable to a 4% increase in total revenue per capita, calculated as total revenue divided by attendance, coupled with a 2% increase in attendance driven by strong season pass and membership sales partially offset by the Easter calendar shift. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased to $42.54 during the three months ended June 30, 2016 from $41.55 during the three months ended June 30, 2015. The increase in per capita guest spending was primarily driven by (i) modest ticket price increases on all ticket types, (ii) post-twelve month ongoing membership payments and (iii) the continued success of our All-Season Dining Pass. These increases were partially offset by a higher mix of season pass and member attendance and the continued weakening of the Mexican Peso and Canadian Dollar.
Admissions revenue per capita increased $0.55, or 2%, during the three months ended June 30, 2016 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by ticket price increases across all of our ticket types, partially offset by a higher mix of season pass and membership attendance and the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, admissions per capita increased $0.74 or 3%. Non-admissions per capita guest spending increased $0.44 or 2% during the three months ended June 30, 2016 relative to the comparable period in the prior year primarily as a result of an increase in food and beverage sales driven by the continued success of our All-Season Dining Pass partially offset by the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, non-admissions per capita increases $0.62 or 3%.
Operating Expenses
Operating expenses for the three months ended June 30, 2016 increased $9.3 million, or 7%, relative to the comparable period in the prior year primarily as a result of a $9.4 million increase in salaries, wages and benefits primarily related to (i) increases in the minimum wage rates at some of our parks, (ii) higher labor costs necessary to support our highly successful All-Season Dining Pass program, (iii) market-based increases in wage rates at a few of our parks and (iv) an increase in incentive-based compensation along with an increase in credit card processing fees related to our increased revenue. These increases were partially offset by a $1.1 million reduction in repairs and maintenance costs and the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2016 increased $3.3 million, or 6%, compared to the three months ended June 30, 2015, primarily as a result of (i) a $3.4 million increase in salaries, wages and benefits and (ii) a $2.8 million increase in insurance expenses. These increases were partially offset by $3.7 million reduction in advertising costs due primarily to the operating calendar shift between the first and second quarters and the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Cost of products sold
Cost of products sold in the three months ended June 30, 2016 increased $1.8 million, or 5%, compared to the three months ended June 30, 2015, primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the three months ended June 30, 2016 increased slightly relative to the comparable period in the prior year primarily as a result of product mix including the increase in our All-Season Dining Pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2016 increased $0.3 million, or 1%, compared to the three months ended June 30, 2015 primarily as a result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended June 30, 2016 decreased $1.0 million compared to the same period in the prior year primarily as a result of the disposal of fewer assets during the current period in conjunction with our ongoing capital program relative to the comparable period in the prior year.
Interest expense, net
Interest expense, net increased $1.3 million, or 7%, for the three months ended June 30, 2016 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the Amended and Restated Revolving Loan and the new 2024 Notes.
Loss on debt extinguishment
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes. We used $150.0 million of the proceeds from the issuance of the notes to reduce our borrowings under the Amended and Restated Term Loan B and we recognized a loss on debt extinguishment of $2.4 million. See Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.
Income Tax Expense
Income tax expense was $41.1 million for the three months ended June 30, 2016 compared to $26.9 million for the three months ended June 30, 2015. The change in income tax expense is primarily the result of a discrete benefit in the prior year resulting from a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs coupled with an increase in income before income taxes.

Results of Operations
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table sets forth summary financial information for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2016	June 30, 2015
Total revenue	$522,485	$471,220	11%
Operating expenses	236,207	216,133	9%
Selling, general and administrative	94,974	109,989	(14)%
Costs of products sold	46,158	41,367	12%
Depreciation and amortization	51,952	52,377	(1)%
Loss on disposal of assets	114	2,233	(95)%
Interest expense, net	39,648	37,525	6%
Loss on extinguishment of debt	2,377	6,557	(64)%
Other expense (income), net	691	(479)	N/M
Income before income taxes	50,364	5,518	N/M
Income tax expense (benefit)	17,199	(8,770)	N/M
Net income	33,165	14,288	132%
Less: Net income attributable to noncontrolling interests	(19,213)	(19,082)	1%
Net income (loss) attributable to Six Flags Entertainment Corporation	$13,952	$(4,794)	N/M

Other Data:
Attendance	11,179	10,436	7%
Total revenue per capita	$46.74	$45.15	4%
Revenue
Revenue for the six months ended June 30, 2016 totaled $522.5 million, an increase of $51.3 million, or 11%, compared to $471.2 million for the six months ended June 30, 2015. The increase in revenue was primarily attributable to (i) a 7% increase in attendance driven by strong season pass and membership sales coupled with a 4% increase in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased to $42.98 during the six months ended June 30, 2016 from $41.89 during the six months ended June 30, 2015. The increase in per capita guest spending was primarily driven by (i) modest ticket price increases on all ticket types, (ii) post-twelve month ongoing membership payments and (iii) the continued success of our All-Season Dining Pass. These increases were partially offset by a higher mix of season pass and member attendance and the continued weakening of the Mexican Peso and Canadian Dollar.
Admissions revenue per capita increased $0.78, or 3%, during the six months ended June 30, 2016 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by ticket price increases on all ticket types and membership revenue for memberships past the initial twelve-month term who continue to pay their membership fees on a month-to-month basis, partially offset by a higher mix of season pass and membership attendance and the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, admissions per capita increased $1.05 or 4%. Non-admissions per capita guest spending increased $0.31, or 2%, during the six months ended June 30, 2016 relative to the comparable period in the prior year primarily as a result of an increase in food and beverage sales driven by the continued success of our All-Season Dining Pass partially offset by the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, non-admissions per capita increased $0.60 or 3%.

Operating Expenses
Operating expenses for the six months ended June 30, 2016 increased $20.1 million, or 9%, relative to the comparable period in the prior year primarily as a result of (i) a $17.3 million increase in salaries, wages and benefits primarily related to (a) increases in the minimum wage rates at some of our parks, (b) an increase in operating days due to earlier park openings, (c) higher labor costs necessary to support our highly successful All-Season Dining Pass program, (d) market-based increases in wage rates at a few of our parks and (e) an increase in incentive-based compensation along with an increase in credit card processing fees related to our increased revenue. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2016 decreased $15.0 million, or 14%, compared to the six months ended June 30, 2015 primarily as a result of a $20.5 million reduction in stock-based compensation expenses related to the non-cash compensation recognized in 2015 for the 2015 Performance Award as well as the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses. These reductions were partially offset by a $3.3 million increase in insurance expenses related to the unfavorable settlement of several prior year litigation claims.
Cost of products sold
Cost of products sold in the six months ended June 30, 2016 increased $4.8 million, or 12%, compared to the six months ended June 30, 2015 primarily as a result of the increase in food, merchandise and games sales. Cost of products sold as a percentage of non-admissions revenue for the six months ended June 30, 2016 increased relative to the comparable period in the prior year primarily as a result of product mix including the increase in our All-Season Dining Pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the six months ended June 30, 2016 decreased $0.4 million, or 1%, compared to the six months ended June 30, 2015. The reduction in depreciation and amortization expense is primarily the result of the continued weakening of the Mexican Peso and Canadian Dollar, partially offset by asset additions made in conjunction with our ongoing capital program. On a constant currency basis, depreciation and amortization expense is comparable to prior year.
Loss on disposal of assets
Loss on disposal of assets for the six months ended June 30, 2016 decreased $2.1 million primarily as a result of the sale of underutilized assets in the current year coupled with the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $2.1 million, or 6%, for the six months ended June 30, 2016 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the Amended and Restated Revolving Loan and to a lesser degree the new 2024 Notes.
Loss on debt extinguishment
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes. We used $150.0 million of the proceeds from the issuance of the notes to reduce our borrowings under the Amended and Restated Term Loan and we recognized a loss on debt extinguishment of $2.4 million. See Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report for further discussion.
Income Tax Expense (Benefit)
Income tax expense was $17.2 million for the six months ended June 30, 2016 compared to an income tax benefit of $8.8 million for the six months ended June 30, 2015. The change in income tax expense is primarily the result of an increase in income before income taxes coupled with a discrete benefit in the prior year resulting from a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs.
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
In November 2015, Holdings' Board of Directors increased the quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock. During the six months ended June 30, 2016 and June 30, 2015, Holdings paid $106.9 million and $98.2 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $215.0 million in total cash dividends on our common stock for the 2016 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 22, 2016, Holdings had repurchased 11,253,000 shares at a cumulative price of approximately $490.1 million and an average price per share of $43.56 under the November 2013 Stock Repurchase Plan, leaving approximately $9.9 million available for permitted repurchases.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the June 2016 Stock Repurchase Plan is in addition to the amount remaining under Holdings' existing stock repurchase plan. Holdings intends to begin repurchasing shares of its common stock under the June 2016 Stock Repurchase Plan upon the utilization of the remaining availability under the November 2013 Stock Repurchase Plan.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024. We used $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We intend to use the remaining net proceeds for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time.
Also, on June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. In addition to the rate reduction, the $150.0 million prepayment made with proceeds from the 2024 Notes eliminated all future quarterly amortization payments on the Amended and Restated Term Loan B until maturity in 2022.
As of June 30, 2016, our total indebtedness, net of discount and deferred financing costs, was approximately $1,652.0 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2016 and 2017, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes and the 2024 Notes, we anticipate annual cash interest payments of approximately $70 million and $85 million during 2016 and 2017, respectively. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of June 30, 2016, we had approximately $163.5 million of unrestricted cash and $230.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
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
During the six months ended June 30, 2016, net cash provided by operating activities was $138.6 million. Net cash used in investing activities during the six months ended June 30, 2016 was $79.6 million, consisting primarily of $81.0 million in capital expenditures, partially offset by $1.6 million of proceeds received on the disposal of assets. Net cash provided by financing activities during the six months ended June 30, 2016 was $6.6 million, primarily attributable to the proceeds from the 2024 Notes and net borrowings under the Amended and Restated Revolving Loan, partially offset by the payment of $106.9 million in cash dividends and the repurchase of shares of Holdings' common stock totaling $44.1 million.
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
Contractual Obligations
Since December 31, 2015, there have been no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business, except with respect to the issuance of the 2024 Notes and the amendment to the Amended and Restated Credit Facility as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of June 30, 2016:

	Payment Due by Period
(Amounts in thousands)	2016	2017-2018	2019-2020	2021 and beyond	Total
Long term debt — including current portion (1)	$230	$29,161	$—	$1,644,750	$1,674,141
Interest on long-term debt (2)	32,264	156,869	150,626	106,056	445,815

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2016, there have been no material changes in our market risk exposure from that disclosed in the 2015 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2016, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2015 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. There were no material developments concerning our legal proceedings during the quarter ended June 30, 2016.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). As of July 22, 2016, Holdings had repurchased 11,253,000 shares at a cumulative price of approximately $490.1 million and an average price per share of $43.56 under the November 2013 Stock Repurchase Plan, leaving approximately $9.9 million available for permitted repurchases.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the June 2016 Stock Repurchase Plan is in addition to the amount remaining under Holdings' existing stock repurchase plan. Holdings intends to begin repurchasing shares of its common stock under the June 2016 Stock Repurchase Plan upon the utilization of the remaining availability under the November 2013 Stock Repurchase Plan.

The following table sets forth information regarding purchases of Holdings' common stock during the three months ended June 30, 2016 under the November 2013 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 - April 30	—	$—	—	$42,655,000
Month 2	May 1 - May 31	562,100	$58.32	562,100	$9,871,000
Month 3	June 1 - June 30	—	$—	—	$509,871,000
		562,100	$58.32	562,100	$509,871,000

ITEM 6.	EXHIBITS

Exhibit 4.1
Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

Exhibit 4.2
Form of 4.875% Senior Note due 2024 (included as Exhibit A to Exhibit 4.1)—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

Exhibit 10.1
Amendment to the Credit Agreement, dated as of June 16, 2016, among Amended and Restated Credit Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as borrower, each of the signatories thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 27, 2016	/s/ John M. Duffey
John M. Duffey
President and Chief Executive Officer, Director

Date:	July 27, 2016	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

4.2
Form of 4.875% Senior Note due 2024 (included as Exhibit A to Exhibit 4.1)—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

10.1
Amendment to the Credit Agreement, dated as of June 16, 2016, among Amended and Restated Credit Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., as borrower, each of the signatories thereto, Wells Fargo Bank, N.A., as Administrative Agent, and the several lenders from time to time parties thereto—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

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