Form 10-Q
period 2016-09-30
Six Flags Entertainment Corp
filed 2016-10-26
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2016 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At October 21, 2016, Six Flags Entertainment Corporation had 92,056,977 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	September 30, 2016	December 31, 2015
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$238,757	$99,760
Accounts receivable, net	112,580	63,803
Inventories	30,704	21,535
Prepaid expenses and other current assets	50,507	42,879
Total current assets	432,548	227,977
Property and equipment, net:
Property and equipment, at cost	1,949,352	1,862,764
Accumulated depreciation	(734,357)	(664,610)
Total property and equipment, net	1,214,995	1,198,154
Other assets:
Debt issuance costs	4,487	5,386
Restricted-use investment securities	3,840	3,036
Deposits and other assets	8,013	7,211
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $16,542 and $14,676 as of September 30, 2016 and December 31, 2015, respectively	354,661	356,428
Total other assets	1,001,249	1,002,309
Total assets	$2,648,792	$2,428,440

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$40,928	$25,570
Accrued compensation, payroll taxes and benefits	23,572	46,583
Accrued insurance reserves	42,989	40,796
Accrued interest payable	13,303	19,555
Other accrued liabilities	39,240	34,714
Deferred income	147,732	97,334
Current portion of long-term debt	533	7,506
Total current liabilities	308,297	272,058
Noncurrent liabilities:
Long-term debt	1,652,190	1,498,022
Other long-term liabilities	53,523	58,150
Deferred income taxes	198,508	140,273
Total noncurrent liabilities	1,904,221	1,696,445
Total liabilities	2,212,518	1,968,503

Redeemable noncontrolling interests	454,674	435,721

Stockholders' equity (deficit):
Common stock, $0.025 par value, 140,000,000 shares authorized; 92,041,655 and 91,550,851 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,301	2,289
Capital in excess of par value	1,147,453	1,041,710
Accumulated deficit	(1,100,472)	(953,225)
Accumulated other comprehensive loss, net of tax	(67,682)	(66,558)
Total stockholders' (deficit) equity	(18,400)	24,216
Total liabilities and equity (deficit)	$2,648,792	$2,428,440
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2016	September 30, 2015
Theme park admissions	$311,427	$325,758
Theme park food, merchandise and other	220,667	228,014
Sponsorship, licensing and other fees	20,284	16,450
Accommodations revenue	5,221	5,039
Total revenues	557,599	575,261
Operating expenses (excluding depreciation and amortization shown separately below)	151,169	152,728
Selling, general and administrative (including stock-based compensation of $89,994 and $9,803 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	134,132	61,895
Costs of products sold	44,277	43,489
Depreciation	26,740	25,693
Amortization	653	655
Loss on disposal of assets	799	1,991
Interest expense	21,276	19,268
Interest income	(110)	(62)
Other income, net	1,318	400
Income before income taxes	177,345	269,204
Income tax expense	55,651	92,821
Net income	121,694	176,383
Less: Net income attributable to noncontrolling interests	(19,212)	(19,083)
Net income attributable to Six Flags Entertainment Corporation	$102,482	$157,300

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	92,204	93,913
Weighted-average common shares outstanding — diluted:	94,155	96,183

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$1.11	$1.67
Net income per average common share outstanding — diluted:	$1.09	$1.64

Cash dividends declared per common share	$0.58	$0.52
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2016	September 30, 2015
Theme park admissions	$585,270	$573,302
Theme park food, merchandise and other	427,293	417,658
Sponsorship, licensing and other fees	53,936	41,568
Accommodations revenue	13,585	13,953
Total revenues	1,080,084	1,046,481
Operating expenses (excluding depreciation and amortization shown separately below)	387,376	368,861
Selling, general and administrative (including stock-based compensation of $96,244 and $36,518 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	229,106	171,884
Costs of products sold	90,435	84,856
Depreciation	77,391	76,755
Amortization	1,954	1,970
Loss on disposal of assets	913	4,224
Interest expense	61,083	56,949
Interest income	(269)	(218)
Loss on debt extinguishment	2,377	6,557
Other expense (income), net	2,009	(79)
Income before income taxes	227,709	274,722
Income tax expense	72,850	84,051
Net income	154,859	190,671
Less: Net income attributable to noncontrolling interests	(38,425)	(38,165)
Net income attributable to Six Flags Entertainment Corporation	$116,434	$152,506

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	92,538	94,201
Weighted-average common shares outstanding — diluted:	94,654	96,616

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$1.26	$1.62
Net income per average common share outstanding — diluted:	$1.23	$1.58

Cash dividends declared per common share	$1.74	$1.56
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015
Net income	$121,694	$176,383
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(990)	(3,760)
Defined benefit retirement plan (2)	133	123
Change in cash flow hedging (3)	425	(519)
Other comprehensive loss, net of tax	(432)	(4,156)
Comprehensive income	121,262	172,227
Less: Comprehensive income attributable to noncontrolling interests	(19,212)	(19,083)
Comprehensive income attributable to Six Flags Entertainment Corporation	$102,050	$153,144

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.6 million and $2.0 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended September 30, 2016 and September 30, 2015, respectively.

(3)
Change in cash flow hedging is presented net of tax expense $0.3 million for the three months ended September 30, 2016 and net of tax benefit of $0.4 million for the three months ended September 30, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015
Net income	$154,859	$190,671
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(1,589)	(7,029)
Defined benefit retirement plan (2)	435	408
Change in cash flow hedging (3)	30	(997)
Other comprehensive loss, net of tax	(1,124)	(7,618)
Comprehensive income	153,735	183,053
Less: Comprehensive income attributable to noncontrolling interests	(38,425)	(38,165)
Comprehensive income attributable to Six Flags Entertainment Corporation	$115,310	$144,888

(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.9 million and $3.8 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.

(3)	Change in cash flow hedging is presented net of nominal tax expense for the nine months ended September 30, 2016 and net of tax benefit of $0.7 million for the nine months ended September 30, 2015.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	2,904,006	74	24,501	—	—	24,575
Stock-based compensation	—	—	36,518	—	—	36,518
Dividends declared to common stockholders	—	—	—	(146,262)	—	(146,262)
Repurchase of common stock	(2,712,510)	(68)	(20,277)	(103,095)	—	(123,440)
Employee stock purchase plan	19,584	—	764	—	—	764
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net income attributable to Six Flags Entertainment Corporation	—	—	—	152,506	—	152,506
Net other comprehensive loss, net of tax	—	—	—	—	(7,618)	(7,618)
Balances at September 30, 2015	93,148,699	$2,329	$1,024,823	$(798,695)	$(67,247)	$161,210

Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	2,625,146	65	24,688	—	—	24,753
Stock-based compensation	—	—	96,244	—	—	96,244
Dividends declared to common stockholders	—	—	—	(160,271)	—	(160,271)
Repurchase of common stock	(2,154,205)	(54)	(16,163)	(103,446)	—	(119,663)
Employee stock purchase plan	19,863	1	974	—	—	975
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Net income attributable to Six Flags Entertainment Corporation	—	—	—	116,434	—	116,434
Net other comprehensive loss, net of tax	—	—	—	—	(1,124)	(1,124)
Balances at September 30, 2016	92,041,655	$2,301	$1,147,453	$(1,100,472)	$(67,682)	$(18,400)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$154,859	$190,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,345	78,725
Stock-based compensation	96,244	36,518
Interest accretion on notes payable	322	739
Loss on debt extinguishment	2,377	6,557
Amortization of debt issuance costs	3,331	3,451
Other, including loss on disposal of assets	2,719	4,514
Increase in accounts receivable	(49,458)	(50,113)
Increase in inventories, prepaid expenses and other current assets	(17,260)	(9,452)
Increase in deposits and other assets	(805)	(2,311)
Increase in accounts payable, deferred income, accrued liabilities and other long-term liabilities	49,108	63,880
Decrease in accrued interest payable	(6,252)	(10,487)
Deferred income taxes	60,224	72,717
Net cash provided by operating activities	374,754	385,409

Cash flows from investing activities:
Additions to property and equipment	(101,234)	(91,392)
Property insurance recoveries	320	173
Purchase of identifiable intangible assets	(125)	(29)
Purchase of restricted-use investments, net	(804)	(244)
Proceeds from sale of assets	2,204	163
Net cash used in investing activities	(99,639)	(91,329)

Cash flow from financing activities:
Repayment of borrowings	(333,162)	(702,685)
Proceeds from borrowings	481,000	828,250
Payment of debt issuance costs	(5,737)	(11,898)
Payment of cash dividends	(161,498)	(147,862)
Proceeds from issuance of common stock	25,728	25,339
Stock repurchases	(119,663)	(123,440)
Purchase of redeemable noncontrolling interests	(223)	(1,552)
Distributions to noncontrolling interests	(19,213)	(19,082)
Net cash used in financing activities	(132,768)	(152,930)

Effect of exchange rate on cash	(3,350)	(4,206)

Net increase in cash and cash equivalents	138,997	136,944
Cash and cash equivalents at beginning of period	99,760	73,884
Cash and cash equivalents at end of period	$238,757	$210,828

Supplemental cash flow information
Cash paid for interest	$63,670	$63,246
Cash paid for income taxes	$14,000	$8,539
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
Results of operations for the nine months ended September 30, 2016 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $91.2 million and $88.4 million as of September 30, 2016 and December 31, 2015, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2016 and December 31, 2015, we had no accrued interest and penalties liability.
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
The computation of diluted earnings per share included the effect of 1,951,000 and 2,270,000 dilutive stock options and restricted shares and excluded the effect of 960,000 and 781,000 antidilutive stock options for the three months ended September 30, 2016 and September 30, 2015, respectively. The computation of diluted earnings per share included the effect of 2,116,000 and 2,415,000 dilutive stock options and restricted shares and excluded the effect of 656,000 and 657,000 antidilutive stock options for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Earnings per common share for the three and nine months ended September 30, 2016 and September 30, 2015 was calculated as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income attributable to Six Flags Entertainment Corporation	$102,482	$157,300	$116,434	$152,506

Weighted-average common shares outstanding — basic:	92,204	93,913	92,538	94,201
Effect of dilutive stock options and restricted shares	1,951	2,270	2,116	2,415
Weighted-average common shares outstanding — diluted:	94,155	96,183	94,654	96,616

Earnings per share — basic:	$1.11	$1.67	$1.26	$1.62
Earnings per share — diluted:	$1.09	$1.64	$1.23	$1.58

f.	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights ("DERs") to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2015, our stockholders approved an amendment to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 5,000,000 shares from 28,133,332 shares to 33,133,332 shares.
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
During the year ended December 31, 2011, a performance award was established based on our target to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was issued, resulting in the issuance of 1,511,100 shares and 1,314,000 shares, plus associated DERs, in February 2015 and 2016, respectively. During the nine months ended September 30, 2016, we recognized a reduction in stock-based compensation expense of $1.6 million as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). If the target is achieved in 2017, an aggregate payout under this award to key employees would be approximately 2,400,000 shares but could be more or fewer shares depending on the level of achievement and the timing thereof. For the quarter ended September 30, 2016, it was determined that achievement of the Modified EBITDA performance target is probable by 2017, primarily based on the success of our fall sales campaign for 2017 season passes, memberships and all-season dining pass sales, as well as a growth in deferred revenue along with growth in our business once weather normalized in the second half of the third quarter. As such, in accordance with FASB ASC Topic 718, Stock Compensation, we have accrued $75.7 million, plus an additional $10.1 million for the associated DERs, for stock-based compensation expense related to the 2017 Performance Award as of September 30, 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended September 30, 2016, the total unrecognized compensation expense related to the 2017 Performance Award was $51.2 million, plus approximately $6.9 million for the associated DERs, that will be expensed over the remaining service period.
During the three and nine months ended September 30, 2016 and September 30, 2015, stock-based compensation expense consisted of the following:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Long-Term Incentive Plan	$89,894	$9,728	$95,967	$36,329
Employee Stock Purchase Plan	100	75	277	189
Total Stock-Based Compensation	$89,994	$9,803	$96,244	$36,518
As of September 30, 2016, options to purchase approximately 6,070,000 shares of common stock of Holdings and approximately 12,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 2,609,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying unaudited condensed consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat lunch and dinner any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred income. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of September 30, 2016, deferred income was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will be recognized in 2016 and 2017 and (iv) sponsorship revenue that will primarily be recognized in 2016.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of September 30, 2016 and December 31, 2015, we have recorded an allowance for doubtful accounts of $6.2 million and $2.4 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred income.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. In conjunction with the adoption of ASU 2016-09, which we plan on adopting in the first quarter of 2017, we anticipate a retrospective adjustment to beginning equity and deferred tax liabilities. Additionally, for periods subsequent to the retrospective adjustment, we anticipate adjustments to previously reported amounts for income tax expense and deferred tax liabilities to account for the recognition of the income tax consequences of share-based payment transactions.
In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The amendments in ASU 2016-15 address eight classification issues related to the statement of cash flows:

•	debt prepayment or debt extinguishment costs;

•	settlement of zero-coupon bonds;

•	contingent consideration payments made after a business combination;

•	proceeds from the settlement of insurance claims;

•	proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;

•	distributions received from equity method investees;

•	beneficial interests in securitization transactions; and

•	separately identifiable cash flows and application of the predominance principle.
ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.

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
We record derivative instruments at fair value on our unaudited and audited condensed consolidated balance sheets with the effective portion of all cash flow designated derivatives deferred in other comprehensive income and the ineffective portion, if any, recognized immediately in earnings. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	September 30, 2016	December 31, 2015
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$1,295	$1,372
Interest Rate Swap Agreements - Noncurrent	253	226
	$1,548	$1,598
As of September 30, 2016 and December 31, 2015, we held no derivatives other than derivatives designated as hedging instruments.
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
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2016 and September 30, 2015 were as follows:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Three Months Ended September 30, 2016 and September 30, 2015

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2016	2015	2016	2015
Interest Rate Swap Agreements	$256	$(1,299)	$(441)	$(441)	$—	$—
Total	$256	$(1,299)	$(441)	$(441)	$—	$—
Nine Months Ended September 30, 2016 and September 30, 2015

	Loss Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2016	2015	2016	2015
Interest Rate Swap Agreements	$(1,274)	$(2,971)	$(1,324)	$(1,324)	$—	$—
Total	$(1,274)	$(2,971)	$(1,324)	$(1,324)	$—	$—
As of September 30, 2016, approximately $1.3 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the nine months ended September 30, 2016, no hedge ineffectiveness was recorded for the Interest Rate Swap Agreements.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of September 30, 2016 and December 31, 2015:

	As of
	September 30, 2016		December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$3,840	$3,840	$3,036	$3,036
Interest Rate Swap Agreements liabilities	(1,548)	(1,548)	(1,598)	(1,598)
Long-term debt (including current portion)	(1,652,723)	(1,687,878)	(1,505,528)	(1,510,304)
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). In connection with entering into the Amended and Restated Credit Facility, we fully repaid the outstanding Term Loan B and we recognized a loss on debt extinguishment of $6.6 million. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
On June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. We capitalized $1.0 million of debt issuance costs directly associated with the issuance of this amendment. Additionally, we used $150.0 million of the proceeds from the issuance of the 2024 Notes discussed below to reduce our borrowings under the Amended and Restated Term Loan B and recognized a loss on debt extinguishment of $2.4 million. The paydown of borrowings under the Amended and Restated Term Loan B will eliminate any required quarterly amortization payments thereunder until its final maturity on June 30, 2022.
As of September 30, 2016 and December 31, 2015, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million and $20.1 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2016, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of September 30, 2016 and December 31, 2015, $544.8 million and $696.5 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, with a 0.75% LIBOR floor, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2 for further discussion. As of September 30, 2016, the applicable interest rate on the Amended and Restated Term Loan B was 3.31%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We intend to use the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time. Interest payments of $7.3 million are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment on January 31, 2017, which will be approximately $9.1 million.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $3.8 million and $3.0 million as of September 30, 2016 and December 31, 2015, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-Term Indebtedness Summary
As of September 30, 2016 and December 31, 2015, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2016	December 31, 2015
Amended and Restated Term Loan B	$544,750	$696,500
2021 Notes	800,000	800,000
2024 Notes	300,000	—
HWP Refinance Loan	29,255	29,667
Net discount	(2,297)	(3,281)
Deferred financing costs	(18,985)	(17,358)
Long-term debt and Short-term borrowings	1,652,723	1,505,528
Less current portion	(533)	(7,506)
Total long-term debt	$1,652,190	$1,498,022

5.	Accumulated Other Comprehensive Income (Loss)
Changes in the composition of AOCI during the nine months ended September 30, 2016 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Amounts reclassified from accumulated other comprehensive income (loss)	—	1,324	713	(794)	1,243
Current period other comprehensive (loss) income activity	(2,444)	(1,274)	—	1,351	(2,367)
Balances at September 30, 2016	$(27,244)	$(1,548)	$(49,059)	$10,169	$(67,682)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and nine months ended September 30, 2016 and September 30, 2015:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI		September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
				(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$441	$441	$1,324	$1,324
	Income tax expense	(171)	(175)	(516)	(523)
	Net of tax	$270	$266	$808	$801

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$219	$205	$713	$675
	Income tax expense	(86)	(82)	(278)	(267)
	Net of tax	$133	$123	$435	$408

Total reclassifications		$403	$389	$1,243	$1,209

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $68.3 million in 2016 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2016, our share of the distribution will be approximately $29.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2016 is $343.0 million in the case of SFOG and $392.5 million in the case of SFOT. As of September 30, 2016, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.065 units from the Georgia partnership for approximately $0.2 million in May 2016. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.500 units from the Georgia partnership for approximately $1.6 million in May 2015. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2017 at both parks will be approximately $420.7 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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
We incurred $14.8 million of capital expenditures at these parks during the 2015 season and intend to incur approximately $26.0 million of capital expenditures at these parks for the 2016 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.8 million of cash in 2015 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2016 and December 31, 2015, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

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
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

lawsuit, we intend to install at Six Flags Magic Mountain an on-site infiltration basin to retain, manage and infiltrate stormwater runoff from the park in certain instances.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. We have previously expensed the full amount of our $2.5 million self-insurance retention plus estimated litigation costs in connection with this incident. On October 24, 2014, the litigation was dismissed without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to 2 years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss, and allowed the case to proceed, however we intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
Tax and Other Contingencies
As of September 30, 2016 and December 31, 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of September 30, 2016 and December 31, 2015, redeemable noncontrolling interests in the Partnership Parks was $454.7 million and $435.7 million, respectively.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)
Balance at December 31, 2015	$435,721
Purchase of redeemable units	(223)
Fresh start accounting fair market value adjustment for purchased units	(36)
Net income attributable to noncontrolling interests	38,425
Distributions to noncontrolling interests	(19,213)
Balance at September 30, 2016	$454,674
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the partnership units as of September 30, 2016 and December 31, 2015 was approximately $420.7 million and $420.9 million, respectively.

8.	Business Segments

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measure used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks.
The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$121,694	$176,383	$154,859	$190,671
Interest expense, net	21,166	19,206	60,814	56,731
Income tax expense	55,651	92,821	72,850	84,051
Depreciation and amortization	27,393	26,348	79,345	78,725
Corporate expenses	9,674	18,082	37,366	41,524
Stock-based compensation	89,994	9,803	96,244	36,518
Non-operating park level expense (income), net:
Loss on disposal of assets	799	1,991	913	4,224
Loss on debt extinguishment	—	—	2,377	6,557
Other expense (income), net	1,318	400	2,009	(79)
Park EBITDA	$327,689	$345,034	$506,777	$498,922
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the nine months ended September 30, 2016 and September 30, 2015:

	Domestic	Foreign	Total
2016	(Amounts in thousands)
Long-lived assets	$2,116,275	$83,629	$2,199,904
Revenues	997,854	82,230	1,080,084
Income before income taxes	208,396	19,313	227,709
2015
Long-lived assets	$2,122,921	$80,345	$2,203,266
Revenues	961,492	84,989	1,046,481
Income before income taxes	250,524	24,198	274,722

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Service cost	$600	$400	$1,800	$1,600
Interest cost	2,209	2,258	6,693	6,859
Expected return on plan assets	(3,129)	(3,364)	(9,362)	(10,075)
Amortization of net actuarial loss	219	205	713	675
Total net periodic benefit	$(101)	$(501)	$(156)	$(941)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Discount rate	4.10%	3.80%	4.10%	3.80%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During the nine months ended September 30, 2016 and September 30, 2015, we made pension contributions of $6.0 million.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings utilized the remaining availability under the November 2013 Stock Repurchase Plan in August 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of October 21, 2016, Holdings had repurchased 1,202,000 shares at a cumulative price of approximately $65.7 million and an average price per share of $54.68 under the June 2016 Stock Repurchase Plan, leaving approximately $434.3 million available for permitted repurchases.
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
The results of operations for the nine months ended September 30, 2016 and September 30, 2015 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 54% and 55% of total revenues during the nine months ended September 30, 2016 and September 30, 2015, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2016, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 2% increase in attendance coupled with a 1% increase in total revenue per capita (representing total revenue divided by total attendance), partially offset by the negative foreign currency impact related to the weaker Mexican Peso and Canadian Dollar. Our cash operating costs increased primarily as a result of (i) an increase in salary and wage expenses, driven by statutory and market-based wage rate increases, (ii) an increase in credit card processing fees and operating taxes related to our increased revenue and (iii) an increase in insurance and international development costs. These increases were partially offset by savings in advertising and other operating costs as well as the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
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

Results of Operations
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table sets forth summary financial information for the three months ended September 30, 2016 and September 30, 2015:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2016	September 30, 2015
Total revenue	$557,599	$575,261	(3)%
Operating expenses	151,169	152,728	(1)%
Selling, general and administrative	134,132	61,895	117%
Costs of products sold	44,277	43,489	2%
Depreciation and amortization	27,393	26,348	4%
Loss on disposal of assets	799	1,991	(60)%
Interest expense, net	21,166	19,206	10%
Other expense, net	1,318	400	N/M
Income before income taxes	177,345	269,204	(34)%
Income tax expense	55,651	92,821	(40)%
Net income	121,694	176,383	(31)%
Less: Net income attributable to noncontrolling interests	(19,212)	(19,083)	1%
Net income attributable to Six Flags Entertainment Corporation	$102,482	$157,300	(35)%

Other Data:
Attendance	12,599	12,917	(2)%
Total revenue per capita	$44.26	$44.53	(1)%
Revenue
Revenue for the three months ended September 30, 2016 totaled $557.6 million, a decrease of $17.7 million, or 3%, compared to $575.3 million for the three months ended September 30, 2015. The decrease in revenue is primarily attributable to a 2% decrease in attendance primarily related to the adverse impact of unfavorable weather in July and early August coupled with a 1% decrease in total revenue per capita, calculated as total revenue divided by attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $42.23 during the three months ended September 30, 2016 from $42.87 during the three months ended September 30, 2015. Per capita guest spending was adversely impacted by (i) a substantially higher mix of season pass holder and member attendance, which put downward pressure on per capita spending, and (ii) the continued weakening of the Mexican Peso and the Canadian Dollar.
Admissions revenue per capita decreased $0.50, or 2%, during the three months ended September 30, 2016 relative to the comparable period in the prior year. The decrease in admissions revenue per capita was primarily driven by the substantially higher mix of season pass holder and member attendance and the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, admissions revenue per capita decreased $0.40 or 2%. Non-admissions revenue per capita decreased $0.14 or 1% during the three months ended September 30, 2016 relative to the comparable period in the prior year, primarily as a result of the higher percentage of season pass holder and member attendance previously discussed and the adverse impact of the weakened Mexican Peso and Canadian Dollar. On a constant currency basis, non-admissions revenue per capita decreased $0.04, or less than 1%, during the three months ended September 30, 2016.
Operating Expenses
Operating expenses for the three months ended September 30, 2016 decreased $1.6 million, or 1%, relative to the comparable period in the prior year, primarily as a result of a decrease in salaries, wages and benefits along with the continued

weakening of the Mexican Peso and Canadian Dollar, which favorably impacted operating expenses. These savings were partially offset by increases in operating taxes, credit card processing fees and outside professional services.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2016 increased $72.2 million, or 117%, compared to the three months ended September 30, 2015, primarily as a result of (i) a net increase in incentive based compensation expense resulting primarily from the 2017 Performance Award, which we began recognizing and accruing during the three months ended September 30, 2016, as achievement of this award is now deemed probable, (ii) an increase in salaries, wages and benefits and (iii) an increase in expenses related to our growing international development operations. These increases were partially offset by a reduction in advertising costs and the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Cost of products sold
Cost of products sold in the three months ended September 30, 2016 increased $0.8 million, or 2%, compared to the three months ended September 30, 2015, primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the three months ended September 30, 2016 increased relative to the comparable period in the prior year, primarily as a result of product mix including the increase in our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2016 increased $1.0 million, or 4%, compared to the three months ended September 30, 2015, primarily as a result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2016 decreased $1.2 million compared to the same period in the prior year, primarily as a result of a gain recognized on the sale of underutilized assets in the current year.
Interest expense, net
Interest expense, net increased $2.0 million, or 10%, for the three months ended September 30, 2016 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the Amended and Restated Revolving Loan and the 2024 Notes.
Income Tax Expense
Income tax expense was $55.7 million for the three months ended September 30, 2016 compared to $92.8 million for the three months ended September 30, 2015. The change in income tax expense is primarily the result of a reduction of income before income taxes resulting from the recognition of 2017 Performance Award in the quarter.

Results of Operations
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table sets forth summary financial information for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2016	September 30, 2015
Total revenue	$1,080,084	$1,046,481	3%
Operating expenses	387,376	368,861	5%
Selling, general and administrative	229,106	171,884	33%
Costs of products sold	90,435	84,856	7%
Depreciation and amortization	79,345	78,725	1%
Loss on disposal of assets	913	4,224	(78)%
Interest expense, net	60,814	56,731	7%
Loss on extinguishment of debt	2,377	6,557	(64)%
Other expense (income), net	2,009	(79)	N/M
Income before income taxes	227,709	274,722	(17)%
Income tax expense	72,850	84,051	(13)%
Net income	154,859	190,671	(19)%
Less: Net income attributable to noncontrolling interests	(38,425)	(38,165)	1%
Net income attributable to Six Flags Entertainment Corporation	$116,434	$152,506	(24)%

Other Data:
Attendance	23,778	23,353	2%
Total revenue per capita	$45.42	$44.81	1%
Revenue
Revenue for the nine months ended September 30, 2016 totaled $1,080.1 million, an increase of $33.6 million, or 3%, compared to $1,046.5 million for the nine months ended September 30, 2015. The increase in revenue was primarily attributable to (i) a 2% increase in attendance driven by strong season pass and membership sales coupled with a 1% increase in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased to $42.58 during the nine months ended September 30, 2016 from $42.43 during the nine months ended September 30, 2015. The increase in per capita guest spending was primarily driven by (i) the continued success of our all-season dining pass, (ii) modest ticket price increases on all ticket types and (iii) post-twelve month ongoing membership payments. These increases were partially offset by a higher mix of season pass and member attendance and the continued weakening of the Mexican Peso and Canadian Dollar.
Admissions revenue per capita increased $0.06, during the nine months ended September 30, 2016 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by ticket price increases on all ticket types and membership revenue for memberships past the initial twelve-month term during which time members continue to pay their membership fees on a month-to-month basis, partially offset by a higher mix of season pass and membership attendance and the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, admissions revenue per capita increased $0.24, or 1%. Non-admissions revenue per capita increased $0.09 during the nine months ended September 30, 2016 relative to the comparable period in the prior year, primarily as a result of an increase in food and beverage sales driven by the continued success of our all-season dining pass, partially offset by the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, non-admissions revenue per capita increased $0.27, or 2%.

Operating Expenses
Operating expenses for the nine months ended September 30, 2016 increased $18.5 million, or 5%, relative to the comparable period in the prior year, primarily as a result of increases in statutory and market-based wage rates as well as an increase in credit card processing fees and operating taxes related to our increased revenue. These increases were partially offset by a decrease in utility and other operating costs, as well as the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2016 increased $57.2 million, or 33%, compared to the nine months ended September 30, 2015, primarily as a result of (i) a net increase in incentive based compensation expense resulting primarily from the 2017 Performance Award, which we began recognizing and accruing during the three months ended September 30, 2016, as achievement of this award is now deemed probable, (ii) an increase in insurance costs and (iii) an increase in expenses related to our growing international development business. These increases were partially offset by a reduction in advertising costs, as well as the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Cost of products sold
Cost of products sold in the nine months ended September 30, 2016 increased $5.6 million, or 7%, compared to the nine months ended September 30, 2015, primarily as a result of the increase in food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the nine months ended September 30, 2016 increased relative to the comparable period in the prior year, primarily as a result of product mix including the increase in our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended September 30, 2016 increased $0.6 million, or 1%, compared to the nine months ended September 30, 2015. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2016 decreased $3.3 million, primarily as a result of the sale of underutilized assets in the current year, coupled with the disposal of fewer assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $4.1 million, or 7%, for the nine months ended September 30, 2016 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the Amended and Restated Revolving Loan and to a lesser degree the 2024 Notes.
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
Income Tax Expense
Income tax expense was $72.9 million for the nine months ended September 30, 2016 compared to an income tax expense of $84.1 million for the nine months ended September 30, 2015. The change in income tax expense is primarily the result of a decrease in income before income taxes.
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

In November 2015, Holdings' Board of Directors increased the quarterly cash dividend from $0.52 per share of common stock to $0.58 per share of common stock. During the nine months ended September 30, 2016 and September 30, 2015, Holdings paid $161.5 million and $147.9 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $215.0 million in total cash dividends on our common stock for the 2016 calendar year.
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings utilized the remaining availability under the November 2013 Stock Repurchase Plan in August of 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of October 21, 2016, Holdings had repurchased 1,202,000 shares at a cumulative price of approximately $65.7 million and an average price per share of $54.68 under the June 2016 Stock Repurchase Plan, leaving approximately $434.3 million available for permitted repurchases.
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

As of September 30, 2016, our total indebtedness, net of discount and deferred financing costs, was approximately $1,652.7 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2017, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes and the 2024 Notes, we anticipate annual cash interest payments of approximately $70 million and $85 million during 2016 and 2017, respectively. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of September 30, 2016, we had approximately $238.8 million of unrestricted cash and $230.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2016 calendar year plus a portion of an additional $15 million to $18 million for attractions and other improvements for a major expansion of the waterpark located in Oaxtepec, Mexico for which our public bid was accepted by the Mexican Social Security Institute in February 2016. The waterpark is expected to open to the public in early 2017 and the remaining portion of the $15 million to $18 million in planned improvements will be incurred in addition to our 2017 planned capital expenditures.
During the nine months ended September 30, 2016, net cash provided by operating activities was $374.8 million. Net cash used in investing activities during the nine months ended September 30, 2016 was $99.6 million, consisting primarily of $101.2 million in capital expenditures, partially offset by $2.2 million of proceeds received from the disposal of assets. Net cash used by financing activities during the nine months ended September 30, 2016 was $132.8 million, primarily attributable to the payment of $161.5 million in cash dividends and the repurchase of shares of Holdings' common stock totaling $119.7 million, partially offset by the proceeds from the 2024 Notes, of which $150 million was used to reduce our borrowings under the Amended and Restated Term Loan B.
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
Contractual Obligations
Since December 31, 2015, there have been no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business, except with respect to the issuance of the 2024 Notes and the amendment to the Amended and Restated Credit Facility as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of September 30, 2016:

	Payment Due by Period
(Amounts in thousands)	2016	2017-2018	2019-2020	2021 and beyond	Total
Long term debt — including current portion (1)	$94	$29,161	$—	$1,644,750	$1,674,005
Interest on long-term debt (2)	5,558	156,869	150,626	106,057	419,110

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2016, there have been no material changes in our market risk exposure from that disclosed in the 2015 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2015 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2016, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2015 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2016.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss, and allowed the case to proceed, however we intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

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
On November 20, 2013, Holdings announced that its Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings utilized the remaining availability under the November 2013 Stock Repurchase Plan in August of 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of October 21, 2016, Holdings had repurchased 1,202,000 shares at a cumulative price of approximately $65.7 million and an average price per share of $54.68 under the June 2016 Stock Repurchase Plan, leaving approximately $434.3 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended September 30, 2016 under the November 2013 and June 2016 Stock Repurchase Plans:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 - July 31	100,000	$56.69	100,000	$504,202,000
Month 2	August 1 - August 31	1,276,599	$54.76	1,276,599	$434,300,000
Month 3	September 1 - September 30	—	$—	—	$434,300,000
		1,376,599	$54.90	1,376,599	$434,300,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 26, 2016	/s/ John M. Duffey
John M. Duffey
President and Chief Executive Officer, Director

Date:	October 26, 2016	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith