Form 10-K
period 2016-12-31
Six Flags Entertainment Corp
filed 2017-02-23
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2016 or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4,317.2 million based on the closing price ($57.95) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
On February 16, 2017, there were 91,228,790 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2017 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2016 fiscal year.

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
Introduction
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City and one is located in Montreal, Canada. Our U.S. theme parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2016. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 175 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.
Our parks occupy approximately 4,500 acres of land, and we own approximately 800 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2016, our parks offered approximately 830 rides, including over 135 roller coasters, making us the leading provider of "thrill rides" in the industry.
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the U.S. and foreign countries throughout the world. To capitalize on this name recognition, 16 of our parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded theme parks outside of North America.
We hold exclusive long-term licenses for theme park usage of certain Warner Bros. and DC Comics characters throughout the U.S. (except the Las Vegas metropolitan area), Canada, Mexico and other countries. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman, The Joker and others. In addition, we have certain rights to use the Hanna-Barbera and Cartoon Network characters, including Yogi Bear, Scooby-Doo, The Flintstones and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park sales.
We believe that our parks benefit from limited direct theme park competition. A limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, long development lead-time and zoning restrictions provides each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would cost $400 million to $600 million and would take a minimum of three years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.

Description of Parks
The following chart summarizes key business information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and water park and approximately 300 acres of potentially developable land	Washington, D.C. (7) Baltimore (26)	8.4 million—50 miles 14.0 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 125 miles Busch Gardens / Williamsburg, VA / 175 miles
Six Flags Discovery Kingdom Vallejo, CA	135 acres—theme park plus marine and land animal exhibits	San Francisco / Oakland (6) Sacramento (20)	6.5 million—50 miles 12.1 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme and water park	Houston (8) San Antonio (31) Austin (39)	2.5 million—50 miles 4.8 million—100 miles	Sea World of Texas / San Antonio, TX / 15 miles Schlitterbahn / New Braunfels, TX / 33 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and water park and approximately 456 acres of potentially developable land	New York City (1) Philadelphia (4)	13.8 million—50 miles 29.6 million—100 miles	Hershey Park / Hershey, PA / 150 miles Dorney Park / Allentown, PA / 75 miles Morey's Piers Wildwood / Wildwood, NJ / 97 miles Coney Island / Brooklyn, NY / 77 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (35)	8.8 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several water parks / Wisconsin Dells Area / 170 miles
Six Flags St. Louis Eureka, MO	323 acres—combination theme and water park and approximately 20 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and water park on 250 acres and 12 acres, respectively	Los Angeles (2)	10.5 million—50 miles 18.9 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm /
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Soak City USA /
Buena Park, CA / 50 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.1 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 14 miles La Feria / Mexico City, Mexico / 11 miles
Six Flags New England Agawam, MA	262 acres—combination theme and water park	Boston (9) Hartford / New Haven (30) Providence (52) Springfield (114)	3.4 million—50 miles 16.5 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme and water park on 283 acres and water park on 69 acres	Atlanta (10)	5.8 million—50 miles 8.9 million—100 miles
Georgia Aquarium /
Atlanta, GA / 20 miles

Carowinds /
Charlotte, NC / 250 miles

Alabama Splash Adventures /
Birmingham, AL / 160 miles

Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles

Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	7.1 million—50 miles 8.3 million—100 miles
Sea World of Texas /
San Antonio, TX / 285 miles

NRH2O Waterpark /
North Richland Hills, TX / 13 miles

The Great Wolf Lodge /
Grapevine, TX / 17 miles

Hawaiian Falls Waterparks /
Multiple Locations / 15 - 35 miles

La Ronde Montreal, Canada	146 acres—theme park	N/A	4.4 million—50 miles 6.1 million—100 miles	Quebec City Waterpark / Quebec City, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario / 370 miles
The Great Escape and Splashwater Kingdom / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and water park, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (59)	1.1 million—50 miles 3.1 million—100 miles	Darien Lake / Darien Center, NY / 311 miles
________________________________________

*	Based on a September 24, 2016 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In 1998, we acquired the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC"). In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to the Partnership Parks. These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2016, our share of the distribution will be approximately $30.4 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2016, is $374.6 million in the case of SFOG and $433.8 million in the case of SFOT. As of December 31, 2016, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.0% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $461.8 million. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.065 units from the Georgia partnership for approximately $0.2 million in May 2016. With respect to the 2016 "put" obligations, no borrowing occurred. The $350 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility (as defined in "Management's Discussion and Analysis - Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report) is available for borrowing for future "put" obligations if necessary.
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
We incurred $27.8 million of capital expenditures at these parks during the 2016 season and intend to incur approximately $17.0 million of capital expenditures at these parks for the 2017 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The two partnerships generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to SFI or Holdings, as the case may be. As of December 31, 2016 and 2015, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

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
During 2013 we launched a monthly membership program. Season pass and membership sales establish an attendance base in advance of the season, reducing exposure to inclement weather and providing other benefits. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2016, 2015 and 2014 seasons, season pass and membership attendance constituted approximately 60%, 56% and 50%, respectively, of the total attendance at our parks.
At times we offer discounts on season passes, multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations.
We also implement promotional programs as a means of targeting specific market segments and locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, direct mail, telemarketing, direct-response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket.
Licenses
We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the U.S. (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition, certain Hanna-Barbera characters including Yogi Bear, Scooby-Doo and The Flintstones are available for our use at certain of our theme parks. In addition to annual license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. and Hanna-Barbera have the right to terminate their license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.
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
Each park president directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and promotion, sponsorships, human resources and finance. Finance directors at our parks report to a corporate senior vice president of the Company, and with their support staff provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and free cash flow.
Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events, such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.
Capital Improvements and Other Initiatives
We regularly make capital investments, primarily for new rides and attractions in our parks that total approximately 9 percent of revenues annually. We purchase both new and used rides and attractions. On occasion we also relocate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.
During 2016, we (i) added a new hybrid roller coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ii) introduced 3D interactive dark ride attractions at Six Flags Great America (Gurnee, IL) and Six Flags Mexico (Mexico City, Mexico); (iii) added a 4D free fly coaster at Six Flags Great Adventure (Jackson, NJ); (iv) introduced a new look and virtual reality experience for the world's first 360 degree coaster during its 40th Anniversary at Six Flags Magic Mountain (Valencia, CA) and Superman the Ride at Six Flags New England (Agawam, MA); (v) debuted looping coasters at Six Flags Fiesta Texas (San Antonio, TX), Six Flags St. Louis (Eureka, MO), Six Flags New England (Agawam, MA) and The Great Escape (Queensbury, NY); (vi) added new themed kids areas at Six Flags Over Georgia (Austell, GA); (vii) added three new thrilling family rides to the Gotham City area at Six Flags Over Texas (Arlington, TX); (viii) added an interactive water play structure at Six Flags America (outside Washington, D.C.); (ix) added two new thrilling rides and ran the Vampire coaster backwards at La Ronde (Montreal, Canada); (x) debuted Holiday in the Park® at Six Flags America (outside Washington, D.C.) and Six Flags St. Louis (Eureka, MO); (xi) introduced virtual reality experiences at all of our U.S. theme parks plus our park in Montreal; and (xii) added a variety of rides, shows and attractions at several of our water parks.
Planned initiatives for 2017 include (i) adding a 3D interactive dark ride at Six Flags Magic Mountain (Valencia, CA), Six Flags Great Adventure (Jackson, NJ), and Six Flags Over Georgia (Austell, GA); (ii) adding a 4D free fly coaster at Six Flags Over Texas (Arlington, TX), Six Flags Great America (Gurnee, IL) and Six Flags New England (Agawam, MA); (iii) adding a twenty-four story extreme swing ride at Six Flags America (outside Washington, D.C.); (iv) adding a massive pendulum-shaped thrill ride at La Ronde (Montreal, Canada) and Six Flags Discovery Kingdom (Vallejo, CA); (v) introducing North America’s first rocket blast water coaster and a new Mardi Gras® Festival special event at Six Flags Fiesta Texas (San Antonio, TX); (vi) introducing a five story spinning flat ride at Six Flags St. Louis (Eureka, MO); (vii) adding dueling water body slides at The Great Escape and Splashwater Kingdom (Queensbury, NY); (viii) adding a multi-dimensional virtual reality roller coaster as well as a new Mardi Gras® Festival special event to Six Flags Mexico (Mexico City, Mexico); and (iv) introducing our nineteenth park, Six Flags Hurricane Harbor Oaxtepec (Oaxtepec, Mexico).
In addition to new rides and attractions, we make other capital improvements. We generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience. Each year we invest in our information technology infrastructure, which helps enhance our operational efficiencies. Maintenance capital expenditures are planned on an annual basis with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.
Also during 2017, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.
International Licensing
We have signed agreements to assist third parties in the development and management of Six Flags-branded theme parks outside of North America. As compensation for exclusivity and brand licensing rights, and design, development and management services, we receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public. The agreements do not require us to make any capital investments in the parks.
Maintenance and Inspection
Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park's operations. Potential risks to employees and staff as well as to the public are evaluated. In addition, contingency response plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them where necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. A large portion of our full-time workforce devote substantially all of their time to maintaining the parks and our rides and attractions. We use a computerized maintenance-management system across all of our domestic parks to assist us in executing our maintenance programs.
In addition to the performance of our internal maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports, and include suggestions on various aspects of park operations. In certain states, state inspectors conduct additional annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at all of our water parks to train lifeguards and audit safety procedures.
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The "All Risks" property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2017. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
Seasonality
Our operations are highly seasonal, with approximately 70% to 75% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.
Environmental and Other Regulations
Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.
Portions of the undeveloped areas at certain of our parks are classified as wetlands. Accordingly, we may need to obtain governmental permits and other approvals prior to conducting development activities that affect these areas and future development may be prohibited in some or all of these areas. Additionally, the presence of wetlands in portions of our undeveloped land could adversely affect our ability to dispose of such land and/or the price we receive in any such disposition.
Philanthropy and Community Relations
We believe it is important to support the communities in which our parks are located. We partner with charitable organizations throughout North America whose mission aligns with our goal of bringing joy and thrills to families and children. Through our Read to Succeed program, we support academic achievement and seek to improve literacy by encouraging students to engage in recreational reading, and award free admission to eligible participants in the program. Most of our full-time employees spend at least an entire day each year volunteering on projects in their local communities to help others including distributing food to those in need, improving community centers and building or repairing homes. In addition, we sponsor toy drives, book drives, food drives and blood donation drives at our parks, and are committed to honoring the service of the U.S. military personnel and their families by offering complimentary and/or reduced admission to our parks. We also maintain a program in which we make a concerted effort to interview and hire U.S. military veterans. We also host special events to support various philanthropies whose mission focuses on improving health or supporting those affected by natural disasters.
Employees
As of December 31, 2016, we employed approximately 2,000 full-time employees, and over the course of the 2016 operating season we employed approximately 45,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 18% of our full-time and approximately 10% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2017 (Six Flags Magic Mountain and one union at Six Flags Great Adventure), January 2018 (Six Flags Over Texas and the other union at Six Flags Great Adventure), December 2019 (Six Flags Over Georgia), and January 2020 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2017 (currently under negotiation) through December 2022. The labor agreement for Six Flags Discovery Kingdom was terminated effective January 1, 2016 following an NLRB supervised election in which employees voted to cease their relationship with the union. We consider our employee relations to be good.
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

Name	Age	Title
James Reid-Anderson*	57	Executive Chairman
John M. Duffey*	56	President and Chief Executive Officer
Lance C. Balk*	59	General Counsel
Marshall Barber*	53	Chief Financial Officer
Kathy Aslin	41	Senior Vice President, Human Resources
Danielle J. Bernthal	39	Senior Vice President, Assistant General Counsel
Mario Centola*	46	Vice President and Chief Accounting Officer
Walter S. Hawrylak*(a)	69	Senior Vice President, Administration
Michael S. Israel	50	Senior Vice President and Chief Information Officer
Tom Iven	58	Senior Vice President, U.S. Park Operations
Nancy A. Krejsa(a)	58	Senior Vice President, Investor Relations
David McKillips	45	Senior Vice President, In-Park Services
John Odum	59	Senior Vice President, International Park Operations
Brett Petit*	53	Senior Vice President, Marketing and Sales
Stephen R. Purtell	50	Senior Vice President, Investor Relations and Treasurer
Leonard A. Russ	43	Senior Vice President, Strategic Planning and Analysis
________________________________________

*	Executive Officers

(a)	Retiring effective February 28, 2017
James Reid-Anderson was named Executive Chairman of Six Flags Entertainment Corporation in February 2016. From August 2010 to February 2016, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Six Flags and under his leadership the company set a new strategic direction and achieved all time high guest and employee satisfaction ratings, significant operational improvements and a seven-fold increase in its share price. Mr. Reid-Anderson had previously served as Chairman, President and Chief Executive Officer of Dade Behring Inc., a manufacturer and distributor of medical diagnostics equipment and supplies, where he drove a tenfold increase in the company’s share price along with significant employee morale improvements and customer satisfaction increases, all achieving record levels. Mr. Reid-Anderson negotiated the sale of Dade Behring to Siemens in 2007 and subsequently assumed various roles including becoming a member of Siemens AG’s managing board and Chief Executive Officer of Siemens’ $20 billion Healthcare Sector. Earlier in his career Mr. Reid-Anderson held roles of increasing responsibility at PepsiCo, Diageo and Mobil, and as adviser to Apollo Management L.P., a private equity firm. Mr. Reid-Anderson is a fellow of the Association of Chartered Certified Accountants, U.K. and holds a Bachelor of Commerce degree from the Birmingham University, U.K.
John M. Duffey was named President and Chief Executive Officer, and a director of Six Flags in February 2016. From September 2010 to February 2016, Mr. Duffey served as Chief Financial Officer of Six Flags. Mr. Duffey previously served as Executive Vice President and Chief Integration Officer of Siemens Healthcare Diagnostics from November 2007 to January 2010, and was responsible for leading the integration of Siemens Medical Solutions Diagnostics and Dade Behring. Prior to Dade Behring's acquisition by Siemens AG, from 2001 to November 2007, Mr. Duffey served as the Executive Vice President and Chief Financial Officer of Dade Behring, where he negotiated and led the company through a debt restructuring and entry into the public equity market. Prior to joining Dade Behring, Mr. Duffey was with Price Waterhouse in the Chicago and Detroit practice offices as well as the Washington D.C. National Office. Mr. Duffey holds a B.A. degree in Accounting from Michigan State University.
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

Marshall Barber was named Chief Financial Officer of Six Flags in February 2016 and is responsible for the finance and information technology functions in the company. Mr. Barber previously served as Vice President of Business Planning for Six Flags from July 2006 to February 2016. He also held various other park-level and corporate-level financial positions since joining Six Flags in October 1996. Prior to joining Six Flags, Mr. Barber held financial positions at FoxMeyer Drug and G. D.

Searle from 1994 to 1996 and with Electrocom Automation from 1989 to 1994. Mr. Barber holds a B.B.A. degree in Finance from the University of Texas at Arlington and an M.B.A. from Texas Christian University.

Kathy Aslin was named Senior Vice President, Human Resources of Six Flags in January 2017 and is responsible for developing and implementing strategies to support the company’s overall human resources vision including organizational design, leadership development, employee training and education, compensation and benefits, talent acquisition, and employee relations. Ms. Aslin began her career at Six Flags in 1998 as a seasonal summer intern and over the years held a number of management positions in Admissions, Guest Relations, Finance, Human Resources, In-Park Services, Corporate Marketing and Human Resources. Ms. Aslin holds a Bachelors of Business Administration degree from St. Gregory’s University and a Masters of Business Administration from the University of Texas at Dallas.

Danielle J. Bernthal was named Senior Vice President, Assistant General Counsel of Six Flags in January 2017. Ms. Bernthal previously served as Vice President, Assistant General Counsel for the company from June 2006 to January 2017. Prior to joining Six Flags, Ms. Bernthal was an associate at the law firm Willkie Farr & Gallagher LLP in the corporate and financial services department. Ms. Bernthal holds a J.D. from Brooklyn Law School, and a B.S. from Cornell University.

Mario Centola was named Vice President and Chief Accounting Officer of Six Flags in February 2016 and is responsible for overseeing Six Flags' accounting function. Mr. Centola has held a number of financial management positions within Six Flags beginning in 2001 before being named Director of Planning and Analysis in December 2008. Mr. Centola has also worked for SeaWorld and Herschend Family Entertainment. Mr. Centola holds a B.S. degree in Finance from Miami University and a Masters degree in both Business Administration and Information Systems from The University of Akron.
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
Tom Iven was named Senior Vice President, U.S. Park Operations in April 2014 and is responsible for the management of all of the Company's parks in the U.S. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. From 2010 until 2014, Mr. Iven was the Senior Vice President, Park Operations and was responsible for the management of the Company's parks in the Western region as well as the oversight of engineering, maintenance and operating efficiency programs for all Six Flags parks. Mr. Iven holds a B.S. degree from Missouri State University.
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
David McKillips was named Senior Vice President, In-Park Services of Six Flags in January 2016 and is responsible for culinary, retail, games, rentals, parking and other services offered throughout the Company's parks. From September 2010 to January 2016, Mr. McKillips served as Senior Vice President, Corporate Alliances of Six Flags and was responsible for managing corporate sponsorships, media networks and licensed promotions. Mr. McKillips has 21 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President of Advertising & Custom

Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world's most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at SeaWorld in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a B.A. degree in Speech Communication from the University of Georgia.
John Odum was named Senior Vice President, International Park Operations of Six Flags in April 2014 and is responsible for the development and management of all parks outside of the U.S. Additionally, he oversees the corporate design, engineering, maintenance, operations, aquatics, and entertainment functions for all parks. Mr. Odum began his career with Six Flags in 1974 where he held multiple supervisory and management positions within the areas of entertainment, rides, park services, security, admissions, food service, merchandise, games and attractions and finance. Additionally, Mr. Odum has served as the Park President at Six Flags St. Louis, Six Flags Fiesta Texas and Six Flags Over Georgia. In 2003, he moved into an Executive Vice President role overseeing all operations for the 10 central division parks while also assuming company-wide responsibilities for maintenance, engineering and capital spending administration. From 2010 to April 2014, Mr. Odum was Senior Vice President, Park Operations and was responsible for the management of the Company's parks in the Eastern region as well as the oversight of operations, entertainment and design for all Six Flags parks. Mr. Odum holds a B.S. degree in Business Management from Presbyterian College.
Brett Petit was named Senior Vice President, Marketing and Sales of Six Flags in June 2010 and is responsible for all aspects of the Company's marketing strategy, advertising, promotions, group sales, online marketing, corporate sponsorships, media networks and licensed promotions. Over the course of his 34 years of experience in the theme and water park industry, Mr. Petit has managed marketing strategy for more than 65 different theme parks, water parks and family entertainment centers across the country. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. degree in Marketing from University of South Florida.
Stephen R. Purtell was named Senior Vice President, Investor Relations and Treasurer of Six Flags in October 2016 and is responsible for investor relations and treasury. Mr. Purtell previously served as Vice President, Business Development and Treasurer for Six Flags from July 2012 to October 2016. Prior to joining Six Flags, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning & Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point, an M.B.A. from the Wharton School of the University of Pennsylvania, and is a CPA.
Leonard A. Russ was named Senior Vice President, Strategic Planning and Analysis of Six Flags in February 2016. Since October 2010 Mr. Russ was Vice President and Chief Accounting Officer of Six Flags where he was responsible for overseeing Six Flags' accounting function and the finance functions of the western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within Six Flags before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a Bachelors of Business Administration degree in Accounting from the University of Texas at Arlington.
Available Information
Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at www.investors.sixflags.com. References to our website in this Annual Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.
Our website, www.investors.sixflags.com, also includes items related to corporate governance matters including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

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
Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have had a negative effect on consumers' discretionary income and consumer confidence and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. Both attendance and guest spending at our parks are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.
Additionally, difficult economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers, the funding of our lines of credit, or payment by our international licensing partners. Changes in exchange rates for foreign currencies could reduce international demand for our products, increase our labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue we earn in other markets.
Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including through capital investments to improve existing parks, rides, attractions and shows, as well as in-park services and product offerings. Our business strategy for growth may also include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as licensing arrangements, joint ventures and partnerships that allow us to profitably expand our business and leverage our brand. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. Our business strategy for growth also requires the other parties to our licensing arrangements, joint ventures and partnerships to perform their obligations. The success of any acquisitions also depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.
We may not obtain the desired improvements in operational and financial performance established in our aspirational goals, including those related to Project 600 and Project 750.
From time to time we establish aspirational goals for our operational and financial performance, including the "Project 600" goal established in 2014 to achieve Modified EBITDA of $600 million by 2017 and the "Project 750" goal established during the fourth quarter of 2016 to achieve Modified EBITDA of $750 million by 2020. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals in the timeframe in which we seek to achieve them or at all.
Local conditions, events, natural disasters, disturbances, contagious diseases and terrorist activities can adversely impact park attendance.

Lower attendance at our parks may be caused by various local conditions, events, weather, contagious diseases or natural disasters. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect our image. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations.
Terrorist alerts and threats of future terrorist activities may adversely affect attendance at our parks. We cannot predict what effect any further terrorist activities that may occur in the future may have on our business, financial condition or results of operations.
A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.

We rely extensively on our computer systems to manage and maintain the privacy of guest data and our financial and business data, summarize and analyze results, manage and account for inventory, and on continued and unimpeded access to the Internet to use our computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses and malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories, engage in additional promotional activities to retain our guests, and encounter lost guest confidence, which could adversely affect our results of operations.

If our efforts to protect the security of information about our guests and employees and our internal data are unsuccessful, we may face costly litigation and our revenue and our reputation could suffer.

An important component of our business involves the receipt and storage of information about our guests as well as maintaining our internal business data.  We have, and require certain of our vendors to have, programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors, and vendors.  Like many other companies, from time to time, both we and our vendors have experienced data security incidents; however, to date these incidents have not been material to our business, financial condition or results of operations. If we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to litigation, fines or other costs, our operations could be disrupted, and our guests could lose confidence in our ability to protect their information, which could cause them to stop purchasing tickets, season passes or memberships from us or visiting the parks altogether.
Bad or extreme weather conditions and forecasts of bad or mixed weather conditions can adversely impact attendance at our parks.
Because most of the attractions at our theme parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues. The effects of bad weather on attendance can be more pronounced at our water parks. We believe that our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. In addition, bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.
Our operations are seasonal.
Our operations are seasonal. Approximately 70% to 75% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

There is a risk of accidents occurring at our parks or competing parks which may reduce attendance and negatively impact our operations.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks, services and rides, and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses on water rides) at any of our parks or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our parks, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year.
We depend on a seasonal workforce, many of whom are paid at minimum wage.
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. We cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2017 and future years and further legislative changes could continue to increase these expenses in the future.
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
The success of our parks depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our parks meet the changing preferences of the broad consumer market. We carry out research and analysis before acquiring new parks or opening new rides or attractions and often invest substantial amounts before we learn the extent to which these new parks and new rides or attractions will earn consumer acceptance. If visitor volumes at our parks were to decline significantly or if new rides and entertainment offerings at our parks do not achieve sufficient consumer acceptance, revenues and margins may decline. Our results of operations may also be adversely affected if we fail to retain long-term customer loyalty or provide satisfactory customer service.
Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2017, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.

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
As of December 31, 2016, approximately 18 percent of our full-time and approximately 10 percent of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, Six Flags Discovery Kingdom (terminated effective January 2016) and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
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
We also are subject to federal and state laws, which prohibit discrimination and other laws regulating the design and operation of facilities, such as the Americans With Disabilities Act. Compliance with these laws and regulations can be costly and increase our exposure to litigation and governmental proceedings, and a failure or perceived failure to comply with these laws could result in negative publicity that could harm our reputation, which could adversely affect our business.
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
Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the progress of our initiatives to develop new Six Flags-branded theme parks outside of North America. These initiatives could be delayed and the ultimate success of such parks may be uncertain. Some factors that will be important to the success of our international licensing initiatives are different than those affecting our existing parks. Tastes naturally vary by region, and consumers in new international markets into which we expand our brand may not embrace the parks’ offerings to the same extent as consumers in our existing markets. International licensing transactions are also subject to additional risks, including the performance of our partners and their ability to obtain financing; the impact of economic fluctuations in economies outside of the U.S.; difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences; changes or uncertainties in economic, legal, regulatory, social and political conditions; the enforceability of intellectual property and contract rights; and foreign currency exchange rate fluctuations, currency controls, and potentially adverse tax consequences of overseas operations. If we do not realize the benefits of such transactions, it could have an adverse effect on our financial performance.
Risks Related to Our Indebtedness and Common Stock
A portion of our cash flow is required to be used to fund our substantial monetary obligations.
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $69.7 million in 2017 (based on our ownership of units as of December 31, 2016, our share of the distribution will be approximately $30.4 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6 percent of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $461.8 million as of December 31, 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the Amended and Restated Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2016, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital in prior years and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the Amended and Restated Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2017 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $128.9 million on capital expenditures, net of property insurance recoveries, for all of our continuing operations in the 2016 calendar year. Our business plan includes targeted annual capital spending of approximately 9 percent of revenues plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico in 2017. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
Our indebtedness under the Amended and Restated Credit Facility and our other obligations could have material negative consequences to us and investors in our securities. The following could materially adversely affect our business, financial condition or results of operations:

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

•
We would have to use a significant portion of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.

•	Adverse economic or industry conditions may have a more negative impact on us.
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
The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Amended and Restated Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Amended and Restated Credit Facility or the indenture governing Holdings' $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"), $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.

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
The Amended and Restated Credit Facility and the indentures governing the 2021 Notes and the 2024 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Amended and Restated Credit Facility could declare outstanding borrowings under the Amended and Restated Credit Facility immediately due and payable and the holders of the 2021 Notes and the 2024 Notes could elect to declare the 2021 Notes and the 2024 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance that we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Amended and Restated Credit Facility could also result in an event of default under other indebtedness.
We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our debt, including the Amended and Restated Credit Facility and the 2021 Notes and the 2024 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.
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
Credit rating agencies continually review their ratings for the companies they follow including our company. Upon our emergence from bankruptcy, the rating agencies evaluated our new credit facilities. Moody's Investors Service and Standard & Poor's provided an initial corporate family rating of B2 and B, respectively. In connection with the issuance of the 2021 Notes in December 2012, Moody's assigned a B3 rating to the 2021 Notes, upgraded our credit facility rating to Ba2, and affirmed our

B1 corporate family rating. Standard & Poor's assigned a BB- rating to the 2021 Notes and affirmed our BB corporate credit rating. In May 2013, Moody's affirmed the B3 rating on the 2021 Notes, the Ba2 rating on the credit facility and our B1 corporate family rating. In November 2014, Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes. In June 2015, Moody's affirmed the B3 rating on the 2021 Notes, the Ba2 rating on the credit facility and our B1 corporate family rating and Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes. In June 2016, Moody's affirmed the B3 rating on the 2021 Notes, asserted B3 rating on the 2024 Notes, upgraded rating to Ba1 from Ba2 rating on the credit facility and affirmed our B1 corporate family rating. In June 2016, Standard & Poor's affirmed our BB corporate credit rating and the BB- rating on the 2021 Notes and asserted BB- rating on the 2024 Notes. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance that our ratings will not experience a negative change in the future. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the Amended and Restated Credit Facility, the 2021 Notes and the 2024 Notes, and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $137.4 million of cash and cash equivalents on a consolidated basis at December 31, 2016, of which $16.9 million was held at Holdings.
Provisions in Holdings' corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders or could have a materially negative impact on our business.
Certain provisions in Holdings' Restated Certificate of Incorporation, the Amended and Restated Credit Facility and the indentures governing the 2021 Notes and the 2024 Notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.
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
We have the exclusive right to use certain Warner Bros. and DC Comics characters in our theme parks in the U.S. (except in the Las Vegas metropolitan area), Canada, Mexico and certain other countries. Warner Bros. can terminate these licenses under certain circumstances, including the acquisition of us by persons engaged in the movie or television industries. This could deter certain parties from seeking to acquire us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2016. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)

•	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)

•	Six Flags St. Louis, Eureka, Missouri—323 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)

•	The Great Escape, Queensbury, New York—345 acres (owned)
________________________________________

(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark is expected to open to the public in early 2017.

(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.

(3)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(4)	Owned by the Georgia partnership.

(5)	The site is leased from the City of Montreal. The lease expires in 2065.
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
On April 9, 2013, certain plaintiffs filed a complaint against us in the Superior Court of California, Los Angeles County on behalf of a purported class of current and former employees at Six Flags Magic Mountain. In the complaint, plaintiffs allege causes of action for, among others, unpaid wages and related penalties, and violations of California law governing employee meal and rest breaks, and disproportionate rounding of recorded time entries. Discovery is proceeding with respect to class certification. We intend to vigorously defend ourselves against this litigation. The outcome of this litigation is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
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
The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2016 and 2015:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2017
First Quarter (through February 16, 2017)	$62.09	$59.39	$0.64
2016
Fourth Quarter	$60.69	$50.33	$0.64
Third Quarter	$60.28	$47.61	$0.58
Second Quarter	$62.69	$55.18	$0.58
First Quarter	$56.33	$45.24	$0.58
2015
Fourth Quarter	$55.35	$45.46	$0.58
Third Quarter	$48.68	$41.60	$0.52
Second Quarter	$51.09	$44.34	$0.52
First Quarter	$49.00	$42.23	$0.52
Holders of Record
As of February 16, 2017, there were approximately 54 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Increase in Quarterly Dividends
In November 2016, Holdings' Board of Directors increased the quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the Amended and Restated Credit Facility and the indentures governing the 2021 Notes and the 2024 Notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis — Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
Issuer Purchases of Equity Securities
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings fully utilized the availability under the November 2013 Stock Repurchase

Plan in August 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of February 16, 2017, Holdings had repurchased 2,790,000 shares at a cumulative price of approximately $157.8 million and an average price per share of $56.56 under the June 2016 Stock Repurchase Plan, leaving approximately $342.2 million available for permitted repurchases as of December 31, 2016.
The following table sets forth information regarding purchases of Holdings' common stock under the June 2016 Stock Repurchase Plan during the three months ended December 31, 2016:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	October 1 - October 31	—	$—	—	$434,300,000
Month 2	November 1 - November 30	483,600	$55.85	483,600	$407,293,000
Month 3	December 1 - December 31	1,104,470	$58.93	1,104,470	$342,212,000
		1,588,070	$57.99	1,588,070	$342,212,000

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
COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,
and the S&P Movies & Entertainment Index
________________________________________

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Six Flags Entertainment Corporation	$100.00	$156.44	$198.11	$234.87	$324.82	$370.82
S&P 500	$100.00	$116.00	$153.58	$174.60	$177.01	$198.18
S&P Midcap 400	$100.00	$117.88	$157.37	$172.74	$168.98	$204.03
S&P Movies & Entertainment	$100.00	$134.64	$209.46	$246.78	$223.97	$247.20

ITEM 6.	SELECTED FINANCIAL DATA
The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014	2013	2012
Statement of Operations Data:
Theme park admissions	$715,413	$687,819	$641,535	$602,204	$576,708
Theme park food, merchandise and other	521,167	500,190	460,131	448,547	437,382
Sponsorship, licensing and other fees	66,329	59,133	57,250	42,179	39,977
Accommodations revenue	16,489	16,796	16,877	17,000	16,265
Total revenue	1,319,398	1,263,938	1,175,793	1,109,930	1,070,332
Operating expenses (excluding depreciation and amortization shown separately below)	489,407	465,219	437,431	417,482	411,679
Selling, general and administrative (excluding depreciation and amortization shown separately below)	291,794	234,810	310,955	189,218	225,875
Costs of products sold	109,579	100,709	90,515	86,663	80,169
Depreciation and amortization	106,893	107,411	108,107	128,075	148,045
Loss on disposal of assets	1,968	9,882	5,860	8,579	8,105
Gain on sale of investee	—	—	(10,031)	—	(67,319)
Interest expense, net	81,872	75,903	72,589	74,145	46,624
Equity in loss of investee	—	—	—	—	2,222
Loss on debt extinguishment, net	2,935	6,557	—	789	587
Other expense, net (1)	1,684	223	356	1,054	2,733
Income from continuing operations before income taxes and discontinued operations	233,266	263,224	160,011	203,925	211,612
Income tax expense (benefit)	76,539	70,369	46,522	47,601	(184,154)
Income from continuing operations before discontinued operations	156,727	192,855	113,489	156,324	395,766
Income from discontinued operations	—	—	545	549	7,273
Net income	156,727	192,855	114,034	156,873	403,039
Net income attributable to noncontrolling interests	(38,425)	(38,165)	(38,012)	(38,321)	(37,104)
Net income attributable to Six Flags Entertainment Corporation	$118,302	$154,690	$76,022	$118,552	$365,935

Amounts attributable to Six Flags Entertainment Corporation common stockholders:
Income from continuing operations	$118,302	$154,690	$75,477	$118,003	$358,662
Income from discontinued operations	—	—	545	549	7,273
Net income	$118,302	$154,690	$76,022	$118,552	$365,935

Weighted-average common shares outstanding (2):
Weighted-average common shares outstanding—basic:	92,349	93,580	94,477	96,940	107,684
Weighted-average common shares outstanding—diluted:	94,398	97,981	98,139	100,371	110,936

Net income per average common share outstanding—basic (2):
Income from continuing operations	$1.28	$1.65	$0.79	$1.21	$3.33
Income from discontinued operations	—	—	0.01	0.01	0.07
Net income	$1.28	$1.65	$0.80	$1.22	$3.40

Net income per average common share outstanding—diluted (2):
Income from continuing operations	$1.25	$1.58	$0.76	$1.17	$3.23
Income from discontinued operations	—	—	0.01	0.01	0.07
Net income	$1.25	$1.58	$0.77	$1.18	$3.30

Cash dividends declared per common share (2)	$2.38	$2.14	$1.93	$1.82	$1.35

	December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents (3)	$137,385	$99,760	$73,884	$169,310	$629,208
Total assets	2,487,672	2,428,440	2,416,896	2,517,429	2,991,523
Deferred revenue	123,955	97,334	71,598	60,443	52,703
Total long-term debt (excluding current maturities)	1,624,486	1,498,022	1,373,605	1,375,710	1,379,071
Total debt	1,653,647	1,505,528	1,379,906	1,381,979	1,385,311
Redeemable noncontrolling interests	485,876	435,721	437,545	437,569	437,941
Stockholders' (deficit) equity	(186,490)	24,216	223,895	373,337	884,732
Noncontrolling interests	—	—	—	—	3,934

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Other Data:
Net cash provided by operating activities	$463,235	$473,761	$392,323	$368,682	$371,632
Stock repurchases	(211,751)	(245,114)	(195,353)	(523,589)	(231,984)
Payment of cash dividends	(220,314)	(200,957)	(184,300)	(176,171)	(148,286)
________________________________________

(1)
Includes a nominal recovery of costs related to reorganization items for the year ended December 31, 2013 and $2.2 million of costs and expenses directly related to the reorganization, including fees associated with advisors to the Debtors, certain creditors and the creditors' committee, for the year ended December 31, 2012.

(2)
Share and per share amounts have been retroactively adjusted to reflect Holdings' two-for-one stock split in June 2013, as described in Note 12 to the consolidated financial statements included elsewhere in this Annual Report.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2016, 2015 and 2014 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2016 and our outstanding debt and commitments existing as of December 31, 2016.

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
Overview
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 18 regional theme and water parks, 16 are located in the United States, one is located in Mexico City and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 54% of total revenue during the years ended December 31, 2016 and 2015 and 55% of total revenues during the year ended December 31, 2014), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2016, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 5% increase in attendance and a 12% increase in sponsorship and licensing revenue, including growth in revenue earned under international development contracts. These increases were partially offset by a 1% decrease in total guest spending per capita, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees. Our cash operating costs increased primarily as a result of (i) increased salary and wage expenses, driven by statutory and market-based wage rate increases as well as the introduction of Holiday in the Park® at two additional parks in 2016, (ii) increased costs related to insurance, legal and other professional services and (iv) increased credit card fees related to our revenue growth. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacts expenses.
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
Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, our membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.
We have entered into multiple agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we provide exclusivity, brand licensing, and other services to assist in the design, development and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
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
On March 21, 2016, we announced a new strategic partnership with a private company based in Vietnam to build a theme park and a water park in Vietnam using the Six Flags and Six Flags Hurricane Harbor brand names, respectively. The agreement does not require us to make any capital investments in the parks. As compensation for the exclusivity rights granted, our design and management services and the rights to use our brand, we are entitled to receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public. Our partner based in Vietnam failed to fulfill its contractual obligations. In January 2017, we delivered a notice of default to our partner. We are evaluating our options including termination of the agreement in the event our partner fails to cure the default.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock. The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount that remained available under Holdings' previous stock repurchase plan.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024. We used $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We used the remaining net proceeds for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time.
On October 26, 2016, we established a performance award based on our new long-term aspirational goal of achieving $750 million of Modified EBITDA by the year 2020 (the "2020 Performance Award") upon which an aggregate of up to approximately 900,000 shares of common stock, along with dividend equivalent rights equal in number to the number of shares granted, would be issued to certain key employees. The number and timing of any issuances of common stock under the 2020 Performance Award will depend on progress toward the $750 million Modified EBITDA target and the timing of that progress.
On November 8, 2016, we announced that Holdings' Board of Directors had approved an increase in our ongoing quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock.
On December 19, 2016, we announced that we signed agreements with our current partner in China to build a new waterpark adjacent to the Six Flags-branded theme park in Haiyan, China. Similar to the agreements for the theme park project, the waterpark agreements do not require us to make any capital investments. As compensation for our design and management services for the waterpark, Six Flags will receive fees over the design and development period as well as an ongoing remuneration once the park opens to the public.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.50% plus LIBOR to 2.25% plus LIBOR, with the elimination of the minimum LIBOR rate requirement. Excluding the cost to execute the transaction, the lower borrowing rate will save the company approximately $1.4 million annually in interest costs.
On February 21, 2017, we announced that we signed agreements with our current partner in China to develop a previously announced second Six Flags-branded theme park and waterpark in China. These parks will be located in Bishan, a district of Chongqing. Similar to the agreements for the parks in Haiyan, the agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, Six Flags will receive fees over the design and development period as well as an ongoing remuneration once the parks open to the public.
As previously disclosed, we had applied to the Internal Revenue Service ("IRS") for a private letter ruling that certain of our rides and other assets constitute “real estate” within the meaning of the Internal Revenue Code of 1986, as amended applicable to a real estate investment trust ("REIT Rules"). We were recently informed by the IRS that following the finalization of regulations providing a definition of "real property" for purposes of the REIT Rules, it would no longer be issuing private letter rulings it considers to be "comfort rulings" with respect to asset classification for purposes of a real estate investment trust ("REIT"). The IRS has informed Skadden, Arps, Slate, Meagher & Flom LLP, our outside counsel on this matter, that the IRS will instead be issuing us a letter that identifies each of the assets with respect to which we requested a ruling and states that in light of the final regulations, the IRS has concluded our requests are now clearly and adequately addressed by the final regulations and therefore any ruling with respect to our assets would be a comfort ruling. Following a discussion with the IRS regarding the letter, Skadden, Arps, Slate, Meagher & Flom LLP has confirmed to us its willingness to issue a legal opinion regarding the REIT qualification of a Six Flags property company as well as our ability to complete a REIT spin-off transaction should we decide to proceed with such a transaction. Accordingly, we will continue to consider the advisability of proceeding with a REIT spin-off transaction taking into account all relevant factors including any proposed tax reform legislation and whether such a transaction would otherwise be in the best interest of the Company and its stockholders.
Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except per capita data)	2016	2015	2014	2016 vs 2015	2015 vs 2014
Total revenue	$1,319,398	$1,263,938	$1,175,793	4%	7%
Operating expenses	489,407	465,219	437,431	5%	6%
Selling, general and administrative	291,794	234,810	310,955	24%	(24)%
Cost of products sold	109,579	100,709	90,515	9%	11%
Depreciation and amortization	106,893	107,411	108,107	—%	(1)%
Loss on disposal of assets	1,968	9,882	5,860	(80)%	69%
Gain on sale of investee	—	—	(10,031)	N/M	N/M
Interest expense, net	81,872	75,903	72,589	8%	5%
Loss on debt extinguishment	2,935	6,557	—	(55)%	N/M
Other expense, net	1,684	223	356	N/M	(37)%
Income from continuing operations before income taxes	233,266	263,224	160,011	(11)%	65%
Income tax expense	76,539	70,369	46,522	9%	51%
Income from continuing operations	156,727	192,855	113,489	(19)%	70%
Income from discontinued operations	—	—	545	N/M	N/M
Net income	156,727	192,855	114,034	(19)%	69%
Less: Net income attributable to noncontrolling interests	(38,425)	(38,165)	(38,012)	1%	—%
Net income attributable to Six Flags Entertainment Corporation	$118,302	$154,690	$76,022	(24)%	103%

Other Data:
Attendance	30,108	28,557	25,638	5%	11%
Total revenue per capita	$43.82	$44.26	$45.86	(1)%	(3)%
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Revenue
Revenue for the year ended December 31, 2016 totaled $1,319.4 million, a 4% increase compared to $1,263.9 million for the year ended December 31, 2015. The increase in revenue was primarily attributable to a 5% increase in attendance driven by strong season pass and membership sales, partially offset by a $0.44, or 1% decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased $0.53, or 1%, to $41.07 during the year ended December 31, 2016 from $41.60 during the year ended December 31, 2015 primarily as a result of a substantially higher mix of season pass holder and member attendance, which lowers per capita guest spending but increases overall guest spending over the course of the operating season, and the continued weakening of the Mexican Peso and the Canadian Dollar. These adverse impacts were partially offset by the continued success of our all-season dining pass, modest price increases on all ticket types and ongoing payments received on active memberships after the initial twelve-month term.
Admissions revenue per capita decreased $0.32, or 1%, during the year ended December 31, 2016 relative to the year ended December 31, 2015. The decrease in admissions revenue per capita was primarily driven by the substantially higher mix of season pass holder and member attendance and the negative impact of the weakened Mexican Peso and Canadian Dollar. These negative impacts were partially offset by modest price increases on all ticket types and membership revenue for active memberships past the initial twelve-month term during which time members continue to pay their membership fees on a month-to-month basis. On a constant currency basis, admissions revenue per capita decreased $0.10 or less than 1%. Non-admissions revenue per capita decreased $0.21, or 1%, during the year ended December 31, 2016 relative to the year ended December 31, 2015. The decrease in non-admissions per capita guest spending was also driven by the higher percentage of season pass holder and member attendance and the weakened Mexican Peso and Canadian Dollar previously discussed and was partially offset by the continued success of our all-season dining pass. On a constant currency basis, non-admissions revenue per capita increased $0.03, or less than 1%.
Operating expenses
Operating expenses for the year ended December 31, 2016 increased $24.2 million, or 5%, relative to the year ended December 31, 2015 primarily as a result of increases in statutory and market-based wage rates, an increase in seasonal labor resulting from the expansion of our Holiday in the Park® event at Six Flags St. Louis and Six Flags America, as well as an increase in credit card processing fees, operating supplies and other services related to the growth in attendance and revenue. These increases were partially offset by a decrease in utility costs and the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2016 increased $57.0 million, or 24%, compared to the year ended December 31, 2015, primarily as a result of (i) a net increase in incentive-based compensation expense resulting from the 2017 Performance Award, which we began recognizing during the year ended December 31, 2016 as achievement of this award is now deemed probable, and (ii) increased costs related to insurance, legal and other professional services. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar.
Cost of products sold
Cost of products sold for the year ended December 31, 2016 increased $8.9 million, or 9%, compared to the year ended December 31, 2015. Cost of products sold as a percentage of non-admission revenue for the year ended December 31, 2016 increased slightly relative to the year ended December 31, 2015 primarily as a result of increased food and beverage sales associated with our all-season dining pass program, which results in an increase in food and beverage sales but at slightly lower margin.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2016 decreased $0.5 million, or less than 1%, compared to the year ended December 31, 2015. The reduction in depreciation and amortization expense is primarily due to the impact of the weakened Mexican Peso and Canadian Dollar. On a constant currency basis, depreciation and amortization expense increased $0.5 million primarily as a result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets decreased by $7.9 million, or 80%, for the year ended December 31, 2016 relative to the year ended December 31, 2015, as a result of the sale of excess land at Six Flags St. Louis in 2015.
Interest expense, net
Interest expense, net increased $6.0 million, or 8%, for the year ended December 31, 2016 relative to the year ended December 31, 2015 as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the Amended and Restated Revolving Loan and the issuance of the 2024 Notes in June 2016.
Loss on debt extinguishment

On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes. We used $150.0 million of the proceeds from the issuance of the notes to reduce our borrowings under the Amended and Restated Term Loan and we recognized a loss on debt extinguishment of $2.4 million for the year ended December 31, 2016.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points. In conjunction with this amendment, we recognized a loss on debt extinguishment of $0.5 million for the year ended December 31, 2016.
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Income tax expense
Income tax expense was $76.5 million for the year ended December 31, 2016 compared to $70.4 million for the year ended December 31, 2015. The increase in income tax expense is the result of an increase in our effective tax rate primarily due to a discrete federal tax benefit recognized in the prior year resulting from a change in accounting method for federal income tax purposes related to recoverable bankruptcy costs as well as the release of state valuation allowances in several jurisdictions related to state tax law changes in the prior year.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Revenue
Revenue for the year ended December 31, 2015 totaled $1,263.9 million, a 7% increase compared to $1,175.8 million for the year ended December 31, 2014. The increase in revenue was primarily attributable to an 11% increase in attendance, partially offset by a $1.60, or 3% decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees decreased $1.37, or 3%, to $41.60 during the year ended December 31, 2015 from $42.97 during the year ended December 31, 2014. Per capita guest spending was adversely impacted by (i) the continued weakening of the Mexican Peso and the Canadian Dollar and (ii) a substantially higher mix of season pass holder and member attendance, which lowers per capita guest spending but increases overall guest spending. These adverse impacts were partially offset by modest price increases on most ticket channels and certain non-admission areas.
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
Operating expenses
Operating expenses for the year ended December 31, 2015 increased $27.8 million, or 6%, relative to the year ended December 31, 2014 primarily as a result of an increase in salaries, wages and benefits primarily related to increases in the minimum wage rates at many of our parks, an increase in seasonal labor resulting from the expansion of our Holiday in the Park® events which extended the 2014 operating season of our park in Atlanta, GA into the first week of 2015 and extended the operating season of our park in Jackson, NJ during the fourth quarter of 2015, an increase in incentive based compensation, and an increase in medical insurance costs as well as an increase in repairs and maintenance costs and in credit card processing fees related to our revenue growth. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2015 decreased $76.1 million, or 24%, compared to the year ended December 31, 2014, primarily as a result of a decrease in salaries, wages and benefits driven by a reduction in stock-based compensation expenses, primarily related to the non-cash compensation recognized during 2014 for the 2015 Performance Award (which we began accruing during 2014 upon the determination that achievement of the 2015 Performance Award was probable, causing a cumulative catch-up of non-cash compensation costs in 2014), partially offset by an increase in incentive based compensation, a reduction in insurance and legal costs and the continued weakening of the

Mexican Peso and Canadian Dollar, which favorably impacted expenses. These reductions were partially offset by an increase in property and other taxes.
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
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2015 decreased $0.7 million, or 1%, compared to the year ended December 31, 2014. The reduction in depreciation and amortization expense is primarily due to certain property, equipment and identifiable intangibles that became fully depreciated and amortized or were retired during 2014 and 2015, partially offset by asset additions made in conjunction with our ongoing capital program.
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
During the years ended December 31, 2016, 2015 and 2014, Holdings paid $220.3 million, $201.0 million and $184.3 million, respectively, in cash dividends on its common stock. One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. Holdings' Board of Directors has since increased the quarterly cash dividend multiple times and on November 8, 2016, we announced that Holdings' Board of Directors had approved another increase in our ongoing quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $235 million in total cash dividends on our common stock during the 2017 calendar year.
In November 2013, Holdings' Board of Directors approved a stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings fully utilized the availability under the November 2013 Stock Repurchase Plan in August 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of February 16, 2017 Holdings had repurchased 2,790,000 shares at a cumulative price of approximately $157.8 million and an average price per share of $56.56 under the June 2016 Stock Repurchase Plan, leaving approximately $342.2 million available for permitted repurchases.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024. We used $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. The remaining net proceeds were used for general corporate and working capital purposes, which primarily included repurchases of our common stock.
Also on June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. In addition to the rate reduction, the $150.0 million prepayment made with proceeds from the 2024 Notes discussed above eliminated all future quarterly amortization payments on the Amended and Restated Term Loan B until maturity in 2022.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that further reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.50% plus LIBOR to 2.25% plus LIBOR, with the elimination of the minimum LIBOR rate requirement.
Based on historical and anticipated operating results, we believe that cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next two years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather, contagious diseases, such as the Zika virus, Ebola or swine or avian flu, accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks, negative publicity or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity and potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.

As of December 31, 2016, our total indebtedness, net of discount and deferred financing costs, was $1,653.6 million, which included $792.9 million of the 2021 Notes, $295.6 million of the 2024 Notes, $536.0 million outstanding under the Amended and Restated Credit Facility and $29.2 million outstanding under the HWP Refinance Loan. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2017 and 2018, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes and the 2024 Notes, we anticipate annual cash interest payments of approximately $80 million during 2017 and 2018. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022
As of December 31, 2016, we had approximately $137.4 million of unrestricted cash and $230.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9 percent of annual revenues on capital expenditures during the 2017 calendar year plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico. The waterpark is expected to open to the public in early 2017.
During the year ended December 31, 2016, net cash provided by operating activities was $463.2 million. Net cash used in investing activities during the year ended December 31, 2016 was $127.7 million, consisting primarily of capital expenditures, partially offset by proceeds received from the disposal of assets. Net cash used in financing activities during the year ended December 31, 2016 was $292.7 million, primarily attributable to the payment of $220.3 million in cash dividends, stock repurchases totaling $211.8 million and distributions of $38.4 million to our noncontrolling interests. These uses of cash were partially offset by the proceeds from the 2024 Notes, of which $150.0 million was used to reduce our borrowings under the Amended and Restated Term Loan B, and $36.5 million in proceeds from the exercise of stock options.
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
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2016, our share of the distribution will be approximately $30.4 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park's revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to consolidated financial statements included elsewhere in this Annual Report for additional information.
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2016.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2016:

	Payment Due by Period
(Amounts in thousands)	2017	2018 - 2019	2020 - 2021	2022 and beyond	Total
Long term debt — including current portion (1)	$29,161	$—	$800,000	$844,750	$1,673,911
Interest on long-term debt (2)	79,871	148,548	125,596	52,046	406,061
Real estate and operating leases (3)	7,267	14,905	13,856	125,651	161,679
Purchase obligations (4)	153,788	8,250	9,000	4,500	175,538
Total	$270,087	$171,703	$948,452	$1,026,947	$2,417,189
________________________________________

(1)	Payments are shown at principal amount. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2016.

(3)
Assumes future payments at 2016 revenue levels for lease payments based on a percentage of revenues. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2016.

(4)
Represents obligations as of December 31, 2016 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2022) and new rides and attractions. Of the amount shown for 2017, approximately $89.0 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2016 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2016, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations
During each of the years ended December 31, 2016, 2015 and 2014, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.
We expect to make contributions of approximately $6.0 million in 2017 to our pension plan based on the 2016 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2017, and our estimated expense for employee health insurance for 2017 is $15.8 million.
The vast majority of our capital expenditures in 2017 and beyond will be made on a discretionary basis. We plan on spending approximately 9 percent of annual revenues on capital expenditures during the 2017 calendar year plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico that is expected to open to the public in early 2017.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2016. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
The following is an analysis of the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2016. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2016, we had total debt of $1,653.6 million, of which $1,317.7 million represents fixed-rate debt, after giving effect to the Interest Rate Swap Agreements that we put in place in April 2014 (see Note 6 to the consolidated financial statements included elsewhere in this Annual Report). The remaining $335.9 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.
Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $3.4 million. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of the Company’s key revenue drivers as it relates to ASU 2014-9. The Company will not be early adopting these standards and has not selected a transition method upon adoption. Based on our initial evaluation of in-park related revenue, the Company has determined that performance obligation under the revenue standard will not change how we currently recognize revenue.  As it relates to admissions, sponsorship, and international licensing, the Company continues to evaluate the impact of the standards on these revenue accounts.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We have not yet selected a transition method; however, we note that with the adoption of the amendments in ASU 2016-02, operating leases related to certain of our land leases will require recognition in our consolidated balance sheet under ASU 2016-02. This could have a material effect on our consolidated statement of financial position, but we do not anticipate this will have a material effect on our results of operations or cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. In conjunction with the adoption of ASU 2016-09, which we plan on adopting in the first quarter of 2017, we anticipate a retrospective adjustment to beginning equity and deferred tax liabilities of $98.7 million for income tax deductions related to share-based payments in excess of amounts recognized in the accompanying financial statements as of December 31, 2016. Additionally, for periods subsequent to the retrospective adjustment, we anticipate adjustments to previously reported amounts for income tax expense and deferred tax liabilities to account for the recognition of the income tax consequences of share-based payment transactions.
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
ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.

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
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JOHN M. DUFFEY
John M. Duffey President and Chief Executive Officer, Director

/s/ MARSHALL BARBER
Marshall Barber Executive Vice President and Chief Financial Officer
February 23, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Six Flags Entertainment Corporation:
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Six Flags Entertainment Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on (criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Dallas, Texas
February 23, 2017

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$137,385	$99,760
Restricted-use investment securities	3,926	—
Accounts receivable, net	69,018	63,803
Inventories	24,156	21,535
Prepaid expenses and other current assets	44,306	42,879
Total current assets	278,791	227,977
Property and equipment, net:
Property and equipment, at cost	1,968,565	1,862,764
Accumulated depreciation	(757,310)	(664,610)
Total property and equipment, net	1,211,255	1,198,154
Other assets:
Debt issuance costs	4,188	5,386
Restricted-use investment securities	—	3,036
Deposits and other assets	9,218	7,211
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	353,972	356,428
Total other assets	997,626	1,002,309
Total assets	$2,487,672	$2,428,440

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,209	$25,570
Accrued compensation, payroll taxes and benefits	31,039	46,583
Accrued insurance reserves	42,443	40,796
Accrued interest payable	27,684	19,555
Other accrued liabilities	35,461	34,714
Deferred revenue	123,955	97,334
Current portion of long-term debt	29,161	7,506
Total current liabilities	315,952	272,058
Noncurrent Liabilities:
Long-term debt	1,624,486	1,498,022
Other long-term liabilities	48,568	58,150
Deferred income taxes	199,280	140,273
Total noncurrent liabilities	1,872,334	1,696,445
Total liabilities	2,188,286	1,968,503

Redeemable noncontrolling interests	485,876	435,721

Stockholders' equity (deficit):
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 90,849,428 and 91,550,851 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	2,271	2,289
Capital in excess of par value	1,116,227	1,041,710
Accumulated deficit	(1,237,804)	(953,225)
Accumulated other comprehensive loss, net of tax	(67,184)	(66,558)
Total stockholders' (deficit) equity	(186,490)	24,216
Total liabilities and equity (deficit)	$2,487,672	$2,428,440
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2016	2015	2014
Theme park admissions	$715,413	$687,819	$641,535
Theme park food, merchandise and other	521,167	500,190	460,131
Sponsorship, licensing and other fees	66,329	59,133	57,250
Accommodations revenue	16,489	16,796	16,877
Total revenue	1,319,398	1,263,938	1,175,793
Operating expenses (excluding depreciation and amortization shown separately below)	489,407	465,219	437,431
Selling, general and administrative (including stock-based compensation of $116,339, $56,233 and $140,038 in 2016, 2015 and 2014, respectively, and excluding depreciation and amortization shown separately below)	291,794	234,810	310,955
Costs of products sold	109,579	100,709	90,515
Depreciation	104,290	104,788	105,449
Amortization	2,603	2,623	2,658
Loss on disposal of assets	1,968	9,882	5,860
Gain on sale of investee	—	—	(10,031)
Interest expense	82,377	76,205	73,057
Interest income	(505)	(302)	(468)
Loss on debt extinguishment	2,935	6,557	—
Other expense, net	1,684	223	356
Income from continuing operations before income taxes and discontinued operations	233,266	263,224	160,011
Income tax expense	76,539	70,369	46,522
Income from continuing operations before discontinued operations	156,727	192,855	113,489
Income from discontinued operations	—	—	545
Net income	156,727	192,855	114,034
Net income attributable to noncontrolling interests	(38,425)	(38,165)	(38,012)
Net income attributable to Six Flags Entertainment Corporation	$118,302	$154,690	$76,022

Amounts attributable to Six Flags Entertainment Corporation:
Income from continuing operations	$118,302	$154,690	$75,477
Income from discontinued operations	—	—	545
Net income	$118,302	$154,690	$76,022

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—basic:	92,349	93,580	94,477
Weighted-average common shares outstanding—diluted:	94,398	97,981	98,139

Net income per average common share outstanding—basic:
Income from continuing operations	$1.28	$1.65	$0.79
Income from discontinued operations	—	—	0.01
Net income	$1.28	$1.65	$0.80

Net income per average common share outstanding—diluted:
Income from continuing operations	$1.25	$1.58	$0.76
Income from discontinued operations	—	—	0.01
Net income	$1.25	$1.58	$0.77

Cash dividends declared per common share	$2.38	$2.14	$1.93

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Amounts in thousands)	2016	2015	2014
Net income	$156,727	$192,855	$114,034
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(4,639)	(8,195)	(6,803)
Defined benefit retirement plan (2)	3,543	1,769	(19,872)
Change in cash flow hedging (3)	470	(503)	(257)
Other comprehensive loss, net of tax	(626)	(6,929)	(26,932)
Comprehensive income	156,101	185,926	87,102
Comprehensive income attributable to noncontrolling interests	(38,425)	(38,165)	(38,012)
Comprehensive income attributable to Six Flags Entertainment Corporation	$117,676	$147,761	$49,090
________________________________________

(1)	Foreign currency translation adjustment is presented net of tax benefit of $2.5 million, $4.4 million and $3.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

(2)
Defined benefit retirement plan is presented net of tax expense of $2.3 million and $1.0 million for the years ended December 31, 2016 and 2015, respectively, and net of tax benefit of $13.0 million for the year ended December 31, 2014.

(3)
Change in cash flow hedging is presented net of tax expense of $0.3 million for the year ended December 31, 2016, and net of tax benefit of $0.4 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity (Deficit)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2013	94,857,347	$2,371	$842,488	$(438,825)	$(32,697)	$373,337
Issuance of common stock	3,206,272	80	37,583	—	—	37,663
Stock-based compensation	—	—	140,038	—	—	140,038
Dividends declared to common shareholders	—	—	—	(182,062)	—	(182,062)
Repurchase of common stock	(5,159,329)	(129)	(37,968)	(157,256)	—	(195,353)
Employee stock purchase plan	33,329	1	1,176	—	—	1,177
Fresh start valuation adjustment for SFOT units purchased	—	—	—	5	—	5
Net income attributable to Six Flags Entertainment Corporation	—	—	—	76,022	—	76,022
Other comprehensive loss, net of tax	—	—	—	—	(26,932)	(26,932)
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	3,737,155	94	38,925	—	—	39,019
Stock-based compensation	—	—	56,233	—	—	56,233
Dividends declared to common shareholders	—	—	—	(199,362)	—	(199,362)
Repurchase of common stock	(5,161,803)	(129)	(38,276)	(206,709)	—	(245,114)
Employee stock purchase plan	37,880	1	1,511	—	—	1,512
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net income attributable to Six Flags Entertainment Corporation	—	—	—	154,690	—	154,690
Other comprehensive loss, net of tax	—	—	—	—	(6,929)	(6,929)
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	3,004,648	75	34,606	—	—	34,681
Stock-based compensation	—	—	116,339	—	—	116,339
Dividends declared to common shareholders	—	—	—	(219,093)	—	(219,093)
Repurchase of common stock	(3,742,275)	(94)	(27,833)	(183,824)	—	(211,751)
Employee stock purchase plan	36,204	1	1,819	—	—	1,820
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Change in redemption value of partnership units	—	—	(50,414)	—	—	(50,414)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	118,302	—	118,302
Other comprehensive loss, net of tax	—	—	—	—	(626)	(626)
Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Cash flow from operating activities:
Net income	$156,727	$192,855	$114,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106,893	107,411	108,107
Stock-based compensation	116,339	56,233	140,038
Interest accretion on notes payable	413	856	1,221
Loss on debt extinguishment	2,935	6,557	—
Amortization of debt issuance costs	4,503	4,518	4,748
Other, including loss on disposal of assets	992	17,278	1,672
Gain on sale of investee	—	—	(10,031)
Increase in accounts receivable	(6,157)	(6,072)	(7,764)
(Increase) decrease in inventories, prepaid expenses and other current assets	(4,948)	306	(5,744)
Increase in deposits and other assets	(2,011)	(2,465)	(486)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	16,134	41,775	13,293
Increase (decrease) in accrued interest payable	8,129	13	(56)
Deferred income tax expense	63,286	54,496	33,291
Net cash provided by operating activities	463,235	473,761	392,323
Cash flow from investing activities:
Additions to property and equipment	(129,258)	(114,370)	(108,660)
Property insurance recovery	320	173	850
Purchase of identifiable intangible assets	(125)	(29)	(49)
Purchase of restricted-use investments, net	(890)	(565)	(648)
Proceeds from sale of DCP	—	—	10,031
Proceeds from sale of assets	2,212	5,123	148
Net cash used in investing activities	(127,741)	(109,668)	(98,328)
Cash flow from financing activities:
Repayment of borrowings	(333,426)	(710,565)	(62,308)
Proceeds from borrowings	481,170	834,250	56,000
Payment of debt issuance costs	(6,278)	(11,916)	—
Net proceeds from issuance of common stock	36,501	40,531	38,840
Stock repurchases	(211,751)	(245,114)	(195,353)
Payment of cash dividends	(220,314)	(200,957)	(184,300)
Purchase of redeemable noncontrolling interest	(223)	(1,552)	(19)
Noncontrolling interest distributions	(38,425)	(38,165)	(38,012)
Net cash used in financing activities	(292,746)	(333,488)	(385,152)
Effect of exchange rate on cash	(5,123)	(4,729)	(4,269)
Increase (decrease) in cash and cash equivalents	37,625	25,876	(95,426)
Cash and cash equivalents at beginning of period	99,760	73,884	169,310
Cash and cash equivalents at end of period	$137,385	$99,760	$73,884

Supplemental cash flow information
Cash paid for interest	$69,320	$70,818	$67,145
Cash paid for income taxes	$17,267	$14,975	$16,772

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme and water parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one park is located in Mexico City and one park is located in Montreal, Canada.
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
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our consolidated financial statements as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. See Note 5 for further discussion.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

This hierarchy requires the use of observable market data when available. See Note 10 for disclosure of methods and assumptions used to estimate the fair value of financial instruments by classification.

d.	Cash Equivalents
Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2016 and 2015.

e.	Inventories
Inventories are stated at weighted average cost or market value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a valuation allowance for slow moving inventory of $0.3 million as of December 31, 2016 and 2015.

f.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $21.4 million and $22.1 million of spare parts inventory for existing rides and attractions as of December 31, 2016 and 2015, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2016 and 2015, we had $1.8 million and $2.0 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $62.8 million during the years ended December 31, 2016 and 2015, respectively and $63.2 million for the year ended December 31, 2014.

h.	Debt Issuance Costs
We capitalize costs related to the issuance of debt. In June 2016, in connection with entering into an amendment to the Amended and Restated Credit Facility and the issuance of $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"), we capitalized $1.0 million and $4.7 million of debt issuance costs directly associated with the issuance of the amendment and the 2024 Notes, respectively. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.5 million for the years ended December 31, 2016 and 2015 and $4.7 million for the year ended December 31, 2014.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of December 31, 2016, deferred revenue was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2017 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2017, (iii) sponsorship revenue that will be recognized in 2017 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single day admissions revenue for the 2016 operating season that was redeemed during the completion of the 2016 operating season, which ended the first week of 2017.
We have entered into multiple agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we provide exclusivity, brand licensing, and other services to assist in the design, development, and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. Each significant deliverable qualifies as a separate unit of accounting. We recognize revenue under these agreements over the relevant service period of each unit of accounting based on its relative selling price, as determined by our best estimate of selling price. Our best estimate of selling price is established consistent with our overall

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

pricing strategy and includes, but is not limited to, consideration of current market conditions, various risk factors and our required return and profit objectives. We review the service period of each unit of accounting on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the units of accounting may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

m.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2016 and 2015, we have recorded an allowance for doubtful accounts of $3.0 million and $2.4 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $92.3 million and $88.4 million as of December 31, 2016 and 2015, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards before they expire.
Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitations in the various jurisdictions in which we are subject to tax. However, these jurisdictions may audit prior years for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year for which the statute of limitations

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years of the group and its predecessors for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2016 and 2015, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

q.	Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

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

u.	Reclassifications
Reclassifications have been made to certain amounts reported in 2015 and 2014 to conform to the 2016 presentation.

v.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of the Company’s key revenue drivers as it relates to ASU 2014-9. The Company will not be early adopting these standards and has not selected a transition method upon adoption. Based on our initial evaluation of in-park related revenue, the Company has determined that performance obligation under the revenue standard will not change how we currently recognize revenue.  As it relates to admissions, sponsorship, and international licensing, the Company continues to evaluate the impact of the standards on these revenue accounts.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We have not yet selected a transition method; however, we note that with the adoption of the amendments in ASU 2016-02, operating leases related to certain of our land leases will require recognition in our consolidated balance sheet under ASU 2016-02. This could have a material effect on our consolidated statement of financial position, but we do not anticipate this will have a material effect on our results of operations or cash flows.
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early application permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. In conjunction with the adoption of ASU 2016-09, which we plan on adopting in the first quarter of 2017, we anticipate a retrospective adjustment to beginning equity and deferred tax liabilities of $98.7 million for income tax deductions related to share-based payments in excess of amounts recognized in the accompanying financial statements as of December 31, 2016. Additionally, for periods subsequent to the retrospective adjustment, we anticipate adjustments to previously reported amounts for income tax expense and deferred tax liabilities to account for the recognition of the income tax consequences of share-based payment transactions.
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
ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.

3.	Property and Equipment
As of December 31, 2016 and 2015, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2016	2015
Land	$221,468	$221,665
Land improvements	215,112	199,515
Buildings and improvements	279,052	270,758
Rides and attractions	985,406	941,550
Equipment and other	267,527	229,276
Property and equipment, at cost	1,968,565	1,862,764
Accumulated depreciation	(757,310)	(664,610)
Property and equipment, net	$1,211,255	$1,198,154

4.	Goodwill and Intangible Assets
We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2016, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is more likely than not that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of December 31, 2016 and 2015, the carrying amount of goodwill was $630.2 million.
As of December 31, 2016 and 2015, intangible assets, net consisted of the following:

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	3.5	24,461	(16,091)	8,370
Other	30.6	2,571	(1,044)	1,527

Total intangible assets, net		$371,107	$(17,135)	$353,972

	As of December 31, 2015
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	4.5	24,461	(13,664)	10,797
Other	29.8	2,568	(1,012)	1,556

Total intangible assets, net		$371,104	$(14,676)	$356,428

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Amortization expense related to finite-lived intangible assets totaled $2.6 million for the years ended December 31, 2016 and 2015 and $2.7 million for the year ended December 31, 2014. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2017	$2,488
2018	2,443
2019	2,437
2020	1,049
2021	57
2022 and thereafter	1,423
$9,897

5.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2014	$227,620	$209,925	$437,545
Fresh start accounting fair market value adjustment for purchased units	—	(272)	(272)
Purchases of redeemable units of SFOG	—	(1,552)	(1,552)
Net income attributable to noncontrolling interests	19,173	18,992	38,165
Distributions to noncontrolling interests	(19,173)	(18,992)	(38,165)
Balance at December 31, 2015	227,620	208,101	435,721
Fresh start accounting fair market value adjustment for purchased units	—	(36)	(36)
Purchases of redeemable units of SFOG	—	(223)	(223)
Change in redemption value of partnership units	—	50,414	50,414
Net income attributable to noncontrolling interests	19,312	19,113	38,425
Distributions to noncontrolling interests	(19,312)	(19,113)	(38,425)
Balance at December 31, 2016	$227,620	$258,256	$485,876
See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2016, the redemption value of the noncontrolling partnership units in SFOT and SFOG was approximately $203.6 million and $258.3 million, respectively.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
Derivative instruments recorded at fair value in our consolidated balance sheets as of December 31, 2016 and 2015 consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	December 31, 2016	December 31, 2015
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$871	$1,372
Interest Rate Swap Agreements - Noncurrent	—	226
	$871	$1,598
As of December 31, 2016 and 2015, we held no derivatives not designated as hedging instruments.
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
Gains and losses, net of tax, on derivatives designated as cash flow hedges included in our consolidated statements of operations for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Loss Recognized in AOCI (Effective Portion)			Loss Reclassified from AOCI into Operations (Effective Portion)			Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest Rate Cap Agreement	$—	$—	$—	$—	$—	$(301)	$—	$—	$—
Interest Rate Swap Agreements	(944)	(2,671)	(1,604)	(1,716)	(1,799)	(878)	(45)	—	—
Total	$(944)	$(2,671)	$(1,604)	$(1,716)	$(1,799)	$(1,179)	$(45)	$—	$—
As of December 31, 2016, approximately $0.8 million of unrealized losses associated with the Interest Rate Swap Agreements are expected to be reclassified from AOCI to operations during the next twelve months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying these unrealized losses to operations are the periodic interest payments that are required to be made on the Amended and Restated Term Loan B. For the year ended December 31, 2016, we recorded a nominal amount of hedge ineffectiveness for the Interest Rate Swap Agreements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
On June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. We capitalized $1.0 million of debt issuance costs directly associated with the issuance of this amendment. Additionally, we used $150.0 million of the proceeds from the issuance of the 2024 Notes discussed below to reduce our borrowings under the Amended and Restated Term Loan B and recognized a loss on debt extinguishment of $2.4 million. The paydown of borrowings under the Amended and Restated Term Loan B eliminated any required quarterly amortization payments thereunder until its final maturity on June 30, 2022.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.50% plus LIBOR to 2.25% plus LIBOR, with the elimination of the minimum LIBOR rate requirement. We capitalized a nominal amount of debt issuance costs directly associated with the issuance of this amendment and recognized a loss on debt extinguishment of $0.5 million.
As of December 31, 2016 and 2015, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million and $20.1 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2016 and 2015, the Amended and Restated

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of December 31, 2016 and 2015, $544.8 million and $696.5 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 6 for further discussion. As of December 31, 2016 and 2015, the applicable interest rate on the Amended and Restated Term Loan B was 3.16% and 3.50%, respectively. Beginning on September 30, 2015, the Amended and Restated Term Loan B became payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B. We intend to use the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for that purpose, we may use such amounts for strategic initiatives that we may undertake from time to time. Interest payments of $7.3 million are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment on January 31, 2017, which was $9.1 million.
The 2021 Notes and the 2024 Notes are guaranteed by the Loan Parties. The 2021 Notes and the 2024 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2021 Notes and the 2024 Notes contain certain events of default, including payment, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan
On November 5, 2007, HWP entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $3.9 million and $3.0

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

million as of December 31, 2016 and 2015, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of December 31, 2016 and 2015, long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2016	2015
Amended and Restated Term Loan B	$544,750	$696,500
2024 Notes	300,000	—
2021 Notes	800,000	800,000
HWP Refinance Loan	29,161	29,667
Net discount	(2,192)	(3,281)
Deferred financing costs	(18,072)	(17,358)
Long-term debt	1,653,647	1,505,528
Less current portion	(29,161)	(7,506)
Total long-term debt	$1,624,486	$1,498,022
As of December 31, 2016, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2017	$29,161
2018	—
2019	—
2020	—
2021	800,000
2022 and thereafter	844,750
$1,673,911

8.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Park	$124,019	$119,411	$122,322
Corporate	167,775	115,399	188,633
Total selling, general and administrative expenses	$291,794	$234,810	$310,955
Corporate, selling, general and administrative expense includes stock-based compensation of $116.3 million, $56.2 million and $140.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9.	Stock Benefit Plans
Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2015, our stockholders approved an amendment to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 5,000,000 shares.
During the years ended December 31, 2016, 2015 and 2014, stock-based compensation expense related to the Long-Term Incentive Plan was $116.0 million, $55.9 million and $139.8 million, respectively.
As of December 31, 2016, options to purchase approximately 5,679,000 shares of common stock of Holdings and approximately 10,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 1,724,000 shares were available for future grant.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2016, 2015 and 2014:

	December 31, 2016		December 31, 2015		December 31, 2014
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.05%	1.00%	1.80%	1.13%	1.96%	1.96%
Expected life (in years)	3.85	3.85	6.25	3.91	6.25	6.25
Expected volatility	24.30%	23.17%	36.04%	24.85%	38.69%	38.81%
Expected dividend yield	4.47%	4.15%	4.28%	4.46%	4.78%	4.87%
The following table summarizes stock option activity for the year ended December 31, 2016:

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2015	5,862	$30.89
Granted	1,324	$50.93
Exercised	(1,355)	$25.60
Canceled or exchanged	—	$—
Forfeited	(152)	$38.40
Expired	—	$—
Balance at December 31, 2016	5,679	$36.63	7.28	$132,508
Vested and expected to vest at December 31, 2016	5,487	$36.33	7.23	$129,643
Options exercisable at December 31, 2016	2,474	$26.59	5.73	$82,574
The weighted average grant date fair value of the options granted during the years ended December 31, 2016, 2015 and 2014 was $5.84, $6.14 and $8.86, respectively.
The total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $37.8 million, $51.1 million and $70.1 million, respectively. The total fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $10.7 million, $13.9 million and $19.8 million, respectively.
As of December 31, 2016, there was $10.4 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 2.74 years.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Cash received from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014 was $34.7 million, $39.0 million and $37.7 million, respectively.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was issued, resulting in the issuance of 1,511,100 shares and 1,314,000 shares, plus associated DERs, in February 2015 and 2016, respectively. During the twelve months ended December 31, 2016, we recognized a reduction in stock-based compensation expense of $1.6 million as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). If the target is achieved in 2017, an aggregate payout under this award to key employees would be approximately 2,300,000 shares but could be more or fewer shares depending on the level of achievement and the timing thereof. During the third quarter of 2016, it was determined that achievement of the Modified EBITDA performance target is probable by 2017, primarily based on the success of our fall sales campaign for 2017 season passes, memberships and all-season dining pass sales, as well as a growth in deferred revenue along with growth in our business once weather normalized in the second half of the third quarter. As such, in accordance with FASB ASC Topic 718, Stock Compensation, we have accrued $91.4 million, plus an additional $11.0 million for the associated DERs, for stock-based compensation expense related to the 2017 Performance Award as of December 31, 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2016, the total unrecognized compensation expense related to the 2017 Performance Award was $44.5 million, plus approximately $5.8 million for the associated DERs, that will be expensed over the remaining service period.
During the year ended December 31, 2016, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $750 million by 2020 (the "2020 Performance Award"). The aggregate payout under the performance award to key employees if the target is achieved in 2020 would be 900,000 shares plus associated DERs but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2016, the total unrecognized compensation expense related to this award at target achievement in 2020 is $54.0 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2016:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at December 31, 2015	14	$46.60
Granted	1,326	$51.46
Vested	(1,330)	$51.35
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2016	10	$58.46

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The weighted average grant date fair value per share of stock awards granted during the years ended December 31, 2016, 2015 and 2014 was $51.46, $46.31 and $41.14, respectively.
The total grant date fair value of the stock awards granted was $68.2 million, $70.7 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The total fair value of stock awards that vested during the years ended December 31, 2016, 2015 and 2014 was $68.3 million, $70.6 million and $3.9 million, respectively.
Exclusive of the unrecognized stock-based compensation expense related to the 2017 Performance Award and the 2020 Performance Award discussed above, there was $0.2 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2016 that is expected to be recognized over a weighted-average period of 0.25 years.
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
During each of the years ended December 31, 2016, 2015 and 2014, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $54.16, $46.60 and $41.14 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million during the year ended December 31, 2016 and $0.1 million during the years ended December 31, 2015 and 2014.
As of December 31, 2016, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted DERs to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. The DERs accrue dividends as of the record date of each of Holdings' dividends that will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2015 Performance Award, the 2017 Performance Award and the 2020 Performance Award.
Holdings' Board of Directors granted approximately 1.3 million, 1.2 million and 1.7 million additional options to the majority of full-time employees of the Company as well as DERs in connection with such options during the years ended December 31, 2016, 2015 and 2014, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2015 Performance Award and 2017 Performance Award discussed above, we recorded stock-based compensation for DER grants of $5.1 million, $4.5 million and $6.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2016, we had 1,775,000 shares available for purchase pursuant to the ESPP
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2016 and 2015, no purchase rights were outstanding under the ESPP.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Stock-based compensation expense consisted of the following for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Long-Term Incentive Plan	$116,028	$55,862	$139,788
Employee Stock Purchase Plan	311	371	250
Total stock-based compensation	$116,339	$56,233	$140,038

10.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of December 31, 2016 and 2015:

	As of
	December 31, 2016		December 31, 2015
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$3,926	$3,926	$3,036	$3,036
Interest Rate Swap Agreements liabilities	(871)	(871)	(1,598)	(1,598)
Long-term debt (including current portion)	(1,653,647)	(1,679,525)	(1,505,528)	(1,510,304)
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
The following table summarizes the domestic and foreign components of income from continuing operations before income taxes for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Domestic	$216,205	$238,416	$145,622
Foreign	17,061	24,808	14,389
Income from continuing operations before income taxes	$233,266	$263,224	$160,011
The following table summarizes the components of income tax expense (benefit) from continuing operations for the years ended December 31, 2016, 2015 and 2014:

(Amounts in thousands)	Current	Deferred	Total
2016:
U.S. federal	$(41)	$57,950	$57,909
Foreign	6,206	(427)	5,779
State and local	7,088	5,763	12,851
Income tax expense	$13,253	$63,286	$76,539
2015:
U.S. federal	$(119)	$61,583	$61,464
Foreign	9,656	(2,399)	7,257
State and local	6,336	(4,688)	1,648
Income tax expense	$15,873	$54,496	$70,369
2014:
U.S. federal	$(57)	$31,757	$31,700
Foreign	6,260	46	6,306
State and local	7,028	1,488	8,516
Income tax expense	$13,231	$33,291	$46,522
Recorded income tax expense allocated to income from continuing operations differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes and discontinued operations as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Computed "expected" federal income tax expense	$81,643	$92,128	$56,004
Effect of noncontrolling interest income distribution	(13,449)	(13,358)	(13,114)
Change in valuation allowance	648	896	1,413
Effect of state and local income taxes, net of federal tax benefit	8,353	1,072	5,535
Nondeductible compensation	2,127	435	2,271
Effect of foreign income taxes	380	741	635
Effect of foreign earnings earned and remitted in the same year	6,000	5,155	11,126
Effect of foreign tax credits	(9,405)	(4,432)	(15,571)
Effect of change in accounting method related to recoverable bankruptcy costs	—	(9,603)	—
Effect of additional basis due to amended returns, net of NOL reduction	—	—	(3,532)
Other, net	242	(2,665)	1,755
Income tax expense	$76,539	$70,369	$46,522
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Sections 382 and 383 of the IRC impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards that a corporation has at the time of a so-called "ownership change" within the meaning of IRC Section 382. The Company's issuance of stock pursuant to its reorganization under Chapter 11 resulted in such an ownership change. The limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company's limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried, increased by the portion of the net built-in income and gain that existed at emergence and that IRS pronouncements permit a taxpayer to treat as recognized during the five year period following the ownership change. This has allowed the Company to increase its annual limitation by approximately $696.0 million through the end of 2015. Annual limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result of the Section 382 limitation, the Company may have a cash tax liability in future years even though its deferred tax assets have not been exhausted. A subsequent ownership change could further limit the Company's utilization of NOLs and other Tax Attributes if a smaller limitation resulted from the subsequent ownership change or applied to NOLs and other Tax Attributes accumulated after emergence from Chapter 11.
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2016 and 2015:

	December 31,
(Amounts in thousands)	2016	2015
Deferred tax assets	$312,349	$362,733
Less: Valuation allowance	92,272	88,398
Net deferred tax assets	220,077	274,335
Deferred tax liabilities	419,357	414,608
Net deferred tax liability	$199,280	$140,273

	December 31,
(Amounts in thousands)	2016	2015
Deferred tax assets:
Federal net operating loss carryforwards	$40,352	$106,418
State net operating loss carryforwards	96,356	96,811
Deferred compensation	50,067	41,241
Foreign tax credits	46,795	37,390
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	72,188	74,282
Total deferred tax assets	$312,349	$362,733

Deferred tax liabilities:
Property and equipment	$294,050	$288,504
Intangible assets and other	125,307	126,104
Total deferred tax liabilities	$419,357	$414,608
In addition to the net operating losses recognized under financial accounting principles and included in deferred income tax assets in the above table, we had approximately $272.8 million of income tax deductions related to share-based payments that are in excess of the amount recognized in the accompanying financial statements as of December 31, 2016. When these benefits are realized in our tax returns as a reduction of taxes that otherwise would have been required to be paid in cash, then, in accordance with FASB ASC Topic 718, Compensation - Stock Compensation, we will recognize these excess benefits as an increase in additional paid in capital on an after-tax basis, which at current income tax rates would approximate $98.7 million. We use the "with and without" method when determining when excess tax benefits have been realized.
As of December 31, 2016 and 2015, we had approximately $6.6 million of alternative minimum tax credits that have no expiration date.
As of December 31, 2016, we had approximately $0.2 billion and $4.2 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2035, respectively. We have recorded a valuation allowance of $92.3 million and $88.4 million as of December 31, 2016 and 2015,

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2016 and December 31, 2015 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. During the year ended December 31, 2014, certain of these fully valued deferred tax assets related to NOL carryforwards were written off or written down as a result of changes in state tax laws. In particular, fully valued NOL carryforwards related to past operations in Ohio were written off since our operations in that state are no longer subject to corporate income tax in that state. Additionally, due to a change in New York tax law, certain NOL carryforwards were converted from pre-apportionment NOL carryforwards to post-apportionment NOL carryforwards, resulting in a write down of these fully valued NOLs in 2015. In conjunction with each of these changes, a corresponding reduction in valuation allowance was recorded. These changes did not impact our results of operations.
The change in valuation allowance attributable to income from continuing operations, discontinued operations and other comprehensive loss and equity is presented below:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Continuing operations	$648	$896	$1,413
Discontinued operations	—	—	(207)
Total change in valuation allowance	$648	$896	$1,206
Our unrecognized tax benefit as of December 31, 2016 and 2015 was $44.6 million and $43.9 million, respectively. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company's NOL position, we have not accrued any penalties and interest.

12.	Preferred Stock, Common Stock and Other Stockholders' Equity
Common Stock
As of December 31, 2016, the number of authorized shares of common stock was 140,000,000 shares, of which 90,849,428 shares were outstanding, 1,724,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,775,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
On November 20, 2013, Holdings' Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings fully utilized the availability under the November 2013 Stock Repurchase Plan by August 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative price of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of February 16, 2017, Holdings had repurchased 2,790,000 shares at a cumulative price of approximately $157.8 million and an average price per share of $56.56 under the June 2016 Stock Repurchase Plan, leaving approximately $342.2 million available for permitted repurchases.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

During the years ended December 31, 2016, 2015 and 2014, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends Paid Per Share
2016:
Fourth Quarter	$0.64
Third Quarter	$0.58
Second Quarter	$0.58
First Quarter	$0.58
2015:
Fourth Quarter	$0.58
Third Quarter	$0.52
Second Quarter	$0.52
First Quarter	$0.52
2014:
Fourth Quarter	$0.52
Third Quarter	$0.47
Second Quarter	$0.47
First Quarter	$0.47
Preferred Stock
As of December 31, 2016, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control.
Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(1,710)	$(301)	$(19,705)	$(10,981)	$(32,697)
Net current period change	(10,488)	(1,604)	(32,880)	17,327	(27,645)
Amounts reclassified from AOCI	—	1,179	—	(466)	713
Balance as of December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Net current period change	(12,602)	(2,671)	1,934	4,819	(8,520)
Amounts reclassified from AOCI	—	1,799	879	(1,087)	1,591
Balance as of December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Net current period change	(7,142)	(944)	4,881	965	(2,240)
Amounts reclassified from AOCI	—	1,716	931	(1,033)	1,614
Balance as of December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2016, 2015 and 2014:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2016	2015	2014
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$1,716	$1,799	$1,179
	Income tax benefit	(669)	(761)	(466)
	Net of tax	$1,047	$1,038	$713

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$931	$879	$—
	Income tax benefit	(364)	(326)	—
	Net of tax	$567	$553	$—

Total reclassifications		$1,614	$1,591	$713

13.	Pension Benefits
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
Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Change in benefit obligation:
Beginning balance	$223,389	$246,653	$211,813
Interest cost	8,901	9,116	9,686
Actuarial (gain) loss	(828)	(17,869)	40,422
Benefits paid	(14,891)	(14,511)	(15,268)
Benefit obligation at end of period	$216,571	$223,389	$246,653

Change in fair value of plan assets:
Beginning balance	$173,123	$186,131	$176,706
Actual return on assets	15,949	(2,767)	20,342
Employer contributions	6,000	6,000	6,000
Administrative fees	(1,806)	(1,730)	(1,649)
Benefits paid	(14,891)	(14,511)	(15,268)
Fair value of plan assets at end of period	$178,375	$173,123	$186,131
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2016 and 2015, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $38.2 million and $50.3 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2016	2015
Discount rate	3.90%	4.10%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Net periodic benefit cost:
Service cost	$2,400	$2,000	$1,600
Interest cost	8,901	9,116	9,687
Expected return on plan assets	(12,490)	(13,438)	(12,752)
Amortization of net actuarial loss	931	879	—
Total net periodic benefit	$(258)	$(1,443)	$(1,465)

Other comprehensive income (loss):
Current year actuarial gain (loss)	$4,881	$1,934	$(32,880)
Recognized net actuarial loss	931	879	—
Total other comprehensive gain (loss)	$5,812	$2,813	$(32,880)
As of December 31, 2016 and 2015, we have recorded $43.6 million (net of tax benefit of $0.3 million) and $47.2 million (net of tax benefit of $2.6 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We anticipate that $0.8 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2017.
The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2016	2015	2014
Discount rate	4.10%	3.80%	4.70%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	27.79	29.39	30.19
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
Plan Assets
The target allocations for plan assets are 16% domestic equity securities, 48% fixed income securities, 13% international equity securities, and 23% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of December 31, 2016
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$32,365	$32,365	$—	$—
Small/Mid-Cap Equity (a)	5,425	5,425	—	—
International Equity (b)	22,598	22,598	—	—
Fixed Income:
Long Duration Fixed Income (c)	69,583	69,583	—	—
High Yield (d)	8,918	8,918	—	—
Emerging Markets Debt (e)	6,360	6,360	—	—
Alternatives:
Hedge Fund of Funds (f)	9,967	—	—	9,967
Other Investments (g) (h)	23,159	—	—	—
Fair Value of Plan Assets	$178,375	$145,249	$—	$9,967

	Fair Value Measurements as of December 31, 2015
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$30,693	$30,693	$—	$—
Small/Mid-Cap Equity (a)	4,515	4,515	—	—
International Equity (b)	19,902	19,902	—	—
Fixed Income:
Long Duration Fixed Income (c)	74,073	74,073	—	—
High Yield (d)	7,587	7,587	—	—
Emerging Markets Debt (e)	6,055	6,055	—	—
Alternatives:
Hedge Fund of Funds (f)	9,987	—	—	9,987
Other Investments (g) (h)	20,311	—	—	—
Fair Value of Plan Assets	$173,123	$142,825	$—	$9,987
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

(h)
Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 or 90 day period redemption notice.

The following table represents a rollforward of the December 31, 2016 and 2015 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2014	$10,174
Actual return on plan assets:
Relating to assets still held at the reporting date	(187)
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2015	9,987
Actual return on plan assets:
Relating to assets still held at the reporting date	(20)
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2016	$9,967
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2017	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2017	$9,512
2018	10,292
2019	10,722
2020	11,033
2021	11,365
2022 through 2026	61,930
Total expected benefit payments	$114,854

14.	Earnings Per Common Share
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
For the years ended December 31, 2016, 2015 and 2014, the computation of diluted earnings per share included the effect of 2.0 million, 4.4 million and 3.7 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2016, 2015 and 2014, the computation of diluted earnings per share excluded the effect of 0.4 million, 0.2 million and 1.8 million antidilutive stock options and restricted stock units, respectively. Earnings per common share for the years ended December 31, 2016, 2015 and 2014 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014
Net income attributable to Six Flags Entertainment Corporation common stockholders	$118,302	$154,690	$76,022

Weighted-average common shares outstanding—basic	92,349	93,580	94,477
Effect of dilutive stock options and restricted stock units	2,049	4,401	3,662
Weighted-average common shares outstanding—diluted	94,398	97,981	98,139

Earnings per share—basic	$1.28	$1.65	$0.80
Earnings per share—diluted	$1.25	$1.58	$0.77

15.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2016, our share of the distribution will be approximately $30.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2016, is $374.6 million in the case of SFOG and $433.8 million in the case of SFOT. As of December 31, 2016, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2015 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.5000 units from the Georgia partnership for approximately $1.6 million in May 2015. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.0650 units from the Georgia partnership for approximately $0.2 million in May 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2016 at both parks aggregated approximately $461.8 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $350.0 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
We incurred $27.8 million of capital expenditures at these parks during the 2016 season and intend to incur approximately $17.0 million of capital expenditures at these parks for the 2017 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2016 and 2015, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.
Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, Six Flags Hurricane Harbor Oaxtepec, La Ronde and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. Under these rent agreements we recognized rental expense of approximately $5.1 million for the years ended December 31, 2016 and 2015 and $6.3 million for the year ended December 31, 2014.
Total rental expense from continuing operations, including office space and park sites, was approximately $12.9 million, $11.9 million and $12.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2016, are summarized as follows:

(Amounts in thousands)
For the year ending December 31:
2017	$7,267
2018	7,045
2019	7,860
2020	7,471
2021	6,385
2022 and thereafter	125,651
$161,679
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
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2017. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Capital Expenditures
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2017 calendar year plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico. The waterpark is expected to open to the public in early 2017.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorney's fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss, and allowed the case to proceed, however we intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
Tax and other contingencies
As of December 31, 2016 and 2015, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

16.	Business Segments
We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks.
The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Net income	$156,727	$192,855	$113,489
Interest expense, net	81,872	75,903	72,589
Income tax expense	76,539	70,369	46,522
Depreciation and amortization	106,893	107,411	108,107
Corporate expenses	51,435	59,167	48,595
Stock-based compensation	116,339	56,233	140,038
Non-operating park level expense (income), net:
Loss on disposal of assets	1,968	9,882	5,860
Gain on sale of investee	—	—	(10,031)
Loss on debt extinguishment, net	2,935	6,557	—
Other expense, net	1,684	223	356
Park EBITDA	$596,392	$578,600	$525,525
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income from continuing operations by domestic and foreign categories as of or

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

for the years ended December 31, 2016, 2015 and 2014:

(Amounts in thousands)	Domestic	Foreign	Total
As of or for the year ended December 31, 2016
Long-lived assets	$2,111,839	$83,636	$2,195,475
Revenues	1,205,235	114,163	1,319,398
Income from continuing operations before income taxes and discontinued operations	216,205	17,061	233,266
As of or for the year ended December 31, 2015
Long-lived assets	$2,105,547	$79,283	$2,184,830
Revenues	1,144,917	119,021	1,263,938
Income from continuing operations before income taxes and discontinued operations	238,416	24,808	263,224
As of or for the year ended December 31, 2014
Long-lived assets	$2,114,897	$92,815	$2,207,712
Revenues	1,058,025	117,768	1,175,793
Income from continuing operations before income taxes and discontinued operations	145,622	14,389	160,011

17.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$115,419	$407,066	$557,599	$239,314
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(46,935)	60,887	102,482	1,868
Net (loss) income per weighted average common share outstanding:
Basic	$(0.51)	$0.65	$1.11	$0.02
Diluted	(0.51)	0.64	1.09	0.02

	Year Ended December 31, 2015
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$85,155	$386,065	$575,261	$217,457
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(70,326)	65,532	157,300	2,184
Net (loss) income per weighted average common share outstanding:
Basic	$(0.75)	$0.69	$1.67	$0.02
Diluted	(0.75)	0.67	1.64	0.02

	Year Ended December 31, 2014
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$73,718	$376,551	$541,843	$183,681
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(61,201)	66,306	105,034	(34,117)
Net (loss) income per weighted average common share outstanding:
Basic	$(0.64)	$0.70	$1.11	$(0.37)
Diluted	(0.64)	0.67	1.08	(0.37)
We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.
During the third quarter of 2014, it was determined that achievement of the Modified EBITDA performance target related to the 2015 Performance Award was probable by 2015. Additionally, the results of operations for the year ended December 31, 2014 exceeded the threshold for a 2014 partial achievement award, and the results for the year ended December 31, 2015 exceeded the threshold for the remainder of the award, resulting in the issuance of a partial achievement award in February

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

2015, with the remainder of the award issued in February 2016. As a result, we began accruing stock-based compensation expense related to this award in 2014, resulting in a cumulative catch-up of non-cash compensation costs that materially impacted net income for the third quarter of 2014 by $72.6 million.
During the third quarter of 2016, it was determined that achievement of the Modified EBITDA performance target related to the 2017 Performance Award was probable by 2017. As a result, we began accruing stock-based compensation expense related to this award in 2016, resulting in a cumulative catch-up of non-cash compensation costs that materially impacted net income for the third quarter of 2016 by $85.8 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2016, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2016
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2017 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2016 (the "2017 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2016 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2017 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2016 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,678,969	(1)	$36.63	(2)	3,499,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,678,969		$36.63		3,499,000
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

(3)
Consists of 1,775,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 1,724,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2017 Proxy Statement.

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
Date: February 23, 2017

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ JOHN M. DUFFEY
John M. Duffey President and Chief Executive Officer, Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ JOHN M. DUFFEY	President and Chief Executive Officer, Director (Principal Executive Officer)	February 23, 2017
John M. Duffey

/s/ MARSHALL BARBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2017
Marshall Barber

/s/ MARIO CENTOLA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2017
Mario Centola

/s/ JAMES REID-ANDERSON	Executive Chairman	February 22, 2017
James Reid-Anderson

/s/ KURT CELLAR	Director	February 23, 2017
Kurt Cellar

/s/ JON L. LUTHER	Director	February 23, 2017
Jon L. Luther

/s/ USMAN NABI	Director	February 23, 2017
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 23, 2017
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 23, 2017
Richard W. Roedel

EXHIBIT INDEX

Exhibit Number		Exhibit Description
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
4.4
Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.5
Form of 4.875% Senior Note due 2024 (included as Exhibit A to Exhibit 4.4)—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

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

10.47	†
Employment Agreement, dated as of February 18, 2016, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.47 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.48	†
Employment Agreement, dated as of February 18, 2016, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.48 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.49	†
Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.50	†	List of Project 750 Awards—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.51	†	Project 750 Program Overview—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.52	†	Form of Project 750 Program Award Agreement—incorporated by reference to Exhibit 10.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on October 26, 2016.
10.53	†
Amendment to Credit Agreement, dated as of June 16, 2016, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

10.54	†
Second Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2016, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2016.

10.55	†
Amendment No.1 to Employment Agreement, dated as of February 10, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 13, 2017.

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