Form 10-Q
period 2017-03-31
Six Flags Entertainment Corp
filed 2017-04-26
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2017 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 21, 2017, Six Flags Entertainment Corporation had 90,609,967 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (the "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and our aspirational financial performance goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2016 Annual Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	March 31, 2017	December 31, 2016
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,001	$137,385
Restricted-use investment securities	4,088	3,926
Accounts receivable, net	55,716	69,018
Inventories	36,745	24,156
Prepaid expenses and other current assets	57,147	44,306
Total current assets	184,697	278,791
Property and equipment, net:
Property and equipment, at cost	2,031,959	1,968,565
Accumulated depreciation	(785,380)	(757,310)
Total property and equipment, net	1,246,579	1,211,255
Other assets:
Debt issuance costs	3,889	4,188
Deposits and other assets	10,619	9,218
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $17,875 and $17,135 as of March 31, 2017 and December 31, 2016, respectively	353,347	353,972
Total other assets	998,103	997,626
Total assets	$2,429,379	$2,487,672

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$42,480	$26,209
Accrued compensation, payroll taxes and benefits	18,761	31,039
Accrued insurance reserves	42,540	42,443
Accrued interest payable	11,648	27,684
Other accrued liabilities	32,023	35,461
Deferred revenue	156,892	123,955
Short-term borrowings	60,000	—
Current portion of long-term debt	29,010	29,161
Total current liabilities	393,354	315,952
Noncurrent liabilities:
Long-term debt	1,625,449	1,624,486
Other long-term liabilities	47,903	48,568
Deferred income taxes	61,634	199,280
Total noncurrent liabilities	1,734,986	1,872,334
Total liabilities	2,128,340	2,188,286

Redeemable noncontrolling interests	485,876	485,876

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 91,256,786 and 90,849,428 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	2,281	2,271
Capital in excess of par value	1,147,314	1,116,227
Accumulated deficit	(1,270,489)	(1,237,804)
Accumulated other comprehensive loss, net of tax	(63,943)	(67,184)
Total stockholders' deficit	(184,837)	(186,490)
Total liabilities and deficit	$2,429,379	$2,487,672
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2017	March 31, 2016
Theme park admissions	$50,948	$58,081
Theme park food, merchandise and other	31,160	38,290
Sponsorship, licensing and other fees	13,290	14,432
Accommodations revenue	4,130	4,616
Total revenues	99,528	115,419
Operating expenses (excluding depreciation and amortization shown separately below)	92,112	94,111
Selling, general and administrative (including stock-based compensation of $11,990 and $2,006 in 2017 and 2016, respectively, and excluding depreciation and amortization shown separately below)	46,915	36,263
Costs of products sold	7,581	10,138
Depreciation	26,643	25,378
Amortization	648	650
Loss (gain) on disposal of assets	670	(483)
Interest expense	21,217	19,601
Interest income	(216)	(143)
Other (income) expense, net	(903)	699
Loss before income taxes	(95,139)	(70,795)
Income tax benefit	(37,591)	(23,860)
Net loss	$(57,548)	$(46,935)

Weighted-average common shares outstanding — basic and diluted:	91,151	92,359

Net loss per average common share outstanding — basic and diluted:	$(0.63)	$(0.51)

Cash dividends declared per common share	$0.64	$0.58
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016
Net loss	$(57,548)	$(46,935)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	2,898	1,094
Defined benefit retirement plan (2)	129	151
Change in cash flow hedging (3)	214	(392)
Other comprehensive income, net of tax	3,241	853
Comprehensive loss	$(54,307)	$(46,082)

(1)	Foreign currency translation adjustment is presented net of tax expense of $1.6 million and $0.6 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended March 31, 2017 and net of tax benefit of $0.3 million for the three months ended March 31, 2016.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	1,914,994	47	11,050	—	—	11,097
Stock-based compensation	—	—	2,006	—	—	2,006
Dividends declared to common stockholders	—	—	—	(53,115)	—	(53,115)
Repurchase of common stock	(215,506)	(5)	(1,853)	(9,450)	—	(11,308)
Net loss	—	—	—	(46,935)	—	(46,935)
Net other comprehensive income, net of tax	—	—	—	—	853	853
Balances at March 31, 2016	93,250,339	$2,331	$1,052,913	$(1,062,725)	$(65,705)	$(73,186)

Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment (Note 1)	—	—	—	101,057	—	101,057
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,136,747)	(67,184)	(85,433)
Issuance of common stock	743,368	18	21,445	—	—	21,463
Stock-based compensation	—	—	11,990	—	—	11,990
Dividends declared to common stockholders	—	—	—	(58,550)	—	(58,550)
Repurchase of common stock	(336,010)	(8)	(2,348)	(17,644)	—	(20,000)
Net loss	—	—	—	(57,548)	—	(57,548)
Net other comprehensive income, net of tax	—	—	—	—	3,241	3,241
Balances at March 31, 2017	91,256,786	$2,281	$1,147,314	$(1,270,489)	$(63,943)	$(184,837)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net loss	$(57,548)	$(46,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,291	26,028
Stock-based compensation	11,990	2,006
Interest accretion on notes payable	92	117
Amortization of debt issuance costs	1,171	1,066
Other, including loss on disposal of assets	(1,404)	(1,789)
Decrease in accounts receivable	14,276	3,682
Increase in inventories, prepaid expenses and other current assets	(24,703)	(24,720)
(Increase) decrease in deposits and other assets	(1,390)	74
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	24,911	26,308
Decrease in accrued interest payable	(16,036)	(10,421)
Deferred income taxes	(39,238)	(28,421)
Net cash used in operating activities	(60,588)	(53,005)

Cash flows from investing activities:
Additions to property and equipment	(51,634)	(42,885)
Property insurance recoveries	—	343
Purchase of restricted-use investments, net	(162)	(159)
Proceeds from sale of assets	10	1,351
Net cash used in investing activities	(51,786)	(41,350)

Cash flow from financing activities:
Repayment of borrowings	(10,151)	(70,887)
Proceeds from borrowings	70,000	141,000
Payment of cash dividends	(58,546)	(53,110)
Proceeds from issuance of common stock	21,463	11,097
Stock repurchases	(20,000)	(11,308)
Net cash provided by financing activities	2,766	16,792

Effect of exchange rate on cash	3,224	391

Net decrease in cash and cash equivalents	(106,384)	(77,172)
Cash and cash equivalents at beginning of period	137,385	99,760
Cash and cash equivalents at end of period	$31,001	$22,588

Supplemental cash flow information
Cash paid for interest	$35,990	$28,825
Cash paid for income taxes	$2,662	$5,979
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme and water parks and are the largest regional theme park operator in the world. Of the 18 parks we currently own or operate, 16 parks are located in the United States, one is located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2016 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2017 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $93.7 million and $92.3 million as of March 31, 2017 and December 31, 2016, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitations in the various jurisdictions in which we are subject to tax. However, these jurisdictions may audit prior years for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year for which the statute of limitations

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years of the Company and its predecessors for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2017 and December 31, 2016, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to simplify the accounting for employee share-based payments. Upon the adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized within income tax expense when the awards vest or are settled. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. As a result, we recognized $6.0 million in excess tax benefits related to employee share-based payments during the quarter. Additionally, we recorded a cumulative effect adjustment to opening retained earnings of $101.1 million to recognize U.S. net operating loss carryforwards attributable to income tax deductions taken in prior periods related to employee share-based payments that were in excess of amounts recognized in our financial statements. Prior to the adoption of ASU 2016-09, we used the "with and without" method when determining when excess tax benefits had been realized, and as a result of our utilization of U.S. net operating loss carryforwards, any excess tax benefits generated to date have not reduced any taxes that would have otherwise been required to be paid. As such, no excess tax benefits had been previously recognized in our financial statements.

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

d.	Derivative Instruments and Hedging Activities
We account for derivatives and hedging activities in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.
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
Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Changes in the fair value of derivatives that do not qualify for hedge accounting or that were de-designated are recorded in other (income) expense, net in the unaudited condensed consolidated statements of operations on a current basis. See Note 2 for further discussion.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
Upon the adoption of ASU 2016-09, excess tax benefits and tax deficiencies should no longer be included as assumed proceeds in the calculation of diluted shares outstanding. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017.
We incurred a net loss for the three months ended March 31, 2017 and March 31, 2016 and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded the effect of 5,181,000 and 6,020,000 antidilutive stock options for the three months ended March 31, 2017 and March 31, 2016, respectively.

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
We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings' common stock on the date of grant.
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA" is defined as the Company's consolidated income from continuing operations excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was earned, resulting in the issuance of 1,511,100 shares and 1,314,000 shares, plus associated DERs, in February 2015 and 2016, respectively. We recognized a reduction in stock-based compensation expense of $1.6 million during 2016 as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). The Compensation Committee determined that, since the incremental investment in the new Mexico waterpark was not planned when the 2017 Performance Award goal was determined, the 2017 Performance Award will be increased by an amount based on the Company’s cost of capital times the incremental investment, prorated for the number of months in 2017 the waterpark is open less pre-opening expenses incurred in 2017. On this basis, the 2017 Performance Award goal has increased by $1.1 million to $601.1 million. If the goal is achieved in 2017, an aggregate payout under this award to key employees would be approximately 2,300,000 shares. For the quarter ended September 30, 2016, it was determined that achievement of the Modified EBITDA performance goal is probable by 2017, primarily based on the success of our fall sales campaign for 2017 season passes, memberships and all-season dining passes, as well as a growth in deferred revenue and growth in our business once weather normalized in the second half of the third quarter. As such, in accordance with FASB ASC Topic 718, Stock Compensation, we have accrued $8.5 million, plus an additional $0.8 million for the associated DERs, for stock-based compensation expense related to the 2017 Performance Award for the three months ended March 31, 2017. In total, we have recognized $100.0 million and $11.8 million in stock-based compensation expense related to the 2017 Performance Award and related DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended March 31, 2017, the total unrecognized compensation expense related to the 2017 Performance Award was $36.1 million, plus approximately $4.4 million for the associated DERs, that will be recognized over the remaining service period.
During the three months ended March 31, 2017 and March 31, 2016, stock-based compensation expense consisted of the following:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016
Long-Term Incentive Plan	$11,890	$1,906
Employee Stock Purchase Plan	100	100
Total Stock-Based Compensation	$11,990	$2,006
As of March 31, 2017, options to purchase approximately 5,181,000 shares of common stock of Holdings and approximately 10,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 1,612,000 shares were available for future grant.
The new guidance in ASU 2016-09, which we adopted in the quarter ended March 31, 2017, allows companies to elect to account for forfeitures as they occur rather than estimating the number of awards that are not expected to vest because the requisite service period will not be rendered. We have elected to continue to estimate the number of awards that are expected to vest.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2017, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will be recognized in 2017 and (iv) sponsorship revenue that will primarily be recognized in 2017.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2017 and December 31, 2016, we have recorded an allowance for doubtful accounts of $4.6 million and $3.0 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

i.	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We adopted the new guidance in ASU 2016-09 in the quarter ended March 2017. The impact of the adoption of ASU 2016-09 on our consolidated financial statements is as follows:

•
Condensed Consolidated Balance Sheets - a $101.1 million reduction in the January 1, 2017 accumulated deficit and deferred income taxes balances resulting from the recognition (modified retrospective) of all previously unrecognized excess tax benefits and tax deficiencies related to employee share-based payments;

•
Condensed Consolidated Statements of Operations - all excess tax benefits and tax deficiencies related to employee share-based payments will be recognized through income tax expense (prospectively); and

•
Condensed Consolidated Statements of Cash Flows - all excess tax benefits related to employee share-based payments will be presented as operating activities along with other income tax cash flows (prospectively).

j.	Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of the Company’s key revenue drivers as it relates to ASU 2014-09. We will not be early adopting these standards and we have not selected a transition method upon adoption. Based on our initial evaluation of in-park related revenue, we have determined that performance obligations under the revenue standards will not change how we currently recognize revenue.  As it relates to admissions, sponsorship, and international licensing, we continue to evaluate the impact of the standards on these revenue accounts.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early application permitted. We have not yet selected a transition method; however, we note that with the adoption of the amendments in ASU 2016-02, operating leases related to certain of our land leases will require recognition in our consolidated balance sheet under ASU 2016-02. This could have a material effect on our consolidated statement of financial position, but we do not anticipate this will have a material effect on our results of operations or cash flows.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles-Goodwill and Other (Topic 350) ("ASU 2017-04"). The amendments in ASU 2017-04 intend to simplify the subsequent measurement of goodwill, eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. ASU 2017-04 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early application permitted. An entity should apply ASU 2017-04 using a prospective transition method. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715) “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” ("ASU 2017-07"). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 also require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our net periodic pension cost and net periodic postretirement benefit cost.

2.	Derivative Financial Instruments
By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instrument is placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or currency exchange rates. We manage the market risk associated with derivative instruments by establishing and monitoring parameters that limit the types and degree of market risk that we may undertake. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We record derivative instruments at fair value on our unaudited and audited condensed consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in accumulated other comprehensive income (loss) and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to interest expense and other (income) expense, net, respectively. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continue to serve as economic hedges and provide protection against rising interest rates. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive income (loss) will be amortized into earnings through the original December 2017 maturity date.
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	March 31, 2017	December 31, 2016
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$871
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	476	—
	$476	$871
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 and March 31, 2016 were as follows:
Three Months Ended March 31, 2017 and March 31, 2016

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2017	2016	2017	2016
Interest Rate Swap Agreements	$57	$(1,084)	$(293)	$(442)	$30	$—
Total	$57	$(1,084)	$(293)	$(442)	$30	$—
The Interest Rate Swap Agreements were de-designated on March 31, 2017, and the amounts previously recorded in accumulated other comprehensive income will be amortized into earnings through the original December 2017 maturity date. As of March 31, 2017, approximately $0.5 million of unrealized losses related to the Interest Rate Swap Agreements prior to de-designation remain in accumulated other comprehensive income (loss), all of which is expected to be reclassified from accumulated other comprehensive income (loss) to operations within the next twelve months.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of March 31, 2017 and December 31, 2016:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	March 31, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$4,088	$4,088	$3,926	$3,926
Interest Rate Swap Agreements	(476)	(476)	(871)	(871)
Long-term debt (including current portion)	(1,714,459)	(1,737,963)	(1,653,647)	(1,679,525)
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
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes (see 2021 Notes and 2024 Notes below), (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points.
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
On June 30, 2015, we amended and restated the 2011 Credit Facility (as amended by the 2012 Credit Facility Amendment and the 2013 Credit Facility Amendment, the "Amended and Restated Credit Facility"). The Amended and Restated Credit Facility is comprised of a $250.0 million revolving credit loan facility (the "Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility (the "Amended and Restated Term Loan B"). In connection with entering into the

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Amended and Restated Credit Facility, we fully repaid the outstanding Term Loan B. The remaining proceeds from the Amended and Restated Credit Facility were used for share repurchases and payment of refinancing fees.
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
As of March 31, 2017, $60.0 million was outstanding under the Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $19.7 million). As of December 31, 2016, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2017, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of March 31, 2017 and December 31, 2016, $544.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of March 31, 2017, the applicable interest rate on the Amended and Restated Term Loan B was 3.15%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B and we used the remaining net proceeds of the sale of the 2024 Notes for general

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

corporate and working capital purposes, which primarily included repurchases of our common stock. Interest payments of $7.3 million are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment on January 31, 2017, which was $9.1 million.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $4.1 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of March 31, 2017 and December 31, 2016, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2017	December 31, 2016
Amended and Restated Term Loan B	$544,750	$544,750
2021 Notes	800,000	800,000
2024 Notes	300,000	300,000
HWP Refinance Loan	29,010	29,161
Amended and Restated Revolving Loan	60,000	—
Net discount	(2,101)	(2,192)
Deferred financing costs	(17,200)	(18,072)
Long-term debt and Short-term borrowings	1,714,459	1,653,647
Less current portion	(89,010)	(29,161)
Total long-term debt	$1,625,449	$1,624,486
See Note 11, Subsequent Event, for discussion of the issuance of senior unsecured notes subsequent to the period of this Quarterly Report.

5.	Accumulated Other Comprehensive Income (Loss)
Changes in the composition of AOCI during the three months ended March 31, 2017 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Amounts reclassified from accumulated other comprehensive income (loss)	—	293	211	(196)	308
Current period other comprehensive (loss) income activity	4,463	57	—	(1,587)	2,933
Balances at March 31, 2017	$(27,479)	$(476)	$(43,749)	$7,761	$(63,943)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three months ended March 31, 2017 and March 31, 2016:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI		March 31, 2017	March 31, 2016
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$293	$442
	Income tax expense	(114)	(172)
	Net of tax	$179	$270

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$211	$247
	Income tax expense	(82)	(97)
	Net of tax	$129	$150

Total reclassifications		$308	$420

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2017, our share of the distribution will be approximately $30.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2017, is $374.6 million in the case of SFOG and $433.8 million in the case of SFOT. As of March 31, 2017, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this Quarterly Report, no partnership units in the Georgia or Texas partnerships have been tendered for purchase pursuant to the 2017 annual offer. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.065 units from the Georgia partnership for approximately $0.2 million in May 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2017 at both parks will be approximately $461.8 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We incurred $27.8 million of capital expenditures at these parks during the 2016 season and intend to incur approximately $17.0 million of capital expenditures at these parks for the 2017 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2017 and December 31, 2016, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.
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
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions and oral arguments were heard on February 13, 2017. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss and allowed the case to proceed. On January 6, 2017, the court denied our motion to certify questions for interlocutory appeal, but on April 7, 2017, the court granted our motion for reconsideration of the motion for interlocutory appeal. Accordingly, two questions regarding the interpretation of the Illinois Biometric Information Privacy Act have been certified for consideration by the Appellate Court of the Second District to determine whether to accept the appeal at this time. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
Tax and Other Contingencies
As of March 31, 2017 and December 31, 2016, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2017, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $227.6 million and $258.3 million, respectively.
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of March 31, 2017 was approximately $203.6 million and $258.3 million, respectively.

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

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016
Net loss	$(57,548)	$(46,935)
Interest expense, net	21,001	19,458
Income tax benefit	(37,591)	(23,860)
Depreciation and amortization	27,291	26,028
Corporate expenses	15,042	14,044
Stock-based compensation	11,990	2,006
Non-operating park level expense (income), net:
Loss (gain) on disposal of assets	670	(483)
Other (income) expense, net	(903)	699
Park EBITDA	$(20,048)	$(9,043)
All of our owned or managed parks are located in the United States with the exception of one park in Mexico City, Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2017 and March 31, 2016:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Domestic	Foreign	Total
2017	(Amounts in thousands)
Long-lived assets	$2,134,872	$95,302	$2,230,174
Revenues	85,451	14,077	99,528
Loss before income taxes	(93,041)	(2,098)	(95,139)
2016
Long-lived assets	$2,118,094	$87,925	$2,206,019
Revenues	99,355	16,064	115,419
Loss before income taxes	(70,326)	(469)	(70,795)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended
(Amounts in thousands)	March 31, 2017	March 31, 2016
Service cost	$425	$600
Interest cost	2,065	2,242
Expected return on plan assets	(3,211)	(3,116)
Amortization of net actuarial loss	211	247
Total net periodic benefit	$(510)	$(27)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2017	March 31, 2016
Discount rate	3.90%	4.10%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.25%	7.25%
Employer Contributions
During the three months ended March 31, 2017 and March 31, 2016, we made pension contributions of $1.5 million.

10.	Stock Repurchase Plans
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
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of April 21, 2017, Holdings had repurchased 3,794,000 shares at a cumulative price of approximately $217.7 million and an average price per share of $57.39 under the June 2016 Stock Repurchase Plan, leaving approximately $282.3 million available for permitted repurchases.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock

Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount remaining under the June 2016 Stock Repurchase Plan.
The timing of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2021 Notes and the 2024 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion and Note 11 describing our issuance of new notes that contain covenants that will also limit the timing of share repurchases.

11.	Subsequent Event
Subsequent Debt Issuance. After the close of our fiscal quarter ended March 31, 2017, on April 13, 2017, we issued $700.0 million of 4.875% Senior Notes due 2024 and $500.0 million of 5.50% Senior Notes due 2027. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses. The remaining net proceeds will be used for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and to the extent we do not use such net proceeds for those purposes, we may use such amounts for strategic initiatives that we may undertake from time to time. In connection with the redemption of all of the outstanding 2021 Notes, in the second quarter of 2017, we expect to recognize a loss on debt extinguishment related to unamortized deferred financing costs of approximately $7.0 million in addition to certain fees associated with the closing of the transaction.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report") for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2016 Annual Report.
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
The results of operations for the three months ended March 31, 2017 and March 31, 2016 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 50% of total revenues during the three months ended March 31, 2017 and March 31, 2016), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2017, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased primarily due to the shift in the operating calendar due to the Easter holiday and Spring Break at certain of our parks falling later in the year, which contributed to a 14% decrease in both attendance and revenue. The negative impact of the Easter and Spring Break shifts was partially offset by operating cost savings, primarily in salaries and wages and advertising costs, driven by the later park openings. Park EBITDA was also negatively impacted by the weaker Mexican Peso relative to the comparable period in the prior year.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2016 Annual Report.
Recent Events
On February 21, 2017, we announced that we signed definitive agreements with our current partner in China to develop two additional Six Flags-branded parks in China. The theme park and waterpark will be located in Bishan, a district of Chongqing. Similar to the agreements for the parks in Haiyan, the agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, Six Flags will receive fees over the design and development period as well as ongoing remuneration once the parks open to the public.
On March 30, 2017, we announced that our board of directors approved a stock repurchase plan that allows us to repurchase an incremental $500.0 million of our common stock. The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount remaining under the Company’s existing stock repurchase plan. We have repurchased over $1.5 billion of our common stock since February 2011 and have approximately $782.3 million available under our current plans.
On March 30, 2017, we also announced that we completed an analysis of the costs and benefits of pursuing a spin-off of our real estate assets into a Real Estate Investment Trust ("REIT") and determined that it would not be in the best interests of our stockholders to proceed with such a transaction at this time. The cost of the REIT transaction, the ongoing operational complexity, the limitations on future strategic flexibility and the Company’s significant future growth opportunities were the primary factors in making this determination. However, we could revisit the merits of pursuing such a transaction should circumstances change.
On March 30, 2017, we announced our intent to issue an aggregate of up to $1.2 billion in a private offering of senior unsecured notes. On April 13, 2017, we issued $700.0 million of 4.875% Senior Notes due 2024 and $500.0 million of 5.50% Senior Notes due 2027. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses. The remaining net proceeds will be used for general corporate and working capital purposes, which we expect to primarily include repurchases of our common stock from time to time, subject to compliance with our financing agreements, and, to the extent we do not use such net proceeds for those purposes, we may use such amounts for strategic initiatives that we may undertake from time to time.

Results of Operations
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table sets forth summary financial information for the three months ended March 31, 2017 and March 31, 2016:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2017	March 31, 2016
Total revenue	$99,528	$115,419	(14)%
Operating expenses	92,112	94,111	(2)%
Selling, general and administrative	46,915	36,263	29%
Costs of products sold	7,581	10,138	(25)%
Depreciation and amortization	27,291	26,028	5%
Loss (gain) on disposal of assets	670	(483)	N/M
Interest expense, net	21,001	19,458	8%
Other (income) expense, net	(903)	699	N/M
Loss before income taxes	(95,139)	(70,795)	34%
Income tax benefit	(37,591)	(23,860)	58%
Net loss	$(57,548)	$(46,935)	23%

Other Data:
Attendance	1,854	2,149	(14)%
Total revenue per capita	$53.69	$53.71	—%
Revenue
Revenue for the three months ended March 31, 2017 totaled $99.5 million, a decrease of $15.9 million, or 14%, compared to $115.4 million for the three months ended March 31, 2016. The decrease in revenue was primarily attributable to a 14% decrease in attendance primarily driven by the shift of the Easter holiday falling in April 2017, which resulted in the opening of several of our parks for Spring Break later than in the prior year and shifted attendance from the first quarter into the second quarter of this year. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, decreased to $44.29 during the three months ended March 31, 2017 from $44.84 during the three months ended March 31, 2016. The decrease in per capita guest spending was primarily driven by the continued weakening of the Mexican Peso and a higher mix of season pass and member attendance partially offset by post-twelve month ongoing membership payments.
Admissions revenue per capita increased $0.46 during the three months ended March 31, 2017 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by membership revenue for memberships past the initial twelve-month term, during which time members continue to pay their membership fees on a month-to-month basis and ticket price increases on all ticket types. These increases were partially offset by a higher mix of season pass and membership attendance and the continued weakening of the Mexican Peso. Non-admissions revenue per capita decreased $1.01 during the three months ended March 31, 2017 relative to the comparable period in the prior year primarily due to the higher percentage of season pass holder and member attendance and the adverse impact of the weakened Mexico Peso.
Operating Expenses
Operating expenses for the three months ended March 31, 2017 decreased $2.0 million, or 2%, relative to the comparable period in the prior year, primarily as a result of a decrease in salaries, wages and benefits costs driven primarily by the later park openings due to the operating calendar shift resulting from the Easter holiday and Spring Break falling in the second quarter. The continued weakening of the Mexican Peso favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2017 increased $10.7 million, or 29%, compared to the three months ended March 31, 2016, primarily as a result of a net increase in stock-based compensation expense resulting primarily from the 2017 Performance Award, which we began recognizing and accruing during 2016 upon the determination that achievement of the award was probable, and an increase in insurance, consulting and legal costs. These increases were partially offset by a reduction in advertising costs.
Cost of products sold
Cost of products sold in the three months ended March 31, 2017 decreased $2.6 million, or 25%, compared to the three months ended March 31, 2016, primarily as a result of the later park openings due to the operating calendar shift resulting from the Easter holiday and Spring Break falling in the second quarter. Cost of products sold as a percentage of non-admissions revenue for the three months ended March 31, 2017 decreased relative to the comparable period in the prior year, primarily as a result of product mix driven by the later park openings due to the operating calendar shift resulting from Easter and Spring Break falling in the second quarter.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2017 increased $1.3 million, or 5%, compared to the three months ended March 31, 2016. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss (gain) on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2017 was $0.7 million compared to a gain of $0.5 million for the three months ended March 31, 2016, driven primarily by the sale of underutilized assets in 2016.
Interest expense, net
Interest expense, net increased $1.5 million, or 8%, for the three months ended March 31, 2017 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the increased borrowings under the 2024 Notes.
Income Tax Benefit
Income tax benefit was $37.6 million for the three months ended March 31, 2017 compared to an income tax benefit of $23.9 million for the three months ended March 31, 2016. The change in income tax benefit is primarily the result of a higher loss before income taxes resulting from lower revenues and higher stock-based compensation related to the 2017 Performance Award as well as the recognition of a discrete tax benefit for excess tax benefits related to employee share-based payments during the three months ended March 31, 2017.
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
In November 2016, Holdings' Board of Directors increased the quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock. During the three months ended March 31, 2017 and March 31, 2016, Holdings paid $58.5 million and $53.1 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $230.0 million in total cash dividends on our common stock for the 2017 calendar year.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of April 21, 2017, Holdings had repurchased 3,794,000 shares at a cumulative price of approximately $217.7 million and an average price per share of $57.39 under the June 2016 Stock Repurchase Plan, leaving approximately $282.3 million available for permitted repurchases.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount remaining under the June 2016 Stock Repurchase Plan.

Based on historical and anticipated operating results, we believe cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we believe we will continue to pay minimal United States cash taxes for the next two years.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2016 Annual Report.
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
On June 16, 2016, we also entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from 2.75% plus LIBOR to 2.50% plus LIBOR. In addition to the rate reduction, the $150.0 million prepayment made with proceeds from the 2024 Notes eliminated all future quarterly amortization payments on the Amended and Restated Term Loan B until maturity in 2022.
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
As of March 31, 2017, our total indebtedness, net of discount and deferred financing costs, was approximately $1,714.5 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018, (iii) estimated interest rates for floating-rate debt and (iv) the 2021 Notes and the 2024 Notes, we anticipate annual cash interest payments of approximately $80.0 million during 2017 and 2018. In connection with the issuance of the New 2024 Notes and the 2027 Notes and the redemption of the 2021 Notes, we anticipate annual cash interest payments to increase by approximately $20.0 million. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of March 31, 2017, we had approximately $31.0 million of unrestricted cash and $170.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9 percent of annual revenues on capital expenditures during the 2017 calendar year, plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico, which opened to the public in April 2017.
During the three months ended March 31, 2017, net cash used in operating activities was $60.6 million. Net cash used in investing activities during the three months ended March 31, 2017 was $51.8 million, consisting primarily of $51.6 million in capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2017 was $2.8 million, primarily attributable to net borrowings under the Amended and Restated Revolving Loan partially offset by the payment of $58.5 million in cash dividends.
Since our business is both seasonal in nature and involves significant levels of cash transactions, and most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or per capita spending, our net operating cash flows are largely driven by attendance and per capita spending levels. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.
Contractual Obligations
During the three months ended March 31, 2017, there were no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2017, there have been no material changes in our market risk exposure from that disclosed in the 2016 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2016 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2017, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2016 Annual Report and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2017.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers are pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asks the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions and oral arguments were heard on February 13, 2017. We have paid the full amount of our $2.5 million self-insurance retention to our insurers.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys fees and an injunction. The program commenced at the park during the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss, and allowed the case to proceed. On January 6, 2017, the court denied our motion to certify questions for interlocutory appeal, but on April 7, 2017, the court granted our motion for reconsideration of the motion for interlocutory appeal. Accordingly, two questions regarding the interpretation of the Illinois Biometric Information Privacy Act have been certified for consideration by the Appellate Court of the Second District to determine whether to accept the appeal at this time. However we intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

ITEM 1A.	RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2016 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2016 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On June 7, 2016, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). As of April 21, 2017, Holdings had repurchased 3,794,000 shares at a cumulative price of approximately $217.7 million and an average price per share of $57.39 under the June 2016 Stock Repurchase Plan, leaving approximately $282.3 million available for permitted repurchases.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). The amount of shares of common stock authorized to be repurchased under the plan is in addition to the amount remaining under the June 2016 Stock Repurchase Plan.

The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2017 under the June 2016 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 - January 31	—	$—	—	$342,212,000
Month 2	February 1 - February 28	—	$—	—	$342,212,000
Month 3	March 1 - March 31	336,010	$59.52	336,010	$822,212,000
		336,010	$59.52	336,010	$822,212,000

ITEM 6.	EXHIBITS

Exhibit 10.1†
Amendment No. 1 to Employment Agreement, dated as of February 10, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 13, 2017

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

†                    Management contract or compensatory plan
*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 26, 2017	/s/ John M. Duffey
John M. Duffey
President and Chief Executive Officer, Director

Date:	April 26, 2017	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1†
Amendment No. 1 to Employment Agreement, dated as of February 10, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 13, 2017

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

†                    Management contract or compensatory plan
*                    Filed herewith
**             Furnished herewith