Form 10-Q
period 2017-06-30
Six Flags Entertainment Corp
filed 2017-07-26
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2017 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At July 21, 2017, Six Flags Entertainment Corporation had 85,570,064 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	June 30, 2017	December 31, 2016
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,279	$137,385
Restricted-use investment securities	2,784	3,926
Accounts receivable, net	109,636	69,018
Inventories	40,261	24,156
Prepaid expenses and other current assets	58,202	44,306
Total current assets	279,162	278,791
Property and equipment, net:
Property and equipment, at cost	2,073,684	1,968,565
Accumulated depreciation	(807,455)	(757,310)
Total property and equipment, net	1,266,229	1,211,255
Other assets:
Debt issuance costs	3,589	4,188
Deposits and other assets	11,718	9,218
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $18,568 and $17,135 as of June 30, 2017 and December 31, 2016, respectively	352,741	353,972
Total other assets	998,296	997,626
Total assets	$2,543,687	$2,487,672

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$75,180	$26,209
Accrued compensation, payroll taxes and benefits	20,565	31,039
Accrued insurance reserves	40,803	42,443
Accrued interest payable	26,483	27,684
Other accrued liabilities	42,413	35,461
Deferred revenue	195,319	123,955
Current portion of long-term debt	28,867	29,161
Total current liabilities	429,630	315,952
Noncurrent liabilities:
Long-term debt	2,019,190	1,624,486
Other long-term liabilities	47,952	48,568
Deferred income taxes	96,328	199,280
Total noncurrent liabilities	2,163,470	1,872,334
Total liabilities	2,593,100	2,188,286

Redeemable noncontrolling interests	505,321	485,876

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 85,563,377 and 90,849,428 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	2,139	2,271
Capital in excess of par value	1,094,658	1,116,227
Accumulated deficit	(1,589,693)	(1,237,804)
Accumulated other comprehensive loss, net of tax	(61,838)	(67,184)
Total stockholders' deficit	(554,734)	(186,490)
Total liabilities and deficit	$2,543,687	$2,487,672
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2017	June 30, 2016
Theme park admissions	$221,913	$215,762
Theme park food, merchandise and other	174,012	168,336
Sponsorship, licensing and other fees	22,706	19,220
Accommodations revenue	3,741	3,748
Total revenues	422,372	407,066
Operating expenses (excluding depreciation and amortization shown separately below)	145,768	142,096
Selling, general and administrative (including stock-based compensation of ($15,305) and $4,244 in 2017 and 2016, respectively, and excluding depreciation and amortization shown separately below)	38,118	58,711
Costs of products sold	37,489	36,020
Depreciation	26,171	25,273
Amortization	651	651
Loss on disposal of assets	1,657	597
Interest expense	27,213	20,206
Interest income	(57)	(16)
Loss on debt extinguishment	37,109	2,377
Other expense (income), net	568	(8)
Income before income taxes	107,685	121,159
Income tax expense	36,054	41,059
Net income	71,631	80,100
Less: Net income attributable to noncontrolling interests	(19,605)	(19,213)
Net income attributable to Six Flags Entertainment Corporation	$52,026	$60,887

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	87,136	93,054
Weighted-average common shares outstanding — diluted:	88,832	95,412

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$0.60	$0.65
Net income per average common share outstanding — diluted:	$0.59	$0.64

Cash dividends declared per common share	$0.64	$0.58
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2017	June 30, 2016
Theme park admissions	$272,861	$273,843
Theme park food, merchandise and other	205,172	206,626
Sponsorship, licensing and other fees	35,996	33,652
Accommodations revenue	7,871	8,364
Total revenues	521,900	522,485
Operating expenses (excluding depreciation and amortization shown separately below)	237,880	236,207
Selling, general and administrative (including stock-based compensation of ($3,315) and $6,250 in 2017 and 2016, respectively, and excluding depreciation and amortization shown separately below)	85,033	94,974
Costs of products sold	45,070	46,158
Depreciation	52,814	50,651
Amortization	1,299	1,301
Loss on disposal of assets	2,327	114
Interest expense	48,430	39,807
Interest income	(273)	(159)
Loss on debt extinguishment	37,109	2,377
Other (income) expense, net	(335)	691
Income before income taxes	12,546	50,364
Income tax (benefit) expense	(1,537)	17,199
Net income	14,083	33,165
Less: Net income attributable to noncontrolling interests	(19,605)	(19,213)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(5,522)	$13,952

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	89,133	92,707
Weighted-average common shares outstanding — diluted:	89,133	94,953

Net (loss) income per average common share outstanding:
Net (loss) income per average common share outstanding — basic:	$(0.06)	$0.15
Net (loss) income per average common share outstanding — diluted:	$(0.06)	$0.15

Cash dividends declared per common share	$1.28	$1.16
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016
Net income	$71,631	$80,100
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,881	(1,693)
Defined benefit retirement plan (2)	128	151
Change in cash flow hedging (3)	96	(3)
Other comprehensive income (loss), net of tax	2,105	(1,545)
Comprehensive income	73,736	78,555
Less: Comprehensive income attributable to noncontrolling interests	(19,605)	(19,213)
Comprehensive income attributable to Six Flags Entertainment Corporation	$54,131	$59,342

(1)	Foreign currency translation adjustment is presented net of tax expense of $1.0 million and net of tax benefit of $0.9 million for the three months ended June 30, 2017 and June 30, 2016, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million for each of the three months ended June 30, 2017 and June 30, 2016, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended June 30, 2017 and net of a nominal tax benefit for the three months ended June 30, 2016.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016
Net income	$14,083	$33,165
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	4,779	(599)
Defined benefit retirement plan (2)	257	302
Change in cash flow hedging (3)	310	(395)
Other comprehensive income (loss), net of tax	5,346	(692)
Comprehensive income	19,429	32,473
Less: Comprehensive income attributable to noncontrolling interests	(19,605)	(19,213)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(176)	$13,260

(1)	Foreign currency translation adjustment is presented net of tax expense of $2.6 million and net of tax benefit of $0.3 million for the six months ended June 30, 2017 and June 30, 2016, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.2 million for each of the six months ended June 30, 2017 and June 30, 2016, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.2 million for the six months ended June 30, 2017 and net of tax benefit of $0.3 million for the six months ended June 30, 2016.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	2,084,101	51	14,077	—	—	14,128
Stock-based compensation	—	—	6,250	—	—	6,250
Dividends declared to common stockholders	—	—	—	(106,919)	—	(106,919)
Repurchase of common stock	(777,606)	(19)	(5,984)	(38,088)	—	(44,091)
Employee stock purchase plan	19,863	1	974	—	—	975
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Net income attributable to Six Flags Entertainment Corporation	—	—	—	13,952	—	13,952
Net other comprehensive loss, net of tax	—	—	—	—	(692)	(692)
Balances at June 30, 2016	92,877,209	$2,322	$1,057,027	$(1,084,244)	$(67,250)	$(92,145)

Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment (Note 1)	—	—	—	101,057	—	101,057
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,136,747)	(67,184)	(85,433)
Issuance of common stock	902,670	22	25,753	—	—	25,775
Stock-based compensation	—	—	(3,315)	—	—	(3,315)
Dividends declared to common stockholders	—	—	—	(113,271)	—	(113,271)
Repurchase of common stock	(6,208,091)	(155)	(45,046)	(334,185)	—	(379,386)
Employee stock purchase plan	19,370	1	1,039	—	—	1,040
Fresh start valuation adjustment for SFOT units purchased	—	—	—	32	—	32
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(5,522)	—	(5,522)
Net other comprehensive income, net of tax	—	—	—	—	5,346	5,346
Balances at June 30, 2017	85,563,377	$2,139	$1,094,658	$(1,589,693)	$(61,838)	$(554,734)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$14,083	$33,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,113	51,952
Stock-based compensation	(3,315)	6,250
Interest accretion on notes payable	390	232
Loss on debt extinguishment	37,109	2,377
Amortization of debt issuance costs	2,141	2,158
Other, including loss on disposal of assets	617	(143)
Increase in accounts receivable	(39,246)	(39,613)
Increase in inventories, prepaid expenses and other current assets	(28,881)	(29,850)
Increase in deposits and other assets	(2,485)	(481)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	105,576	103,365
(Decrease) increase in accrued interest payable	(1,201)	591
Deferred income taxes	(6,035)	8,575
Net cash provided by operating activities	132,866	138,578

Cash flows from investing activities:
Additions to property and equipment	(97,200)	(81,015)
Property insurance recoveries	—	320
Purchase of restricted-use investments, net	1,142	(482)
Proceeds from sale of assets	10	1,552
Net cash used in investing activities	(96,048)	(79,625)

Cash flow from financing activities:
Repayment of borrowings	(920,294)	(333,026)
Proceeds from borrowings	1,313,000	481,000
Payment of debt issuance costs	(37,262)	(5,229)
Payment of cash dividends	(113,284)	(106,937)
Proceeds from issuance of common stock	26,815	15,103
Stock repurchases	(379,386)	(44,091)
Purchase of redeemable noncontrolling interests	(128)	(223)
Net cash (used in) provided by financing activities	(110,539)	6,597

Effect of exchange rate on cash	4,615	(1,762)

Net (decrease) increase in cash and cash equivalents	(69,106)	63,788
Cash and cash equivalents at beginning of period	137,385	99,760
Cash and cash equivalents at end of period	$68,279	$163,548

Supplemental cash flow information
Cash paid for interest	$47,099	$36,814
Cash paid for income taxes	$5,859	$10,673
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme and water parks and are the largest regional theme park operator in the world. Of the 20 parks we currently own or operate, 17 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Results of operations for the six months ended June 30, 2017 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $94.2 million and $92.3 million as of June 30, 2017 and December 31, 2016, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2017 and December 31, 2016, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to simplify the accounting for employee share-based payments. Upon the adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized within income tax expense when the awards vest or are settled. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. As a result, we recognized $1.4 million and $7.5 million in excess tax benefits related to employee share-based payments for the three and six months ended June 30, 2017, respectively. Additionally, we recorded a cumulative effect adjustment to opening retained earnings of $101.1 million to recognize United States net operating loss carryforwards attributable to income tax deductions taken in prior periods related to employee share-based payments that were in excess of amounts recognized in our financial statements. Prior to the adoption of ASU 2016-09, we used the "with and without" method when determining when excess tax benefits had been realized, and as a result of our utilization of United States net operating loss carryforwards, any excess tax benefits generated to date have not reduced any taxes that would have otherwise been required to be paid. As such, no excess tax benefits had been previously recognized in our financial statements.

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
The computation of diluted earnings per share included the effect of 1,696,000 and 2,358,000 dilutive stock options and restricted shares and excluded the effect of 387,000 and 27,000 antidilutive stock options for the three months ended June 30, 2017 and June 30, 2016, respectively. We incurred a net loss for the six months ended June 30, 2017, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings (loss) per share included the effect of 2,246,000 dilutive stock options and restricted shares for the six months ended June 30, 2016 and excluded the effect of 5,020,000 and 306,000 antidilutive stock options for the six months ended June 30, 2017 and June 30, 2016, respectively.
Earnings (loss) per common share for the three and six months ended June 30, 2017 and June 30, 2016 was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income (loss) attributable to Six Flags Entertainment Corporation	$52,026	$60,887	$(5,522)	$13,952

Weighted-average common shares outstanding — basic:	87,136	93,054	89,133	92,707
Effect of dilutive stock options and restricted shares	1,696	2,358	—	2,246
Weighted-average common shares outstanding — diluted:	88,832	95,412	89,133	94,953

Earnings (loss) per share — basic:	$0.60	$0.65	$(0.06)	$0.15
Earnings (loss) per share — diluted:	$0.59	$0.64	$(0.06)	$0.15

f.	Stock Benefit Plans
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights ("DERs") to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2017 and May 2015, our stockholders approved amendments to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 4,000,000 shares and 5,000,000 shares, respectively.
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
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new Mexico waterpark was not planned when the 2017

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Award goal was determined, the 2017 Performance Award goal will be increased by an amount based on the Company’s cost of capital times the incremental investment, prorated for the number of months in 2017 the waterpark is open less pre-opening expenses incurred in 2017. On this basis, the 2017 Performance Award goal has increased by $1.1 million to $601.1 million. If the goal is achieved in 2017, the aggregate payout under this award to key employees would be approximately 2,300,000 shares. During the quarter ended September 30, 2016, it was determined that achievement of the Modified EBITDA performance goal was probable by 2017, primarily based on the success of our fall sales campaign for 2017 season passes, memberships and all-season dining passes, as well as a growth in deferred revenue and growth in our business once weather normalized in the second half of the third quarter of 2016. However, the adverse weather experienced during the quarter ended June 30, 2017 has made achieving the goal more challenging and, in accordance with FASB ASC Topic 718, Stock Compensation, full achievement of the 2017 Performance Award is no longer deemed probable. We are now recognizing stock-based compensation expense based on partial achievement of the 2017 Performance Award. As such, we have reduced previously recognized stock-based compensation expense by $25.0 million, plus an additional $2.9 million for the associated DERs, to reflect partial achievement of the 2017 Performance Award. During the three months ended June 30, 2017, we recognized a reduction in stock-based compensation expense of $16.9 million and $2.0 million, related to the 2017 Performance Award and related DERs, respectively. During the six months ended June 30, 2017, we recognized a reduction in stock-based compensation expense of $8.4 million and $1.2 million, related to the 2017 Performance Award and associated DERs, respectively. In total, we have recognized $83.0 million and $9.8 million in stock-based compensation expense related to the 2017 Performance Award and associated DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended June 30, 2017, the total unrecognized compensation expense related to the 2017 Performance Award was $17.9 million, plus approximately $3.3 million for the associated DERs, that will be recognized over the remaining service period.
During the three and six months ended June 30, 2017 and June 30, 2016, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Long-Term Incentive Plan	$(15,320)	$4,167	$(3,430)	$6,073
Employee Stock Purchase Plan	15	77	115	177
Total Stock-Based Compensation	$(15,305)	$4,244	$(3,315)	$6,250
As of June 30, 2017, options to purchase approximately 5,020,000 shares of common stock of Holdings and approximately 12,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan, and approximately 5,590,000 shares were available for future grant.
The new guidance in ASU 2016-09, which we adopted in the quarter ended March 31, 2017, allows companies to elect to account for forfeitures as they occur rather than estimating the number of awards that are not expected to vest because the requisite service period will not be rendered. We have elected to continue to estimate the number of awards that are expected to vest.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2017, deferred revenue was primarily comprised of (i) unredeemed season pass and all-

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will be recognized in 2017 and (iv) sponsorship revenue that will primarily be recognized in 2017.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of June 30, 2017 and December 31, 2016, we have recorded an allowance for doubtful accounts of $12.9 million and $3.0 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

i.	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09. The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. The impact of the adoption of ASU 2016-09 on our consolidated financial statements is as follows:

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU 2015-14"), to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016 08/10 permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of our key revenue drivers as they relate to ASU 2014-09. We will not be early adopting these standards and we have not selected a transition method upon adoption. Based on our initial evaluation, we are determining if performance obligations under the revenue standards will change the categorization of certain admission or in-park items based on specific commitments. As it relates to sponsorship and international licensing, we continue to evaluate the impact of the standards on these revenue accounts.
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
We record derivative instruments at fair value on our unaudited and audited condensed consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in accumulated other comprehensive income (loss) ("AOCI") and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to interest expense and other (income) expense, net, respectively. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B (as defined in "Item 1. Financial Statements – Notes to Consolidated Financial Statements (Unaudited) – Note 4" in this Quarterly Report). The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continue to serve as economic hedges and provide protection against rising interest rates. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive income (loss) will be amortized into earnings through the original December 2017 maturity date.
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	June 30, 2017	December 31, 2016
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$871
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	291	—
	$291	$871

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Gains and losses before taxes on derivatives not designated as hedging instruments included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:
Three Months Ended June 30, 2017 and June 30, 2016

	Amount of Loss Recognized in Income on Derivative
(Amounts in thousands)	2017	2016
Interest Rate Swap Agreements	$(55)	$—
Total	$(55)	$—
Six Months Ended June 30, 2017 and June 30, 2016

	Amount of Loss Recognized in Income on Derivative
(Amounts in thousands)	2017	2016
Interest Rate Swap Agreements	$(55)	$—
Total	$(55)	$—
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2017 and June 30, 2016 were as follows:
Three Months Ended June 30, 2017 and June 30, 2016

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2017	2016	2017	2016
Interest Rate Swap Agreements	$—	$(446)	$(158)	$(441)	$—	$—
Total	$—	$(446)	$(158)	$(441)	$—	$—
Six Months Ended June 30, 2017 and June 30, 2016

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Gain Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2017	2016	2017	2016
Interest Rate Swap Agreements	$57	$(1,530)	$(451)	$(883)	$30	$—
Total	$57	$(1,530)	$(451)	$(883)	$30	$—
The Interest Rate Swap Agreements were de-designated on March 31, 2017, and the amounts previously recorded in accumulated other comprehensive income will be amortized into earnings through the original December 2017 maturity date. As of June 30, 2017, approximately $0.3 million of unrealized losses related to the Interest Rate Swap Agreements prior to de-designation remain in accumulated other comprehensive income (loss), all of which is expected to be reclassified from accumulated other comprehensive income (loss) to operations within the next twelve months.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of June 30, 2017 and December 31, 2016:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	As of
	June 30, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$2,784	$2,784	$3,926	$3,926
Interest Rate Swap Agreements	(291)	(291)	(871)	(871)
Long-term debt (including current portion)	(2,048,057)	(2,077,087)	(1,653,647)	(1,679,525)
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
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes (see 2021 Notes, 2024 Notes and 2027 Notes below), (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points.
On December 23, 2013, we entered into an amendment to the 2011 Credit Facility (the "2013 Credit Facility Amendment") that reduced the overall borrowing rate on the Term Loan B by 50 basis points through (i) a 25 basis point reduction in the applicable margin from LIBOR plus 3.00% to LIBOR plus 2.75% and (ii) a 25 basis point reduction in the minimum LIBOR rate from 1.00% to 0.75%. Additionally, the 2013 Credit Facility Amendment permitted us to use up to $200.0 million of our excess cash on hand, over time, for general corporate purposes, including potential share repurchases.
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
On June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.75% to LIBOR plus 2.50%. We capitalized $1.0 million of debt issuance costs directly associated with the issuance of this amendment. Additionally, we used $150.0 million of the proceeds from the issuance of the 2024 Notes discussed below to reduce our borrowings under the Amended and Restated Term Loan B and recognized a loss on debt extinguishment of $2.4 million. The paydown of borrowings under the Amended and Restated Term Loan B will eliminate any required quarterly amortization payments thereunder until its final maturity on June 30, 2022.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.50% to LIBOR plus 2.25%, with the elimination of the minimum LIBOR rate requirement. We capitalized a nominal amount of debt issuance costs directly associated with the issuance of this amendment and recognized a loss on debt extinguishment of $0.5 million.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.25% to LIBOR plus 2.00%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment and recognized a loss on debt extinguishment of $0.2 million.
As of June 30, 2017 and December 31, 2016, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2017, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of June 30, 2017 and December 31, 2016, $544.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of June 30, 2017, the applicable interest rate on the Amended and Restated Term Loan B was 3.15%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
2021 Notes, 2024 Notes and 2027 Notes
On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the "2021 Notes"). The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under the Term Loan A and to repay $277.8 million of the outstanding balance of the Term Loan B. The remaining proceeds were used for share repurchases. Interest payments of $21.0 million were due semi-annually on January 15 and July 15 (except in 2013 when we only made one interest payment of $22.3 million on July 15).
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B and we used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily included repurchases of our common stock.
On April 13, 2017, we issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on"). We capitalized $3.9 million of debt issuance costs directly associated with the issuance of the 2024 Notes Add-on. Interest payments of $24.4 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment for the 2024 Notes on January 31, 2017, which was $9.1 million.
On April 13, 2017, we issued $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which will be approximately $13.9 million.
A portion of the net proceeds from the issuance of the 2024 Notes Add-on and 2027 Notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay the accrued and unpaid interest to the redemption date, the related redemption premium on the 2021 Notes, and related fees and expenses. The remaining net proceeds were used for general corporate and working capital purposes, which primarily included repurchases of our common stock. In connection with the redemption of all of the outstanding 2021 Notes, in the second quarter of 2017 we recognized a loss on debt extinguishment of $36.9 million in addition to certain fees associated with the closing of the transaction.
The 2024 Notes, 2024 Notes Add-on and 2027 Notes are guaranteed by the Loan Parties. The 2024 Notes, 2024 Notes Add-on and 2027 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, 2024 Notes Add-on and 2027 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bear interest at 6.72%. Monthly payments of principal and interest of $0.2 million are payable through November 1, 2017. On December 1, 2017, all unpaid principal and interest is due and payable. Due to significant early pre-payment penalties under the Refinance Loan, we do not currently intend to pre-pay the Refinance Loan prior to its scheduled maturity. HWP is subject to various covenants under the Refinance Loan that place certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $2.8 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively, and will make additional monthly deposits to cover annual amounts owed for insurance, taxes and furniture, fixture and equipment purchases.
Long-Term Indebtedness Summary
As of June 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2017	December 31, 2016
Amended and Restated Term Loan B	$544,750	$544,750
2021 Notes	—	800,000
2024 Notes	1,000,000	300,000
2027 Notes	500,000	—
HWP Refinance Loan	28,867	29,161
Net discount	(8,803)	(2,192)
Deferred financing costs	(16,757)	(18,072)
Long-term debt and Short-term borrowings	2,048,057	1,653,647
Less current portion	(28,867)	(29,161)
Total long-term debt	$2,019,190	$1,624,486

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Accumulated Other Comprehensive Income (Loss)
Changes in the composition of AOCI during the six months ended June 30, 2017 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balances at December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Amounts reclassified from accumulated other comprehensive income (loss)	—	451	421	(340)	532
Current period other comprehensive income (loss) activity	7,362	57	—	(2,605)	4,814
Balances at June 30, 2017	$(24,580)	$(318)	$(43,539)	$6,599	$(61,838)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the three and six months ended June 30, 2017 and June 30, 2016:

	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI		June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$158	$441	$451	$883
	Income tax expense	(62)	(172)	(176)	(345)
	Net of tax	$96	$269	$275	$538

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$210	$247	$421	$494
	Income tax expense	(82)	(96)	(164)	(192)
	Net of tax	$128	$151	$257	$302

Total reclassifications		$224	$420	$532	$840

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2017, our share of the distribution will be approximately $30.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2017, is $374.6 million in the case of SFOG and $433.8 million in the case of SFOT. As of June 30, 2017, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2017 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0708 units from the Texas partnership for approximately $0.1 million in May 2017. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.0650 units from the Georgia partnership for approximately $0.2 million in May 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2018 at both parks will be approximately $461.5 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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
We incurred $27.8 million of capital expenditures at these parks during the 2016 season and intend to incur approximately $17.0 million of capital expenditures at these parks for the 2017 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2017 and December 31, 2016, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. Following the verdict, we paid the full amount of our $2.5 million self-insurance retention to our insurers and they assumed all remaining financial obligations to the plaintiff, if any.  A notice of appeal was filed on September 19, 2014, which our insurers were pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asked the Georgia Supreme Court to grant further review and rule that Six Flags was entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions and oral arguments were heard on February 13, 2017. On June 5, 2017, the Georgia Supreme Court affirmed in part and reversed in part the decision of the Court of Appeals and remanded the case for further proceedings consistent with the Georgia Supreme Court’s decision. The Georgia Supreme Court held that we were entitled to a new trial to determine apportionment of damages among various tortfeasors.  On June 5, 2017, the trial court entered an order approving a confidential settlement agreement reached by the parties. The amount set forth in the settlement agreement will be paid by our insurance carriers.
On June 27, 2012, Wishtoyo Foundation and its Ventura Coastkeeper program, Los Angeles Coastkeeper d/b/a Santa Monica Baykeeper, and Friends of the Santa Clara River, all non-profit corporations, filed a complaint against Holdings, SFTP

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and Magic Mountain LLC in the United States District Court for the Central District of California seeking declaratory and injunctive relief and civil penalties under, among others, the Federal Water Pollution Control Act (more commonly known as the Clean Water Act). The plaintiffs alleged that Six Flags Magic Mountain discharged water in violation of its water discharge permits into the Santa Clara River. In January 2015, the parties to the lawsuit entered into a consent decree to settle the lawsuit, and on March 26, 2015, the consent decree was approved and entered by the District Court. In connection with settlement of the lawsuit, pending permitting, we intend to install at Six Flags Magic Mountain an on-site infiltration basin to retain, manage and infiltrate stormwater runoff from the park in certain instances.
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. On October 24, 2014, the litigation was dismissed without prejudice with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to 2 years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs. We previously expensed the full amount of our $2.5 million self-insurance retention. Based on the passage of time without ongoing litigation and the advice of counsel, the retention was reduced.
On September 12, 2014, a civil action was commenced against us in the Circuit Court of Cook County, Illinois.  The plaintiff sought damages for personal injuries after riding a water slide at Six Flags Great America. In 2015, the venue for the action was transferred to Lake County. Pursuant to the trial that concluded on April 26, 2016, the jury returned a verdict in favor of the plaintiff for $1.5 million. In May 2016 we filed a post-trial motion to vacate the jury verdict, however, on May 31, 2017, the Appellate Court of the Second District denied our appeal and we paid the judgment amount plus interest.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss and allowed the case to proceed. On January 6, 2017, the court denied our motion to certify questions for interlocutory appeal, but on April 7, 2017, the court granted our motion for reconsideration of the motion for interlocutory appeal and certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of the Illinois Biometric Information Privacy Act have been certified for consideration by the Appellate Court. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
Tax and Other Contingencies
As of June 30, 2017 and December 31, 2016, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of June 30, 2017, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $237.3 million and $268.0 million, respectively.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2016	$227,620	$258,256	$485,876
Purchase of redeemable units of SFOT and SFOG	(128)	—	(128)
Fresh start accounting fair market value adjustment for purchased units	(32)	—	(32)
Net income attributable to noncontrolling interests	9,850	9,755	19,605
Balance at June 30, 2017	$237,310	$268,011	$505,321
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of June 30, 2017 was approximately $203.5 million and $258.3 million, respectively.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$71,631	$80,100	$14,083	$33,165
Interest expense, net	27,156	20,190	48,157	39,648
Income tax expense (benefit)	36,054	41,059	(1,537)	17,199
Depreciation and amortization	26,822	25,924	54,113	51,952
Corporate expenses	11,448	13,648	26,490	27,692
Stock-based compensation	(15,305)	4,244	(3,315)	6,250
Non-operating park level expense (income), net:
Loss on disposal of assets	1,657	597	2,327	114
Loss on debt extinguishment	37,109	2,377	37,109	2,377
Other expense (income), net	568	(8)	(335)	691
Park EBITDA	$197,140	$188,131	$177,092	$179,088
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2017 and June 30, 2016:

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Domestic	Foreign	Total
2017	(Amounts in thousands)
Long-lived assets	$2,146,867	$102,351	$2,249,218
Revenues	479,515	42,385	521,900
Income before income taxes	11,184	1,362	12,546
2016
Long-lived assets	$2,127,713	$85,990	$2,213,703
Revenues	480,182	42,303	522,485
Income before income taxes	45,493	4,871	50,364

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Service cost	$425	$600	$850	$1,200
Interest cost	2,066	2,242	4,131	4,484
Expected return on plan assets	(3,210)	(3,117)	(6,421)	(6,233)
Amortization of net actuarial loss	210	247	421	494
Total net periodic benefit	$(509)	$(28)	$(1,019)	$(55)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Discount rate	3.90%	4.10%	3.90%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During the six months ended June 30, 2017 and June 30, 2016, we made pension contributions of $1.5 million and $3.0 million, respectively.

10.	Stock Repurchase Plans
On November 20, 2013, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase up to $500.0 million in shares of Holdings' common stock over a four-year period (the "November 2013 Stock Repurchase Plan"). Holdings fully utilized the availability under the November 2013 Stock Repurchase Plan by August 2016. Throughout the program, Holdings repurchased 11,428,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $43.75.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by April 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock

Repurchase Plan"). As of July 21, 2017, Holdings had repurchased 606,000 shares at a cumulative cost of approximately $37.2 million and an average price per share of $61.36 under the March 2017 Stock Repurchase Plan, leaving approximately $462.8 million available for permitted repurchases.
The timing of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits per the covenants on an on-going basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in our 2016 Annual Report for further discussion of the uncertainties, risks and assumptions associated with these statements.
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
Overview
General
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 20 regional theme and water parks, 17 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
The results of operations for the six months ended June 30, 2017 and June 30, 2016 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 52% of total revenues during each of the six months ended June 30, 2017 and June 30, 2016), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first six months of 2017, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased primarily as a result of a 2% decrease in total revenue per capita coupled with an increase in cash operating costs partially offset by a 2% increase in attendance and a 7% increase in sponsorship and international licensing revenue. The decrease in total revenue per capita (representing total revenue divided by total attendance) was primarily attributable to the adverse impact of unfavorable weather, which impacts attendance mix, particularly one-day ticket sales, and the negative foreign currency impact related to the weaker Mexican Peso and Canadian Dollar. Our cash operating costs increased primarily as a result of start-up and operating costs associated with our two new waterparks in Mexico and California and the investments we have made to successfully drive our international business. These increases in cash operating costs were partially offset by the weaker Mexican Peso and Canadian Dollar, which favorably impacted expenses.
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
Recent Events
On February 21, 2017, we announced that we signed definitive agreements with our current partner in China to develop two additional Six Flags-branded parks in China. The theme park and waterpark will be located in Bishan, a district of Chongqing. Similar to the agreements for the parks in Haiyan previously disclosed, the agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, we will receive fees over the design and development period as well as ongoing remuneration once the parks open to the public.
On March 30, 2017, we announced that Holdings' board of directors approved a stock repurchase plan that allows us to repurchase an incremental $500.0 million of our common stock. The amount of shares of common stock authorized to be repurchased under the plan was in addition to the amount remaining under our existing stock repurchase plan on that date, which has since been fully utilized. We have repurchased over $1.8 billion of Holdings' common stock since February 2011 and have approximately $462.8 million available for repurchases under our current plans.
On March 30, 2017, we also announced that we completed an analysis of the costs and benefits of pursuing a spin-off of our real estate assets into a Real Estate Investment Trust ("REIT") and determined that it would not be in the best interest of our stockholders to proceed with such a transaction at this time. The cost of the REIT transaction, the ongoing operational complexity, the limitations on future strategic flexibility and our significant future growth opportunities were the primary factors in making this determination. However, we could revisit the merits of pursuing such a transaction should circumstances change.
On April 13, 2017, we issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on") and $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes. The remaining net proceeds were used to repurchase shares of our common stock.
On April 22, 2017, we announced the opening of a new 60-acre water park in Oaxtepec, Mexico, located about 50 miles southwest of Six Flags Mexico.
On April 27, 2017, we announced that we entered into an agreement with EPR Properties to operate Waterworld California, Northern California's largest waterpark, located 18 miles southeast of Six Flags Discovery Kingdom.
On April 28, 2017, we announced that we entered into an agreement to repurchase approximately five million shares of Holdings' common stock from H Partners and affiliated funds. H Partners acquired its shares in Holdings in 2010 and, prior to the repurchase, was Holdings' largest stockholder.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.25% to LIBOR plus 2.00%.
On July 18, 2017, we announced that Holdings' board of directors has appointed James Reid-Anderson, who has been serving as Executive Chairman of Holdings since February 2016, as Holdings' Chairman, President and Chief Executive Officer effective July 18, 2017.  Mr. Reid-Anderson is replacing John M. Duffey, who has retired as Chief Executive Officer of the Company and as a director.  Mr. Reid-Anderson formerly served as Chairman, President and CEO of Holdings from August 2010 through February 2016.

Results of Operations
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table sets forth summary financial information for the three months ended June 30, 2017 and June 30, 2016:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2017	June 30, 2016
Total revenue	$422,372	$407,066	4%
Operating expenses	145,768	142,096	3%
Selling, general and administrative	38,118	58,711	(35)%
Costs of products sold	37,489	36,020	4%
Depreciation and amortization	26,822	25,924	3%
Loss on disposal of assets	1,657	597	N/M
Interest expense, net	27,156	20,190	35%
Loss on extinguishment of debt	37,109	2,377	N/M
Other expense (income), net	568	(8)	N/M
Income before income taxes	107,685	121,159	(11)%
Income tax expense	36,054	41,059	(12)%
Net income	71,631	80,100	(11)%
Less: Net income attributable to noncontrolling interests	(19,605)	(19,213)	2%
Net income attributable to Six Flags Entertainment Corporation	$52,026	$60,887	(15)%

Other Data:
Attendance	9,501	9,029	5%
Total revenue per capita	$44.46	$45.08	(1)%
Revenue
Revenue for the three months ended June 30, 2017 totaled $422.4 million, an increase of $15.3 million, or 4%, compared to $407.1 million for the three months ended June 30, 2016. The increase in revenue was primarily attributable to a 5% increase in attendance, driven by the timing of the Easter holiday and the associated shift of the Company's operating calendar from the first quarter of last year into the second quarter of this year, offset by a reduction in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, accommodations and other fees, decreased to $41.67 during the three months ended June 30, 2017 from $42.54 during the three months ended June 30, 2016 primarily as a result of the impact of adverse weather, which impacts attendance mix, particularly one-day ticket sales, and the negative foreign currency impact of the weaker Mexican Peso and Canadian Dollar.
Admissions and non-admissions revenue per capita decreased $0.54 and $0.33, respectively, during the three months ended June 30, 2017 relative to the comparable period in the prior year. The decreases in admissions and non-admissions revenue per capita were both primarily driven by the higher mix of season pass and membership attendance, driven by the impact of adverse weather, and the continued weakening of the Mexican Peso and Canadian Dollar. On a constant currency basis, admissions and non-admissions revenue per capita decreased $0.49 and $0.29, respectively.
Operating Expenses
Operating expenses for the three months ended June 30, 2017 increased $3.7 million, or 3%, relative to the comparable period in the prior year, primarily as a result of an increase in salaries, wages and benefits costs driven primarily by the operating calendar shift resulting from the Easter holiday and associated Spring Breaks falling in the second quarter and start-up and operating costs associated with our new waterparks. The continued weakening of the Mexican Peso favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2017 decreased $20.6 million, or 35%, compared to the three months ended June 30, 2016, primarily as a result of a reduction in stock-based compensation expense related to the 2017 Performance Award. During the three months ended June 30, 2017, it was determined that full achievement of the 2017 Performance Award is no longer deemed probable, which resulted in an adjustment to the stock-based compensation expense incurred to date to reflect partial achievement. This decrease was partially offset by an increase in advertising expense related to the Easter and Spring Break shifts and the investments we have made to successfully drive our international business.
Cost of products sold
Cost of products sold in the three months ended June 30, 2017 increased $1.5 million, or 4%, compared to the three months ended June 30, 2016. Cost of products sold as a percentage of non-admissions revenue for the three months ended June 30, 2017 increased slightly relative to the comparable period in the prior year.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2017 increased $0.9 million, or 3%, compared to the three months ended June 30, 2016. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended June 30, 2017 increased $1.1 million compared to the same period in the prior year primarily as a result of the disposal of more assets during the current period in conjunction with our ongoing capital program relative to the comparable period in the prior year.
Interest expense, net
Interest expense, net increased $7.0 million, or 35%, for the three months ended June 30, 2017 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes.
Loss on debt extinguishment
On April 13, 2017, we issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes. In connection with the redemption of all of the outstanding 2021 Notes, we recognized a loss on debt extinguishment of $36.9 million for the three months ended June 30, 2017.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points. In conjunction with this amendment, we recognized a loss on debt extinguishment of $0.2 million for the three months ended June 30, 2017.
Income Tax Expense
Income tax expense was $36.1 million for the three months ended June 30, 2017 compared to an income tax expense of $41.1 million for the three months ended June 30, 2016. The change in income tax expense is primarily the result of lower income before income taxes during the three months ended June 30, 2017.

Results of Operations
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table sets forth summary financial information for the six months ended June 30, 2017 and June 30, 2016:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2017	June 30, 2016
Total revenue	$521,900	$522,485	—%
Operating expenses	237,880	236,207	1%
Selling, general and administrative	85,033	94,974	(10)%
Costs of products sold	45,070	46,158	(2)%
Depreciation and amortization	54,113	51,952	4%
Loss on disposal of assets	2,327	114	N/M
Interest expense, net	48,157	39,648	21%
Loss on extinguishment of debt	37,109	2,377	N/M
Other (income) expense, net	(335)	691	N/M
Income before income taxes	12,546	50,364	(75)%
Income tax (benefit) expense	(1,537)	17,199	(109)%
Net income	14,083	33,165	(58)%
Less: Net income attributable to noncontrolling interests	(19,605)	(19,213)	2%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(5,522)	$13,952	(140)%

Other Data:
Attendance	11,355	11,179	2%
Total revenue per capita	$45.96	$46.74	(2)%
Revenue
Revenue for the six months ended June 30, 2017 totaled $521.9 million, a decrease of $0.6 million, or less than 1%, compared to $522.5 million for the six months ended June 30, 2016. The decrease in revenue was primarily attributable to a 2% decrease in total revenue per capita, calculated as total revenue divided by total attendance, partially offset by a 2% increase in attendance and a 7% increase in sponsorship and international licensing revenue. Per capita guest spending, which excludes sponsorship, licensing, accommodations and other fees, decreased to $42.10 during the six months ended June 30, 2017 from $42.98 during the six months ended June 30, 2016. The decrease in per capita guest spending was primarily driven by the impact of adverse weather and the continued weakening of the Mexican Peso and Canadian Dollar and was partially offset by post-twelve month ongoing membership payments.
Admissions and non-admissions revenue per capita decreased $0.47 and $0.41, respectively, during the six months ended June 30, 2017 relative to the comparable period in the prior year. The decreases in both admissions and non-admissions revenue per capita were primarily driven by a higher mix of season pass and membership attendance, driven by the impact of adverse weather, and the continued weakening of the Mexican Peso and Canadian Dollar.
Operating Expenses
Operating expenses for the six months ended June 30, 2017 increased $1.7 million, or 1%, relative to the comparable period in the prior year, primarily as a result of an increase in start-up and operating costs associated with our two new waterparks. These increases were partially offset by a reduction in salaries, wages and benefits along with the continued weakening of the Mexican Peso, which favorably impacted operating expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2017 decreased $9.9 million, or 10%, compared to the six months ended June 30, 2016, primarily as a result of a reduction in stock-based compensation expense related to 2017 Performance Award. During the three months ended June 30, 2017, it was determined that full achievement of the 2017 Performance Award is no longer deemed probable, which resulted in an adjustment to the stock-based compensation expense incurred to date to reflect partial achievement. This decrease was partially offset by an increase in the investments we have made to successfully drive our international business.
Cost of products sold
Cost of products sold in the six months ended June 30, 2017 decreased $1.1 million, or 2%, compared to the six months ended June 30, 2016. Cost of products sold as a percentage of non-admissions revenue for the six months ended June 30, 2017 decreased slightly relative to the comparable period in the prior year.
Depreciation and amortization expense
Depreciation and amortization expense for the six months ended June 30, 2017 increased $2.2 million, or 4%, compared to the six months ended June 30, 2016. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the six months ended June 30, 2017 increased $2.2 million compared to the same period in the prior year primarily as a result of the disposal of more assets during the current period in conjunction with our ongoing capital program relative to the comparable period in the prior year.
Interest expense, net
Interest expense, net increased $8.5 million, or 21%, for the six months ended June 30, 2017 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes.
Loss on debt extinguishment
On April 13, 2017, we issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes. In connection with the redemption of all of the outstanding 2021 Notes, we recognized a loss on debt extinguishment of $36.9 million for the six months ended June 30, 2017.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points. In conjunction with this amendment, we recognized a loss on debt extinguishment of $0.2 million for the six months ended June 30, 2017.
Income Tax (Benefit) Expense
Income tax benefit was $1.5 million for the six months ended June 30, 2017 compared to an income tax expense of $17.2 million for the six months ended June 30, 2016.  The change in income tax expense is primarily the result of lower income before income taxes coupled with the recognition of a discrete tax benefit for excess tax benefits related to employee share-based payments during the six months ended June 30, 2017.
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
In November 2016, Holdings' Board of Directors increased the quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock. During the six months ended June 30, 2017 and June 30, 2016, Holdings paid $113.3 million and $106.9 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $225.0 million in total cash dividends on our common stock for the 2017 calendar year.
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by April 2017. Throughout the program,

Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average cost per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of July 21, 2017, Holdings had repurchased 606,000 shares at a cumulative cost of approximately $37.2 million and an average cost per share of $61.36 under the March 2017 Stock Repurchase Plan, leaving approximately $462.8 million available for permitted repurchases.
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
On June 16, 2016, we also entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.75% to LIBOR plus 2.50%. In addition to the rate reduction, the $150.0 million prepayment made with proceeds from the 2024 Notes eliminated all future quarterly amortization payments on the Amended and Restated Term Loan B until maturity in 2022.
On December 20, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.50% to LIBOR plus 2.25%, with the elimination of the minimum LIBOR rate requirement.
On April 13, 2017, we issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.25% to LIBOR plus 2.00%.
As of June 30, 2017, our total indebtedness, net of discount and deferred financing costs, was approximately $2,048.1 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $100.0 million during 2017 and 2018. In connection with the issuance of the 2024 Notes Add-on and the 2027 Notes, and the redemption of the 2021 Notes, we anticipate annual cash interest payments to increase by approximately $20.0 million. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of June 30, 2017, we had approximately $68.3 million of unrestricted cash and $230.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9 percent of annual revenues on capital expenditures during the 2017 calendar year, plus approximately half of the $18 million in attractions and planned improvements for our newest waterpark in Oaxtepec, Mexico, which opened to the public in April 2017.
During the six months ended June 30, 2017, net cash provided in operating activities was $132.9 million. Net cash used in investing activities during the six months ended June 30, 2017 was $96.0 million, consisting primarily of $97.2 million in capital expenditures. Net cash used by financing activities during the six months ended June 30, 2017 was $110.5 million, primarily attributable to the payments of $379.4 million for stock repurchases and $113.3 million in cash dividends, partially offset by $392.7 million of the net proceeds borrowings primarily related to the issuance of the 2024 Notes Add-on and the 2027 Notes, after redemption of all of the outstanding 2021 Notes.
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
Contractual Obligations
Since December 31, 2016, there have been no material changes to the contractual obligations of the Company, outside the ordinary course of the Company’s business, except with respect to the issuance of the 2024 Notes Add-on and of the 2027 Notes as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of June 30, 2017:

	Payment Due by Period
(Amounts in thousands)	2017	2018-2019	2020-2021	2022 and beyond	Total
Long term debt — including current portion (1)	$28,867	$—	$—	$2,044,750	$2,073,617
Interest on long-term debt (2)	48,483	189,394	187,442	319,820	745,139

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2017, there have been no material changes in our market risk exposure from that disclosed in the 2016 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2016 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2017, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2016 Annual Report, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended June 30, 2017.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. Following the verdict, we paid the full amount of our $2.5 million self-insurance retention to our insurers and they assumed all remaining financial obligations to the plaintiff, if any. A notice of appeal was filed on September 19, 2014, which our insurers were pursuing on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asked the Georgia Supreme Court to grant further review and rule that Six Flags was entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions and oral arguments were heard on February 13, 2017. On June 5, 2017, the Georgia Supreme Court affirmed in part and reversed in part the decision of the Court of Appeals and remanded the case for further proceedings consistent with the Georgia Supreme Court’s decision. The Georgia Supreme Court held that we were entitled to a new trial to determine apportionment of damages among various tortfeasors.  On June 5, 2017, the trial court entered an order approving a confidential settlement agreement reached by the parties. The amount set forth in the settlement agreement will be paid by our insurance carriers.
On September 12, 2014, a civil action was commenced against us in the Circuit Court of Cook County, Illinois.  The plaintiff sought damages for personal injuries after riding a water slide at Six Flags Great America. In 2015, the venue for the action was transferred to Lake County. Pursuant to the trial that concluded on April 26, 2016, the jury returned a verdict in favor of the plaintiff for $1.5 million. In May 2016 we filed a post-trial motion to vacate the jury verdict, however, on May 31, 2017, the Appellate Court of the Second District denied our appeal and we paid the judgment amount plus interest.

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys fees and an injunction. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On June 17, 2016, the court denied our motion to dismiss, and allowed the case to proceed. On January 6, 2017, the court denied our motion to certify questions for interlocutory appeal, but on April 7, 2017, the court granted our motion for reconsideration of the motion for interlocutory appeal and certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of the Illinois Biometric Information Privacy Act have been certified for consideration by the Appellate Court. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

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
On June 7, 2016, Holdings announced that its Board of Directors approved a stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by April 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average cost per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of July 21, 2017, Holdings had repurchased 606,000 shares at a cumulative cost of approximately $37.2 million and an average cost per share of $61.36 under the March 2017 Stock Repurchase Plan, leaving approximately $462.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended June 30, 2017 under the June 2016 Stock Repurchase Plan and the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 - April 30	5,872,081	$61.20	5,872,081	$462,826,000
Month 2	May 1 - May 31	—	$—	—	$462,826,000
Month 3	June 1 - June 30	—	$—	—	$462,826,000
		5,872,081	$61.20	5,872,081	$462,826,000

ITEM 6.	EXHIBITS

Exhibit 4.1
Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

Exhibit 4.2
Form of 4.875% Senior Note due 2024 (included as Exhibit A to Exhibit 4.1)—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

Exhibit 4.3
Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017

Exhibit 4.4
Form of 5.500% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)—incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017

Exhibit 10.1
Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of June 21, 2017, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 21, 2017

Exhibit 10.2†
Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017

Exhibit 10.3†
Retirement Agreement, dated as of July 18, 2017, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 26, 2017	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	July 26, 2017	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1
Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

4.2
Form of 4.875% Senior Notes due 2024 (included as Exhibit A to Exhibit 4.1)—incorporated by reference to Exhibit 4.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016

4.3
Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017

4.4
Form of 5.500% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.3)—incorporated by reference to Exhibit 4.4 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017

10.1
Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of June 21, 2017, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 21, 2017

10.2†
Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017

10.3†
Retirement Agreement, dated as of July 18, 2017, by and between John M. Duffey and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017

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