Form 10-Q
period 2017-09-30
Six Flags Entertainment Corp
filed 2017-10-25
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2017 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At October 20, 2017, Six Flags Entertainment Corporation had 83,785,748 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and our aspirational financial performance goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 (the "2016 Annual Report").
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets

	As of
	September 30, 2017	December 31, 2016
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,683	$137,385
Restricted-use investment securities	1,820	3,926
Accounts receivable, net	109,595	69,018
Inventories	30,578	24,156
Prepaid expenses and other current assets	50,336	44,306
Total current assets	275,012	278,791
Property and equipment, net:
Property and equipment, at cost	2,087,911	1,968,565
Accumulated depreciation	(833,395)	(757,310)
Total property and equipment, net	1,254,516	1,211,255
Other assets:
Debt issuance costs	3,290	4,188
Deposits and other assets	13,001	9,218
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $19,137 and $17,135 as of September 30, 2017 and December 31, 2016, respectively	352,221	353,972
Total other assets	998,760	997,626
Total assets	$2,528,288	$2,487,672

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$43,077	$26,209
Accrued compensation, payroll taxes and benefits	21,755	31,039
Accrued insurance reserves	36,180	42,443
Accrued interest payable	21,063	27,684
Other accrued liabilities	44,596	35,461
Deferred revenue	178,619	123,955
Current portion of long-term debt	—	29,161
Total current liabilities	345,290	315,952
Noncurrent liabilities:
Long-term debt	2,020,184	1,624,486
Other long-term liabilities	42,701	48,568
Deferred income taxes	187,819	199,280
Total noncurrent liabilities	2,250,704	1,872,334
Total liabilities	2,595,994	2,188,286

Redeemable noncontrolling interests	505,321	485,876

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 83,737,187 and 90,849,428 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	2,093	2,271
Capital in excess of par value	1,052,395	1,116,227
Accumulated deficit	(1,566,152)	(1,237,804)
Accumulated other comprehensive loss, net of tax	(61,363)	(67,184)
Total stockholders' deficit	(573,027)	(186,490)
Total liabilities and deficit	$2,528,288	$2,487,672
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2017	September 30, 2016
Theme park admissions	$331,244	$311,427
Theme park food, merchandise and other	223,861	220,667
Sponsorship, licensing and other fees	20,798	20,284
Accommodations revenue	4,515	5,221
Total revenues	580,418	557,599
Operating expenses (excluding depreciation and amortization shown separately below)	166,662	151,169
Selling, general and administrative (including stock-based compensation of ($35,740) and $89,994 in 2017 and 2016, respectively, and excluding depreciation and amortization shown separately below)	11,571	134,132
Costs of products sold	45,951	44,277
Depreciation	27,962	26,740
Amortization	571	653
Loss on disposal of assets	2,010	799
Interest expense	25,892	21,276
Interest income	(171)	(110)
Other expense, net	375	1,318
Income before income taxes	299,595	177,345
Income tax expense	98,665	55,651
Net income	200,930	121,694
Less: Net income attributable to noncontrolling interests	(19,605)	(19,212)
Net income attributable to Six Flags Entertainment Corporation	$181,325	$102,482

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	84,480	92,204
Weighted-average common shares outstanding — diluted:	85,876	94,155

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$2.15	$1.11
Net income per average common share outstanding — diluted:	$2.11	$1.09

Cash dividends declared per common share	$0.64	$0.58
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2017	September 30, 2016
Theme park admissions	$604,105	$585,270
Theme park food, merchandise and other	429,033	427,293
Sponsorship, licensing and other fees	56,794	53,936
Accommodations revenue	12,386	13,585
Total revenues	1,102,318	1,080,084
Operating expenses (excluding depreciation and amortization shown separately below)	404,542	387,376
Selling, general and administrative (including stock-based compensation of ($39,055) and $96,244 in 2017 and 2016, respectively, and excluding depreciation and amortization shown separately below)	96,604	229,106
Costs of products sold	91,021	90,435
Depreciation	80,776	77,391
Amortization	1,870	1,954
Loss on disposal of assets	4,337	913
Interest expense	74,322	61,083
Interest income	(444)	(269)
Loss on debt extinguishment	37,109	2,377
Other expense, net	40	2,009
Income before income taxes	312,141	227,709
Income tax expense	97,128	72,850
Net income	215,013	154,859
Less: Net income attributable to noncontrolling interests	(39,210)	(38,425)
Net income attributable to Six Flags Entertainment Corporation	$175,803	$116,434

Weighted-average number of common shares outstanding:
Weighted-average common shares outstanding — basic:	87,676	92,538
Weighted-average common shares outstanding — diluted:	89,434	94,654

Net income per average common share outstanding:
Net income per average common share outstanding — basic:	$2.01	$1.26
Net income per average common share outstanding — diluted:	$1.97	$1.23

Cash dividends declared per common share	$1.92	$1.74
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016
Net income	$200,930	$121,694
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	248	(990)
Defined benefit retirement plan (2)	129	133
Change in cash flow hedging (3)	98	425
Other comprehensive income (loss), net of tax	475	(432)
Comprehensive income	201,405	121,262
Less: Comprehensive income attributable to noncontrolling interests	(19,605)	(19,212)
Comprehensive income attributable to Six Flags Entertainment Corporation	$181,800	$102,050

(1)
Foreign currency translation adjustment is presented net of tax expense of $0.1 million for the three months ended September 30, 2017 and net of tax benefit of $0.6 million for the three months ended September 30, 2016.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended September 30, 2017 and September 30, 2016.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million and $0.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016
Net income	$215,013	$154,859
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	5,027	(1,589)
Defined benefit retirement plan (2)	386	435
Change in cash flow hedging (3)	408	30
Other comprehensive income (loss), net of tax	5,821	(1,124)
Comprehensive income	220,834	153,735
Less: Comprehensive income attributable to noncontrolling interests	(39,210)	(38,425)
Comprehensive income attributable to Six Flags Entertainment Corporation	$181,624	$115,310

(1)
Foreign currency translation adjustment is presented net of tax expense of $2.7 million for the nine months ended September 30, 2017 and net of tax benefit of $0.9 million for the nine months ended September 30, 2016.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.2 million and $0.3 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.3 million for the nine months ended September 30, 2017 and net of nominal tax expense for the nine months ended September 30, 2016.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Equity (Deficit)
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	2,625,146	65	24,688	—	—	24,753
Stock-based compensation	—	—	96,244	—	—	96,244
Dividends declared to common stockholders	—	—	—	(160,271)	—	(160,271)
Repurchase of common stock	(2,154,205)	(54)	(16,163)	(103,446)	—	(119,663)
Employee stock purchase plan	19,863	1	974	—	—	975
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Net income attributable to Six Flags Entertainment Corporation	—	—	—	116,434	—	116,434
Net other comprehensive loss, net of tax	—	—	—	—	(1,124)	(1,124)
Balances at September 30, 2016	92,041,655	$2,301	$1,147,453	$(1,100,472)	$(67,682)	$(18,400)

Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment (Note 1)	—	—	—	101,057	—	101,057
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,136,747)	(67,184)	(85,433)
Issuance of common stock	1,246,118	31	35,185	—	—	35,216
Stock-based compensation	—	—	(39,055)	—	—	(39,055)
Dividends declared to common stockholders	—	—	—	(167,009)	—	(167,009)
Repurchase of common stock	(8,377,729)	(210)	(61,001)	(438,231)	—	(499,442)
Employee stock purchase plan	19,370	1	1,039	—	—	1,040
Fresh start valuation adjustment for SFOT units purchased	—	—	—	32	—	32
Net income attributable to Six Flags Entertainment Corporation	—	—	—	175,803	—	175,803
Net other comprehensive income, net of tax	—	—	—	—	5,821	5,821
Balances at September 30, 2017	83,737,187	$2,093	$1,052,395	$(1,566,152)	$(61,363)	$(573,027)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$215,013	$154,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,646	79,345
Stock-based compensation	(39,055)	96,244
Interest accretion on notes payable	723	322
Loss on debt extinguishment	37,109	2,377
Amortization of debt issuance costs	3,101	3,331
Other, including loss on disposal of assets	2,023	2,719
Increase in accounts receivable	(39,273)	(49,458)
Increase in inventories, prepaid expenses and other current assets	(11,374)	(17,260)
Increase in deposits and other assets	(3,769)	(805)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	53,851	49,108
Decrease in accrued interest payable	(6,621)	(6,252)
Deferred income taxes	85,282	60,224
Net cash provided by operating activities	379,656	374,754

Cash flows from investing activities:
Additions to property and equipment	(116,548)	(101,234)
Property insurance recoveries	—	320
Purchase of identifiable intangible assets	—	(125)
Sale (purchase) of restricted-use investments, net	2,106	(804)
Proceeds from sale of assets	11	2,204
Net cash used in investing activities	(114,431)	(99,639)

Cash flow from financing activities:
Repayment of borrowings	(949,161)	(333,162)
Proceeds from borrowings	1,313,000	481,000
Payment of debt issuance costs	(37,336)	(5,737)
Payment of cash dividends	(168,034)	(161,498)
Proceeds from issuance of common stock	36,256	25,728
Stock repurchases	(499,442)	(119,663)
Purchase of redeemable noncontrolling interests	(128)	(223)
Distributions to noncontrolling interests	(19,605)	(19,213)
Net cash used in financing activities	(324,450)	(132,768)

Effect of exchange rate on cash	4,523	(3,350)

Net (decrease) increase in cash and cash equivalents	(54,702)	138,997
Cash and cash equivalents at beginning of period	137,385	99,760
Cash and cash equivalents at end of period	$82,683	$238,757

Supplemental cash flow information
Cash paid for interest	$77,120	$63,670
Cash paid for income taxes	$11,179	$14,000
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
Results of operations for the nine months ended September 30, 2017 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $93.8 million and $92.3 million as of September 30, 2017 and December 31, 2016, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2017 and December 31, 2016, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to simplify the accounting for employee share-based payments. Upon the adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized within income tax expense when the awards vest or are settled. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. As a result, we recognized $1.3 million and $8.8 million in excess tax benefits related to employee share-based payments for the three and nine months ended September 30, 2017, respectively. Additionally, we recorded a cumulative effect adjustment to opening retained earnings of $101.1 million to recognize United States net operating loss carryforwards attributable to income tax deductions taken in prior periods related to employee share-based payments that were in excess of amounts recognized in our financial statements. Prior to the adoption of ASU 2016-09, we used the "with and without" method when determining when excess tax benefits had been realized, and as a result of our utilization of United States net operating loss carryforwards, any excess tax benefits generated to date have not reduced any taxes that would have otherwise been required to be paid. As such, no excess tax benefits had been previously recognized in our financial statements.

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
Changes in the fair value of a derivative that is effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income (loss) until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Changes in the fair value of derivatives that do not qualify for hedge accounting or that were de-designated are recorded in other expense, net in the unaudited condensed consolidated statements of operations on a current basis. See Note 2 for further discussion.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The computation of diluted earnings per share included the effect of 1,396,000 and 1,951,000 dilutive stock options and restricted shares and excluded the effect of 1,111,000 and 960,000 antidilutive stock options for the three months ended September 30, 2017 and September 30, 2016, respectively. The computation of diluted earnings per share included the effect of 1,758,000 and 2,116,000 dilutive stock options and restricted shares and excluded the effect of 886,000 and 656,000 antidilutive stock options for the nine months ended September 30, 2017 and September 30, 2016, respectively.
Earnings per common share for the three and nine months ended September 30, 2017 and September 30, 2016 was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income attributable to Six Flags Entertainment Corporation	$181,325	$102,482	$175,803	$116,434

Weighted-average common shares outstanding — basic:	84,480	92,204	87,676	92,538
Effect of dilutive stock options and restricted shares	1,396	1,951	1,758	2,116
Weighted-average common shares outstanding — diluted:	85,876	94,155	89,434	94,654

Earnings per share — basic:	$2.15	$1.11	$2.01	$1.26
Earnings per share — diluted:	$2.11	$1.09	$1.97	$1.23

f.	Stock Benefit Plans
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA" is defined as the Company's consolidated income from continuing operations excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was earned, resulting in the issuance of 1,511,100 shares and 1,314,000 shares, plus associated DERs, in February 2015 and 2016, respectively. We recognized a reduction in stock-based compensation expense related to the 2015 Performance Award of $1.6 million during 2016 as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "Project 600 Performance Award"). The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new Mexico water park was not planned when the Project 600 Performance Award goal was determined, the Project 600 Performance Award goal will be increased by an amount based on the Company’s cost of capital times the incremental investment, prorated for the number of months in 2017 the water park is open less pre-opening expenses incurred in 2017. On this basis, the Project 600 Performance Award goal has increased by $1.1

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

million to $601.1 million. If the goal is achieved in 2017, the aggregate payout under this award to key employees would be approximately 2,300,000 shares, plus DERs. During the quarter ended September 30, 2016, it was determined that full achievement of the Modified EBITDA performance goal was probable by 2017, primarily based on the success of our fall sales campaign for 2017 season passes, memberships and all-season dining passes, as well as a growth in deferred revenue and growth in our business once weather normalized in the second half of the third quarter of 2016. However, the adverse weather and natural disasters experienced during the summer months of 2017 has made achieving the goal more challenging and, in accordance with FASB ASC Topic 718, Stock Compensation, full or partial achievement of the Project 600 Performance Award is no longer deemed probable in 2017. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which would result in half of the aggregate payout being awarded. To reflect the probable late achievement of the Project 600 Performance Award in 2018, we reduced previously recognized stock-based compensation expense during the three and nine months ended September 30, 2017 by $41.7 million and $66.7 million, respectively, plus an additional $3.3 million and $6.2 million, respectively, for the associated DERs.
The following table summarizes stock-based compensation expense related to the Project 600 Performance Award and related DERs for the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Project 600 Performance Award	$(36,691)	$75,662	$(45,076)	$75,662
Project 600 Performance Award - DERs	(2,861)	10,104	(4,082)	10,104
Total Project 600 Performance Award Expense	$(39,552)	$85,766	$(49,158)	$85,766
In total, we have recognized $46.3 million and $7.0 million in stock-based compensation expense related to the Project 600 Performance Award and associated DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended September 30, 2017, the total unrecognized compensation expense related to the Project 600 Performance Award was $23.3 million, plus approximately $3.4 million for the associated DERs, that will be recognized over the remaining service period.
During the three and nine months ended September 30, 2017 and September 30, 2016, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Long-Term Incentive Plan	$(35,815)	$89,894	$(39,245)	$95,967
Employee Stock Purchase Plan	75	100	190	277
Total Stock-Based Compensation	$(35,740)	$89,994	$(39,055)	$96,244
As of September 30, 2017, options to purchase approximately 5,960,000 shares of common stock of Holdings and approximately 12,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan, and approximately 4,307,000 shares were available for future grant.
The new guidance in ASU 2016-09, which we adopted in the quarter ended March 31, 2017, allows companies to elect to account for forfeitures as they occur rather than estimating the number of awards that are not expected to vest because the requisite service period will not be rendered. We have elected to continue to estimate the number of awards that are expected to vest.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of September 30, 2017, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will be recognized in 2017 and 2018 and (iv) sponsorship revenue that will primarily be recognized in 2017.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of September 30, 2017 and December 31, 2016, we have recorded an allowance for doubtful accounts of $8.7 million and $3.0 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

i.	Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09. The amendments in ASU 2016-09 intend to improve the accounting for share-based payment transactions as part of the FASB’s simplification initiative. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 requires that companies elect to account for forfeitures based on an estimate of the number of awards for which the requisite service period will not be rendered or to account for forfeitures as they occur. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. We adopted the new guidance in ASU 2016-09 in the quarter ended March 31, 2017. The impact of the adoption of ASU 2016-09 on our consolidated financial statements was as follows:

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
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU 2015-14"), to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017, and will replace most existing revenue recognition guidance under U.S. GAAP. In March

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016 08/10 permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. In preparation for our adoption of these new standards, we are in the process of reviewing our key revenue drivers. Based on the preliminary results of our ongoing review, we do not expect the adoption of these new standards to have a material impact on our results of operations, financial position and cash flows once implemented on an annual basis. We are still evaluating the disclosure requirements under these new standards. We are also still in the process of evaluating and designing the necessary changes to our business processes, systems and controls to support recognition and disclosure under the new standards. We will adopt the standards in the first quarter of 2018 and currently anticipate applying the modified retrospective transition method.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715): “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” ("ASU 2017-07"). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 also require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. That is, early adoption should be within the first interim period if an employer issues interim financial statements. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our net periodic pension cost and net periodic postretirement benefit cost.
In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities ("ASU 2017-12"). The amendments in ASU 2017-12 change the recognition and presentation requirements of hedge accounting, including the elimination of the requirement to separately measure and report hedge ineffectiveness and the addition of a requirement to present all items that affect earnings in the same income statement line item as the hedged item. ASU 2017-12 also provides new alternatives for:

•	Applying hedge accounting to additional hedging strategies;

•	Measuring the hedged item in fair value hedges of interest rate risk;

•	Reducing the cost and complexity of applying hedge accounting by easing the requirements for effectiveness testing, hedge documentation and application of the critical terms match method; and

•	Reducing the risk of material error correction if a company applies the shortcut method inappropriately.
ASU 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted any time after the issuance of ASU 2017-12, including in an interim period. If adopted at other than the beginning of a fiscal year, cumulative effect adjustments are reflected as of the beginning of the fiscal year. We do not anticipate that the adoption of this pronouncement will result in a material impact to our financial position, results of operations or cash flows.

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
We record derivative instruments at fair value on our unaudited and audited condensed consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in accumulated other comprehensive income (loss) ("AOCI") and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to interest expense and other expense, net, respectively. Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B (as defined in "Item 1. Financial Statements – Notes to Consolidated Financial Statements (Unaudited) – Note 4" in this Quarterly Report). The term of the Interest Rate Swap Agreements began in June 2014 and expires in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continue to serve as economic hedges and provide protection against rising interest rates. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive loss will be amortized into earnings through the original December 2017 maturity date.
Derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	September 30, 2017	December 31, 2016
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$—	$871
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	140	—
	$140	$871
Losses before taxes on derivatives not designated as hedging instruments included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Interest Rate Swap Agreements	$(14)	$—	$(69)	$—
Total	$(14)	$—	$(69)	$—
Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and September 30, 2016 were as follows:
Three Months Ended September 30, 2017 and September 30, 2016

	Gain Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Loss Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2017	2016	2017	2016
Interest Rate Swap Agreements	—	256	(160)	(441)	—	—
Total	$—	$256	$(160)	$(441)	$—	$—
Nine Months Ended September 30, 2017 and September 30, 2016

	Gain (Loss) Recognized in AOCI (Effective Portion)		Loss Reclassified from AOCI into Operations (Effective Portion)		Gain Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2017	2016	2017	2016
Interest Rate Swap Agreements	57	(1,274)	(611)	(1,324)	30	—
Total	$57	$(1,274)	$(611)	$(1,324)	$30	$—
The Interest Rate Swap Agreements were de-designated on March 31, 2017. The amounts previously recorded in accumulated other comprehensive loss will be amortized into earnings through the original December 2017 maturity date. As of September 30, 2017, approximately $0.2 million of unrealized losses related to the Interest Rate Swap Agreements prior to de-

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

designation remain in accumulated other comprehensive loss, all of which is expected to be reclassified from accumulated other comprehensive loss to operations within the next twelve months.

3.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of September 30, 2017 and December 31, 2016:

	As of
	September 30, 2017		December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$1,820	$1,820	$3,926	$3,926
Interest Rate Swap Agreements	(140)	(140)	(871)	(871)
Long-term debt	(2,020,184)	(2,056,602)	(1,653,647)	(1,679,525)
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
As of September 30, 2017 and December 31, 2016, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2017, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of September 30, 2017 and December 31, 2016, $544.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continue to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B. See Note 2 for further discussion. As of September 30, 2017, the applicable interest rate on the Amended and Restated Term Loan B was 3.15%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On April 13, 2017, we issued $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which was $13.9 million.
A portion of the net proceeds from the issuance of the 2024 Notes Add-on and 2027 Notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay the accrued and unpaid interest to the redemption date, the related redemption premium on the 2021 Notes, and related fees and expenses. The remaining net proceeds were used for general corporate and working capital purposes, which primarily included repurchases of our common stock. In connection with the redemption of all of the outstanding 2021 Notes, in the second quarter of 2017 we recognized a loss on debt extinguishment of $36.9 million.
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
HWP Refinance Loan
On November 5, 2007, HWP Development LLC ("HWP") entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bore interest at 6.72%, with payments of principal and interest due monthly. Prior to repayment of the Refinance Loan, HWP was subject to various covenants under the Refinance Loan that placed certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited into escrow $1.8 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively. On September 29, 2017, we repaid all amounts outstanding under the Refinance Loan and on October 13, 2017, all amounts previously held in escrow were released.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-Term Indebtedness Summary
As of September 30, 2017 and December 31, 2016, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2017	December 31, 2016
Amended and Restated Term Loan B	$544,750	$544,750
2021 Notes	—	800,000
2024 Notes	1,000,000	300,000
2027 Notes	500,000	—
HWP Refinance Loan	—	29,161
Net discount	(8,470)	(2,192)
Deferred financing costs	(16,096)	(18,072)
Long-term debt and Short-term borrowings	2,020,184	1,653,647
Less current portion	—	(29,161)
Total long-term debt	$2,020,184	$1,624,486

5.	Accumulated Other Comprehensive Loss
Changes in the composition of AOCI during the nine months ended September 30, 2017 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Amounts reclassified from accumulated other comprehensive income (loss)	—	611	632	(485)	758
Current period other comprehensive income (loss) activity	7,742	57	—	(2,736)	5,063
Balances at September 30, 2017	$(24,200)	$(158)	$(43,328)	$6,323	$(61,363)
The Company had the following reclassifications out of AOCI during the three and nine months ended September 30, 2017 and September 30, 2016:

	Location of Reclassification into Income	Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI		September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$160	$441	$611	$1,324
	Income tax expense	(62)	(171)	(238)	(516)
	Net of tax	$98	$270	$373	$808

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$211	$219	$632	$713
	Income tax expense	(83)	(86)	(247)	(278)
	Net of tax	$128	$133	$385	$435

Total reclassifications		$226	$403	$758	$1,243

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

6.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $69.7 million in 2017 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2017, our share of the distribution will be approximately $30.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2017, is $374.6 million in the case of SFOG and $433.8 million in the case of SFOT. As of September 30, 2017, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2017 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0708 units from the Texas partnership for approximately $0.1 million in May 2017. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.0650 units from the Georgia partnership for approximately $0.2 million in May 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2018 at both parks will be approximately $461.7 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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
We incurred $27.8 million of capital expenditures at these parks during the 2016 season and intend to incur approximately $18.0 million of capital expenditures at these parks for the 2017 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.5 million of cash in 2016 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2017 and December 31, 2016, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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
Three potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. The complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, and on September 11, 2017 in the Superior Court of Los Angeles County. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts. The plaintiffs seek statutory damages, compensatory damages, punitive damages, and attorneys’ fees. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.
Tax and Other Contingencies
As of September 30, 2017 and December 31, 2016, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

7.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of September 30, 2017, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $237.3 million and $268.0 million, respectively.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2016	$227,620	$258,256	$485,876
Purchase of redeemable units of SFOT and SFOG	(128)	—	(128)
Fresh start accounting fair market value adjustment for purchased units	(32)	—	(32)
Net income attributable to noncontrolling interests	19,700	19,510	39,210
Distributions to noncontrolling interests	(9,850)	(9,755)	(19,605)
Balance at September 30, 2017	$237,310	$268,011	$505,321
See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of September 30, 2017 was approximately $203.5 million and $258.3 million, respectively.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$200,930	$121,694	$215,013	$154,859
Interest expense, net	25,721	21,166	73,878	60,814
Income tax expense	98,665	55,651	97,128	72,850
Depreciation and amortization	28,533	27,393	82,646	79,345
Corporate expenses	9,768	9,674	36,258	37,366
Stock-based compensation	(35,740)	89,994	(39,055)	96,244
Non-operating park level expense, net:
Loss on disposal of assets	2,010	799	4,337	913
Loss on debt extinguishment	—	—	37,109	2,377
Other expense, net	375	1,318	40	2,009
Park EBITDA	$330,262	$327,689	$507,354	$506,777

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the nine months ended September 30, 2017 and September 30, 2016:

	Domestic	Foreign	Total
2017	(Amounts in thousands)
Long-lived assets	$2,134,645	$102,340	$2,236,985
Revenues	1,015,047	87,271	1,102,318
Income before income taxes	292,648	19,493	312,141
2016
Long-lived assets	$2,116,275	$83,629	$2,199,904
Revenues	997,854	82,230	1,080,084
Income before income taxes	208,396	19,313	227,709

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Service cost	$425	$600	$1,275	$1,800
Interest cost	2,065	2,209	6,196	6,693
Expected return on plan assets	(3,211)	(3,129)	(9,632)	(9,362)
Amortization of net actuarial loss	211	219	632	713
Total net periodic benefit	$(510)	$(101)	$(1,529)	$(156)
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Discount rate	3.90%	4.10%	3.90%	4.10%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During each of the nine months ended September 30, 2017 and September 30, 2016, we made pension contributions of $6.0 million.

10.	Stock Repurchase Plans
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

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 20, 2017, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average price per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases.
The amount of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits per the covenants on an ongoing basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 4 for further discussion.

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
The results of operations for the nine months ended September 30, 2017 and September 30, 2016 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% and 54% of total revenues during the nine months ended September 30, 2017 and September 30, 2016, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2017, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased primarily as a result of a 2% increase in attendance and a 5% increase in sponsorship and international licensing revenue. These increases were partially offset by an increase in cash operating costs primarily resulting from start-up and operating costs associated with our two new water parks in Mexico and California, increased labor costs driven primarily by statutory minimum wage rate increases at many of our parks and investments made to successfully drive our international business. Total revenue per capita (representing total revenue divided by total attendance) was flat to the comparable period in the prior year, decreasing $0.02, or less than 1%.
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
Recent Events
On February 21, 2017, we announced that we signed definitive agreements with our current partner in China to develop two additional Six Flags-branded parks in China. The theme park and water park will be located in Bishan, a district of Chongqing. Similar to the agreements for the parks in Haiyan previously disclosed, the agreements do not require us to make any capital investments in the parks. As compensation for our design and management services, we will receive fees over the design and development period as well as ongoing remuneration once the parks open to the public.
On March 30, 2017, we announced that Holdings' board of directors approved a stock repurchase plan that allows us to repurchase an incremental $500.0 million of our common stock. The amount of shares of common stock authorized to be repurchased under the plan was in addition to the amount remaining under our existing stock repurchase plan on that date, which has since been fully utilized. We have repurchased just under $2.0 billion of Holdings' common stock since February 2011 and have approximately $342.8 million available for repurchases under our current plans.
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
On April 27, 2017, we announced that we entered into an agreement with EPR Properties to operate Waterworld California, Northern California's largest water park, located 18 miles southeast of Six Flags Discovery Kingdom.
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
On July 18, 2017, we announced that Holdings' board of directors appointed James Reid-Anderson, who had been serving as Executive Chairman of Holdings since February 2016, as Holdings' Chairman, President and Chief Executive Officer effective July 18, 2017.  Mr. Reid-Anderson replaced John M. Duffey, who retired as Chief Executive Officer of the Company and as a director.  Mr. Reid-Anderson formerly served as Chairman, President and CEO of Holdings from August 2010 through February 2016.
On September 20, 2017, we provided an update about our two parks in Mexico following the earthquakes that struck in the State of Puebla, south of Mexico City, which is about 50 miles from our new water park in Oaxtepec. Our theme park in

Mexico City sustained minimal damage. Our new water park sustained damage to a number of structures and likely will not reopen until near the end of 2017.
Results of Operations
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table sets forth summary financial information for the three months ended September 30, 2017 and September 30, 2016:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2017	September 30, 2016
Total revenue	$580,418	$557,599	4%
Operating expenses	166,662	151,169	10%
Selling, general and administrative	11,571	134,132	(91)%
Costs of products sold	45,951	44,277	4%
Depreciation and amortization	28,533	27,393	4%
Loss on disposal of assets	2,010	799	152%
Interest expense, net	25,721	21,166	22%
Other expense, net	375	1,318	(72)%
Income before income taxes	299,595	177,345	69%
Income tax expense	98,665	55,651	77%
Net income	200,930	121,694	65%
Less: Net income attributable to noncontrolling interests	(19,605)	(19,212)	2%
Net income attributable to Six Flags Entertainment Corporation	$181,325	$102,482	77%

Other Data:
Attendance	12,926	12,599	3%
Total revenue per capita	$44.90	$44.26	1%
Revenue
Revenue for the three months ended September 30, 2017 totaled $580.4 million, an increase of $22.8 million, or 4%, compared to $557.6 million for the three months ended September 30, 2016. The increase in revenue was primarily driven by our newly added water parks in Concord, California and Oaxtepec, Mexico, as well as an increase in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, accommodations, and other fees, increased to $42.94 during the three months ended September 30, 2017 from $42.23 during the three months ended September 30, 2016. The increase in per capita guest spending related primarily to an improvement in admissions pricing, the success of our all-season dining pass program, and the positive impact related to the strengthening of the Mexican Peso and the Canadian Dollar.
Admissions revenue per capita increased $0.91, or 4%, during the three months ended September 30, 2017 relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by higher pricing and reduced discounts. Non-admissions revenue per capita decreased $0.20, or 1%, during the three months ended September 30, 2017 relative to the comparable period in the prior year primarily as a result of a higher mix of season pass holder and member attendance, which puts downward pressure on per capita spending, and the increased attendance related to our new water parks, which have lower per-capita guest spending.
Operating Expenses
Operating expenses for the three months ended September 30, 2017 increased $15.5 million, or 10%, relative to the comparable period in the prior year primarily as a result of (i) ongoing operations of newly added water parks in Concord, California and Oaxtepec, Mexico, (ii) statutory minimum wage rate increases at many of our parks, (iii) an increase in minimum wage rates at many of our parks, (iv) an increase in expenses related to obligations under our workers’ compensation insurance program that we do not anticipate to be recurring and (v) investments to support continued growth in our high-margin international licensing business.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2017 decreased $122.6 million, or 91%, compared to the three months ended September 30, 2016 primarily as a result of a reduction in stock-based compensation expense related to the Project 600 Performance Award. During the three months ended September 30, 2017, it was determined that full or partial achievement of the Project 600 Performance Award is no longer deemed probable in 2017. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which resulted in a reduction of previously recognized stock-based compensation expense during the three months ended September 30, 2017. This decrease was partially offset by an increase in advertising expense related to the timing of media schedules.
Cost of products sold
Cost of products sold in the three months ended September 30, 2017 increased $1.7 million, or 4%, compared to the three months ended September 30, 2016, primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the three months ended September 30, 2017 increased slightly relative to the comparable period in the prior year primarily as a result of product mix, including the growth of our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2017 increased $1.1 million, or 4%, compared to the three months ended September 30, 2016. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2017 increased $1.2 million compared to the same period in the prior year primarily as a result of disposing of more assets in conjunction with the execution of our ongoing capital program during the current year relative to the prior year as well as a gain recognized on the sale of underutilized assets in the prior year.
Interest expense, net
Interest expense, net increased $4.6 million, or 22%, for the three months ended September 30, 2017 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes.
Income Tax Expense
Income tax expense increased $43.0 million, or 77%, for the three months ended September 30, 2017 relative to the comparable period in the prior year as a result of an increase in income before income taxes resulting from the reduction of previously recognized stock-based compensation expense to reflect the probable late achievement of the Project 600 Performance Award in 2018.

Results of Operations
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table sets forth summary financial information for the nine months ended September 30, 2017 and September 30, 2016:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2017	September 30, 2016
Total revenue	$1,102,318	$1,080,084	2%
Operating expenses	404,542	387,376	4%
Selling, general and administrative	96,604	229,106	(58)%
Costs of products sold	91,021	90,435	1%
Depreciation and amortization	82,646	79,345	4%
Loss on disposal of assets	4,337	913	N/M
Interest expense, net	73,878	60,814	21%
Loss on extinguishment of debt	37,109	2,377	N/M
Other expense, net	40	2,009	(98)%
Income before income taxes	312,141	227,709	37%
Income tax expense	97,128	72,850	33%
Net income	215,013	154,859	39%
Less: Net income attributable to noncontrolling interests	(39,210)	(38,425)	2%
Net income attributable to Six Flags Entertainment Corporation	$175,803	$116,434	51%

Other Data:
Attendance	24,281	23,778	2%
Total revenue per capita	$45.40	$45.42	—%
Revenue
Revenue for the nine months ended September 30, 2017 totaled $1,102.3 million, an increase of $22.2 million, or 2%, compared to $1,080.1 million for the nine months ended September 30, 2016. The increase in revenue was primarily attributable to a 2% increase in attendance, partially offset by a $0.02 decrease in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, accommodations and other fees, decreased to $42.55 during the nine months ended September 30, 2017 from $42.58 during the nine months ended September 30, 2016. The decrease in per capita guest spending was primarily driven by a higher mix of season pass holder and member attendance, which puts downward pressure on non-admission per capita spending, and was partially offset by an increase in admissions revenue per capita related to modest prices increases and reduced discounting.
Admissions revenue per capita increased $0.27, or 1%, relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements related to single-use tickets along with season pass and membership offerings as well as a reduction in discounts. Non-admissions revenue per capita decreased $0.30, or 2%, during the nine months ended September 30, 2017 relative to the comparable period in the prior year. The decrease in non-admissions revenue per capita was primarily driven by the higher percentage of season pass holder and member attendance and a higher mix of water park visitations driven by our two new water parks.
Operating Expenses
Operating expenses for the nine months ended September 30, 2017 increased $17.2 million, or 4%, relative to the comparable period in the prior year, primarily as a result of (i) ongoing operations of newly added water parks in Concord, California and Oaxtepec, Mexico, (ii) statutory minimum wage rate increases at many of our parks, (iii) an increase in minimum wage rates at many of our parks, (iv) an increase in expenses related to obligations under our workers’ compensation insurance program that we do not anticipate to be recurring and (v) investments to support continued growth in our high-margin international licensing business.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased $132.5 million, or 58%, compared to the nine months ended September 30, 2016 primarily as a result of a reduction in stock-based compensation expense related to the Project 600 Performance Award. During the three months ended September 30, 2017, it was determined that full or partial achievement of the Project 600 Performance Award is no longer deemed probable in 2017 and we are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which resulted in a reduction of previously recognized stock-based compensation expense during the nine months ended September 30, 2017. This decrease was partially offset by planned increases in advertising expenses and the investments we have made to successfully drive our international development business.
Cost of products sold
Cost of products sold in the nine months ended September 30, 2017 increased $0.6 million, or 1%, compared to the nine months ended September 30, 2016. Cost of products sold as a percentage of non-admissions revenue for the nine months ended September 30, 2017 and September 30, 2016 was comparable for both periods.
Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended September 30, 2017 increased $3.3 million, or 4%, compared to the nine months ended September 30, 2016. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2017 increased $3.4 million compared to the same period in the prior year primarily as a result of the disposal of more assets during the current period in conjunction with our ongoing capital program relative to the comparable period in the prior year as well as a gain recognized on the sale of underutilized assets in the prior year.
Interest expense, net
Interest expense, net increased $13.1 million, or 21%, for the nine months ended September 30, 2017 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes.
Loss on debt extinguishment
On April 13, 2017, we issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes. In connection with the redemption of all of the outstanding 2021 Notes, we recognized a loss on debt extinguishment of $36.9 million for the nine months ended September 30, 2017.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points. In conjunction with this amendment, we recognized a loss on debt extinguishment of $0.2 million for the nine months ended September 30, 2017.
Income Tax Expense
Income tax expense increased $24.3 million, or 33%, for the nine months ended September 30, 2017 relative to the comparable period in the prior year as a result of an increase in income before income taxes resulting from the reduction of previously recognized stock-based compensation expense to reflect the probable late achievement of the Project 600 Performance Award in 2018.
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
In November 2016, Holdings' Board of Directors increased the quarterly cash dividend from $0.58 per share of common stock to $0.64 per share of common stock. During the nine months ended September 30, 2017 and September 30, 2016, Holdings paid $168.0 million and $161.5 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $225.0 million in total cash dividends on our common stock for the 2017 calendar year.

On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by April 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average cost per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 20, 2017, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average cost per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases.
Based on historical and anticipated operating results, we believe cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we do not anticipate becoming a full taxpayer until 2024. For the years 2018 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will shield approximately $32.5 million of taxable income per year. We do, however, anticipate paying a low level of federal income taxes beginning in 2018 and estimate a slow growth in cash taxes going forward.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2016 Annual Report.
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
As of September 30, 2017, our total indebtedness, net of discount and deferred financing costs, was approximately $2,020.2 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $100.0 million during 2017 and 2018. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of September 30, 2017, we had approximately $82.7 million of unrestricted cash and $230.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 4 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9 percent of annual revenues on capital expenditures during the 2017 calendar year, plus approximately half of the $18 million in attractions and planned improvements for our newest water park in Oaxtepec, Mexico, which opened to the public in April 2017.
During the nine months ended September 30, 2017, net cash provided by operating activities was $379.7 million. Net cash used in investing activities during the nine months ended September 30, 2017 was $114.4 million, consisting primarily of $116.5 million in capital expenditures. Net cash used in financing activities during the nine months ended September 30, 2017 was $324.5 million, primarily attributable to payments of $499.4 million for stock repurchases and $168.0 million in cash dividends, partially offset by $363.8 million of net cash proceeds from the issuance of the 2024 Notes Add-on and the 2027 Notes, after redemption of all of the outstanding 2021 Notes.
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
Contractual Obligations
Since December 31, 2016, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business, except with respect to the issuance of the 2024 Notes Add-on and of the 2027 Notes as described in Note 4 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Set forth below is certain updated information regarding our debt obligations as of September 30, 2017:

	Payment Due by Period
(Amounts in thousands)	2017	2018-2019	2020-2021	2022 and beyond	Total
Long term debt — including current portion (1)	$—	$—	$—	$2,044,750	$2,044,750
Interest on long-term debt (2)	18,714	190,413	188,460	328,900	726,487

(1)	Payments are shown at principal amount. See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

(2)
See Note 4 to the consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 30, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2017, there have been no material changes in our market risk exposure from that disclosed in the 2016 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2016 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2017, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2016 Annual Report, in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2017.
Three potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. The complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, and on September 11, 2017 in the Superior Court of Los Angeles County. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts. The plaintiffs seek statutory damages, compensatory damages, punitive damages, and attorneys’ fees. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

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
On June 7, 2016, Holdings announced that its Board of Directors approved a stock repurchase program that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by April 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average cost per share of $59.58.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 20, 2017, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average cost per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended September 30, 2017 under the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 - July 31	260,000	$57.46	260,000	$447,885,000
Month 2	August 1 - August 31	1,804,973	$55.12	1,804,973	$348,397,000
Month 3	September 1 - September 30	104,665	$53.76	104,665	$342,770,000
		2,169,638	$55.33	2,169,638	$342,770,000

ITEM 6.	EXHIBITS AND EXHIBIT INDEX

Exhibit 10.1†
Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017

Exhibit 10.2†
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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 25, 2017	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 25, 2017	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer