Form 10-K
period 2017-12-31
Six Flags Entertainment Corp
filed 2018-02-20
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2017 or
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ☒    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4,259.9 million based on the closing price ($59.61) of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director and one major stockholder have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
On February 15, 2018, there were 84,551,519 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2018 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2017 fiscal year.

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
*        *        *        *        *
As used in this Annual Report, unless the context requires otherwise, the terms "we," "our," "Six Flags," "the Company" and "SFEC" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries.
Looney Tunes characters, names and all related indicia are trademarks of Warner Bros., a division of Time Warner Entertainment Company, L.P. Batman, Superman and Wonder Woman and all related characters, names and indicia are copyrights and trademarks of DC Comics. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.

ii

PART I

ITEM 1.	BUSINESS
Introduction
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 20 regional theme and waterparks, 17 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. theme parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2017. Our diversified portfolio of North American theme parks serves an aggregate population of approximately 100 million people and 175 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.
Our parks occupy approximately 4,600 acres of land, and we own approximately 800 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2017, our parks offered approximately 850 rides, including over 140 roller coasters, making us the leading provider of "thrill rides" in the industry.
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the U.S. and foreign countries throughout the world. To capitalize on this name recognition, 17 of our parks are branded as "Six Flags" parks and, in 2014, we also began the development, with third-party partners, of Six Flags-branded theme parks outside of North America.
We hold exclusive long-term licenses for theme park usage of certain Warner Bros. and DC Comics characters throughout the U.S. (except the Las Vegas metropolitan area), Canada, Mexico and other countries. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman, The Joker, Wonder Woman and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park sales.
We believe that our parks benefit from limited direct theme park competition. A limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, long development lead-time, and zoning restrictions provide each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would cost $400 million to $600 million and would take a minimum of three years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.
Description of Parks and Segment Information
Our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that our parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks. The following chart summarizes key business and geographical information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags America Largo, MD	515 acres—combination theme and waterpark and approximately 300 acres of potentially developable land	Washington, D.C. (6) Baltimore (26)	8.4 million—50 miles 14.1 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 125 miles Busch Gardens / Williamsburg, VA / 175 miles
Six Flags Discovery Kingdom / Waterworld California Vallejo, CA	159 acres— separately gated theme park with marine and land animal exhibits, and waterpark on 135 acres and 24 acres, respectively	San Francisco / Oakland (8) Sacramento (20)	6.5 million—50 miles 12.2 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme and waterpark	Houston (7) San Antonio (31) Austin (39)	2.6 million—50 miles 4.8 million—100 miles	Sea World of Texas / San Antonio, TX / 15 miles Schlitterbahn / New Braunfels, TX / 33 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and waterpark and approximately 456 acres of potentially developable land	New York City (1) Philadelphia (4)	13.8 million—50 miles 29.7 million—100 miles
Hershey Park /
Hershey, PA / 150 miles

Dorney Park /
Allentown, PA / 75 miles

Morey's Piers Wildwood /
Wildwood, NJ / 97 miles

Coney Island /
Brooklyn, NY / 77 miles

Great Wolf Lodge /
         Scotrun, PA / 125 miles

Aquatopia /
         Tannersville, PA / 125 miles

Six Flags Great America Gurnee, IL	304 acres—combination theme and waterpark and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (36)	8.8 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several waterparks / Wisconsin Dells Area / 170 miles
Six Flags St. Louis Eureka, MO	320 acres—combination theme and waterpark and approximately 17 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and waterpark on 250 acres and 12 acres, respectively	Los Angeles (2)	10.5 million—50 miles 19.0 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm /
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Soak City USA /
Buena Park, CA / 50 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.0 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 14 miles La Feria / Mexico City, Mexico / 11 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—waterpark	N/A	21.4 million—50 miles 30.7 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 23 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 18 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 46 miles
Six Flags New England Agawam, MA	262 acres—combination theme and waterpark	Boston (10) Hartford / New Haven (32) Providence (52) Springfield (116)	3.4 million—50 miles 16.6 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, New Hampshire / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme and waterpark on 283 acres and waterpark on 69 acres, respectively	Atlanta (9)	5.8 million—50 miles 9.0 million—100 miles
Georgia Aquarium /
Atlanta, GA / 20 miles

Carowinds /
Charlotte, NC / 250 miles

Alabama Splash Adventures /
Birmingham, AL / 160 miles

Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles

Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and waterpark on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	7.1 million—50 miles 8.4 million—100 miles
Sea World of Texas /
San Antonio, TX / 285 miles

NRH2O Waterpark /
North Richland Hills, TX / 13 miles

The Great Wolf Lodge /
Grapevine, TX / 17 miles

Hawaiian Falls Waterparks /
Multiple Locations / 15 - 35 miles

La Ronde Montreal, Canada	146 acres—theme park	N/A	4.7 million—50 miles 6.1 million—100 miles	Quebec City Waterpark / Quebec City, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario / 370 miles
The Great Escape and Splashwater Kingdom / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme and waterpark, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (60)	1.1 million—50 miles 3.1 million—100 miles	Darien Lake / Darien Center, NY / 311 miles
________________________________________

*	Based on a September 23, 2017 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2017, our share of the distribution will be approximately $31.1 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2017, is $387.0 million in the case of SFOG and $485.2 million in the case of SFOT. As of December 31, 2017, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.0% and 46.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $494.4 million.
Pursuant to the 2017 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0708 units from the Texas partnership for approximately $0.1 million in May 2017. With respect to the 2017 "put" obligations, no borrowing occurred. The $350 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility (as defined in "Management's Discussion and Analysis - Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report) is available for borrowing for future "put" obligations if necessary.
In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner and an affiliate of Time Warner, pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities.
We incurred $24.7 million of capital expenditures at these parks during the 2017 season and intend to incur approximately $15.6 million of capital expenditures at these parks for the 2018 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of December 31, 2017 and 2016, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

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
During 2013, we launched a monthly membership program. Season pass and membership sales establish an attendance base in advance of the season, reducing exposure to inclement weather and providing other benefits. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. During the 2017, 2016 and 2015 seasons, season pass and membership attendance constituted approximately 63%, 60% and 56%, respectively, of the total attendance at our parks.
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
Licenses
We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the U.S. (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Wonder Woman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam, and include the right to sell merchandise using the characters. In addition to annual license fees, we are required to pay a royalty fee on merchandise manufactured by or for us and sold that uses the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.
Park Operations
We currently operate in geographically diverse markets in North America. The parks are generally managed by a park president who reports to a senior vice president of the Company. The park presidents are responsible for all operations and management of the individual parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.
Each park president directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance; in-park food, beverage, merchandising and games; marketing and promotion; sponsorships; human resources and finance. Finance directors at our parks report to a corporate senior vice president of the Company, and, with their support staff, provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and free cash flow.
Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. Beginning in January 2018, our Six Flags Magic Mountain park operates 365 days a year.

See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.
Capital Improvements and Other Initiatives
We regularly make capital investments, primarily for new rides and attractions in our parks, that total approximately 9% of revenues annually. We purchase both new and used rides and attractions. On occasion we also relocate rides among parks to provide fresh attractions. We believe that the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.
During 2017, we (i) added a 3D interactive dark ride at Six Flags Magic Mountain (Valencia, CA), Six Flags Great Adventure (Jackson, NJ), and Six Flags Over Georgia (Austell, GA); (ii) added a 4D free fly coaster at Six Flags Over Texas (Arlington, TX), Six Flags Great America (Gurnee, IL) and Six Flags New England (Agawam, MA); (iii) added a twenty-four story extreme swing ride at Six Flags America (outside Washington, D.C.); (iv) added a massive pendulum-shaped thrill ride at La Ronde (Montreal, Canada) and Six Flags Discovery Kingdom (Vallejo, CA); (v) introduced North America’s first rocket blast water coaster and a new Mardi Gras® Festival special event at Six Flags Fiesta Texas (San Antonio, TX); (vi) introduced a five story spinning flat ride at Six Flags St. Louis (Eureka, MO); (vii) added dueling water body slides at The Great Escape and Splashwater Kingdom (Queensbury, NY); (viii) added a multi-dimensional virtual reality roller coaster as well as a new Mardi Gras® Festival special event to Six Flags Mexico (Mexico City, Mexico); and (ix) introduced our nineteenth and twentieth parks, Six Flags Hurricane Harbor Oaxtepec (Oaxtepec, Mexico) and Waterworld California (Concord, California).
Planned initiatives for 2018 include (i) adding the world’s first single rail coaster at Six Flags Fiesta Texas (San Antonio, TX); (ii) adding the world’s tallest pendulum ride at Six Flags Magic Mountain (Valencia, CA); (iii) adding a first-of-its-kind in North America, triple box spinning ride at Six Flags Great Adventure (Jackson, NJ) and Six Flags Over Texas (Arlington, TX); (iv) debuting Twisted Cyclone, a hybrid roller coaster at Six Flags Over Georgia (Austell, GA); (v) adding a 70 miles-per-hour pendulum ride at Six Flags New England (Agawam, MA); (vi) adding a 4D Free Fly Coaster at Six Flags Mexico (Mexico City); (vii) debuting an adventure river at Six Flags America (Largo, MD); (viii) adding the world’s first-of-its-kind inverted coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ix) adding the world’s largest loop coaster at Six Flags Great America (Gurnee, IL); (x) adding a hybrid, zero-gravity slide complex at Six Flags St. Louis (Eureka, MO); (xi) adding a classic spinning attraction at The Great Escape and Splashwater Kingdom (Queensbury, NY); (xii) adding a new family thrill ride at La Ronde (Montreal, Canada); and (xiii) debuting a new family interactive water play attraction at Waterworld (Concord, CA).
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
Also during 2018, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including new membership programs, as well as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.
International Licensing
We have signed agreements to assist third parties in the development and management of Six Flags-branded theme parks outside of North America. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the parks open to the public. The agreements do not require us to make any capital investments in the parks. We currently have agreements to develop Six Flags-branded parks in Dubai and China.
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
In addition to the performance of our internal maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions and related maintenance procedures. The results of these inspections are reported in written evaluation and inspection reports and include suggestions on various aspects of park operations. In certain states, state inspectors conduct additional annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at all of our waterparks to train lifeguards and audit safety procedures.
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
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2018. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
Seasonality
Our operations are highly seasonal, with approximately 75% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.
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
Philanthropy and Community Relations
We believe it is important to support the communities in which our parks are located. We partner with charitable organizations throughout North America whose mission aligns with our goal of bringing joy and thrills to families and children. Through our Read to Succeed program, we support academic achievement and seek to improve literacy by encouraging students to engage in recreational reading, and award free admission to eligible participants in the program. Most of our full-time employees spend at least an entire day each year volunteering on projects in their local communities to help others including distributing food to those in need, improving community centers and building or repairing homes. In addition, we sponsor toy drives, book drives, food drives and blood donation drives at our parks, and are committed to honoring the service of the U.S. military personnel and their families by offering complimentary and/or discounted admission to our parks. We also maintain a program in which we make a concerted effort to interview and hire U.S. military veterans. We also host special events to support various philanthropies whose mission focuses on improving health or supporting those affected by natural disasters.
Employees
As of December 31, 2017, we employed approximately 2,000 full-time employees, and over the course of the 2017 operating season we employed approximately 46,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 17% of our full-time and approximately 10% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2019 (Six Flags Over Georgia), December 2020 (Six Flags Magic Mountain), January 2021 (Six Flags Over Texas), and December 2021 (Six Flags Great Adventure). The labor agreements for La Ronde expire in various years ranging from December 2017 (currently under negotiation) through December 2022. We consider our employee relations to be good.
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

Name	Age	Title
James Reid-Anderson*	58	Chairman, President and Chief Executive Officer
Lance C. Balk*	60	General Counsel
Marshall Barber*	54	Chief Financial Officer
Kathy Aslin*	42	Senior Vice President, Human Resources
David Austin	56	Senior Vice President and Chief Information Officer
Danielle J. Bernthal	40	Senior Vice President, Assistant General Counsel and Corporate Secretary
Mario Centola*	47	Vice President and Chief Accounting Officer
Tom Iven	59	Senior Vice President, U.S. Park Operations
David McKillips	46	Senior Vice President, International Park Operations
Brett Petit*	54	Senior Vice President, Marketing and Sales
Stephen R. Purtell	51	Senior Vice President, Investor Relations and Treasurer
Leonard A. Russ	44	Senior Vice President, Strategic Planning and Analysis
Bonnie Sherman Weber	53	Senior Vice President, In-Park Services
________________________________________

*	Executive Officers
James Reid-Anderson was named Chairman, President, and Chief Executive Officer of Six Flags in July 2017. From February 2016 to July 2017 he served as Executive Chairman of Six Flags and from August 2010 to February 2016, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Six Flags. Under his leadership Six Flags set a new strategic direction and achieved all-time high guest and employee satisfaction ratings, significant operational improvements and a ten-times return on investment for Six Flags' shareholders. Mr. Reid-Anderson had previously served as Chairman, President and Chief Executive Officer of Dade Behring Inc., a manufacturer and distributor of medical diagnostics equipment and supplies, where he drove a tenfold increase in Six Flags' share price along with significant employee morale improvements and customer satisfaction increases, all achieving record levels. Mr. Reid-Anderson negotiated the sale of Dade Behring to Siemens in 2007 and subsequently assumed various roles including becoming a member of Siemens AG’s managing board and Chief Executive Officer of Siemens’ $20 billion Healthcare Sector. Earlier in his career Mr. Reid-Anderson held roles of increasing responsibility at PepsiCo, Diageo and Mobil, and as adviser to Apollo Management L.P., a private equity firm. Mr. Reid-Anderson is a fellow of the Association of Chartered Certified Accountants, U.K. and holds a Bachelor of Commerce degree from the Birmingham University, U.K.
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
Marshall Barber was named Chief Financial Officer of Six Flags in February 2016 and is responsible for the finance and information technology functions at Six Flags. Mr. Barber previously served as Vice President of Business Planning for Six Flags from July 2006 to February 2016. He also held various other park-level and corporate-level financial positions since joining Six Flags in October 1996. Prior to joining Six Flags, Mr. Barber held financial positions at FoxMeyer Drug and G. D. Searle from 1994 to 1996 and with Electrocom Automation from 1989 to 1994. Mr. Barber holds a B.B.A. degree in Finance from the University of Texas at Arlington and an M.B.A. from Texas Christian University.
Kathy Aslin was named Senior Vice President, Human Resources of Six Flags in January 2017 and is responsible for developing and implementing strategies to support Six Flags' overall human resources vision including organizational design, leadership development, employee training and education, compensation and benefits, talent acquisition, and employee relations. Ms. Aslin began her career at Six Flags in 1998 as a seasonal summer intern and over the years held a number of management positions in Admissions, Guest Relations, Finance, Human Resources, In-Park Services, Corporate Marketing and Human Resources. Ms. Aslin holds a B.B.A degree from St. Gregory’s University and an M.B.A. from the University of Texas at Dallas.
David Austin was named Senior Vice President, Information Systems & Chief Information Officer for Six Flags in December 2017. Mr. Austin had previously served as Chief Technology Officer at Berkshire Hathaway Automotive from December 2014 to December 2017, where he had operational responsibility for all technology across 100 business units, technology development, and leadership of the IT team. Prior to that, from May 2007 to December 2014, he served as the Vice President of Information Technology at Larry H. Miller Group, a company with many businesses that included The Utah Jazz and associated arena businesses, large mega-plex cinemas, a 500-acre racetrack complex, and a large automotive business, where he led the IT team. Mr. Austin majored in Speech Communication at Fresno State University.
Danielle J. Bernthal was named Senior Vice President, Assistant General Counsel and Corporate Secretary of Six Flags in January 2017. Ms. Bernthal previously served as Vice President, Assistant General Counsel of Six Flags from June 2006 to January 2017. Prior to joining Six Flags, Ms. Bernthal was an associate at the law firm Willkie Farr & Gallagher LLP in the corporate and financial services department. Ms. Bernthal holds a J.D. from Brooklyn Law School, and a B.S. from Cornell University.
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
Tom Iven was named Senior Vice President, U.S. Park Operations of Six Flags in April 2014 and is responsible for the management of all of Six Flags' parks in the U.S. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region, comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. From 2010 until 2014, Mr. Iven was the Senior Vice President, Park Operations and was responsible for the management of Six Flags' parks in the Western region as well as the oversight of engineering, maintenance and operating efficiency programs for all Six Flags parks. Mr. Iven holds a B.S. degree from Missouri State University.
David McKillips was named Senior Vice President, International Park Operations for Six Flags in January 2018 and is responsible for the development and management of all properties outside of the United States. Additionally, he oversees the corporate design, engineering and maintenance functions for all parks. Mr. McKillips had previously served as Senior Vice President, In-Park Services from January 2016 to January 2018 and Senior Vice President, Corporate Alliances from September 2010 to January 2016. Mr. McKillips has over 20 years of experience in the entertainment and theme park industry, specializing in promotion, sponsorship and consumer product licensing sales. Prior to joining Six Flags, from November 1997 to April 2006, Mr. McKillips served as Vice President Advertising & Custom Publishing Sales for DC Comics, a division of Warner Bros. Entertainment and home to some of the world’s most iconic superheroes, including Superman, Batman and Wonder Woman. He started his career with Busch Entertainment, serving roles within the operations, entertainment, group sales and promotions departments at SeaWorld in Orlando, Florida and then at Sesame Place in Langhorne, Pennsylvania, as Manager of Promotions. Mr. McKillips holds a B.A. degree in Speech Communication from the University of Georgia.
Brett Petit was named Senior Vice President, Marketing and Sales of Six Flags in June 2010 and is responsible for all aspects of Six Flags' marketing strategy, advertising, promotions, group sales, online marketing, corporate sponsorships, media networks and licensed promotions. Over the course of his more than 30 years of experience in the theme and waterpark industry, Mr. Petit has managed marketing strategy for more than 65 different theme parks, waterparks and family entertainment centers across the country. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. degree in Marketing from University of South Florida.
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
Leonard A. Russ was named Senior Vice President, Strategic Planning and Analysis of Six Flags in February 2016. Since October 2010 Mr. Russ was Vice President and Chief Accounting Officer of Six Flags where he was responsible for overseeing Six Flags' accounting function and the finance functions of the western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within Six Flags before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a B.B.A. degree in Accounting from the University of Texas at Arlington.
Bonnie Sherman Weber was named Senior Vice President, In-Park Services, of Six Flags in January 2018 and is responsible for culinary, retail, games, rentals, parking and other services offered throughout Six Flags' 20 parks. Ms. Weber had previously served as Park President of Six Flags Magic Mountain and Hurricane Harbor since August 2010. Ms. Weber began her career at Six Flags Magic Mountain in 1985 as a food service employee. Throughout her years at Six Flags, she has assumed the role of Park Publicist, Manager of Advertising and Promotions, and Director of Marketing. She previously worked at The Walt Disney Company and was also the Director of Worldwide Marketing at Warner Bros. for four years. A Southern California native, Ms. Weber holds a B.S. in Marketing from California State Northridge.
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

Our website, www.investors.sixflags.com, also includes items related to corporate governance matters, including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

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
Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have at times had a negative effect on consumers' discretionary income and consumer confidence and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. Both attendance and guest spending at our parks are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.
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
From time to time we establish aspirational goals for our operational and financial performance, including the "Project 600" goal established in 2014 to achieve Modified EBITDA of $600 million by 2017 and the "Project 750" goal established in 2016 to achieve Modified EBITDA of $750 million by 2020. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance that these programs, changes and improvements will be successful or that we will achieve our aspirational goals in the timeframe in which we seek to achieve them or at all. Due to the adverse weather and natural disasters experienced during the summer months of 2017, the Company did not achieve the Project 600 goal. The Company believes late achievement of the Project 600 goal in 2018 is probable.
Bad or extreme weather conditions and forecasts of bad or mixed weather conditions can adversely impact attendance at our parks.
Because most of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues. The effects of bad weather on attendance can be more pronounced at our waterparks. We believe that our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. In addition, bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.
Natural disasters could adversely impact attendance at our parks and result in decreased revenues.
A severe natural disaster, such as an earthquake, hurricane, forest fire, flood or landslide, could interrupt our operations, damage our properties and reduce the number of guests who visit our parks in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. For example, our waterpark in Oaxtepec, Mexico was closed for several weeks during the fall of 2017 following the earthquakes in central Mexico. The occurrence of such natural disasters could have a material adverse effect on our business, financial condition and results of operations.
Local events and terrorist activities can adversely impact park attendance.
Lower attendance at our parks may be caused by various local activities that we may not be able to adequately anticipate or respond to. For example, terrorist alerts and threats of future terrorist activities may adversely affect attendance at our parks. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect our image. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations. We cannot predict the frequency or severity of these activities and the effect that they may have on our business, financial condition or results of operations.
A significant disruption in our computer systems and our inability to adequately maintain and update those systems could adversely affect our operations and our ability to maintain guest confidence.
We rely extensively on our computer systems to manage and maintain the privacy of guest data and our financial and business data, summarize and analyze results, and manage and account for inventory. We require continued and unimpeded access to the Internet to use these computer systems. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, malicious attacks, security breaches and catastrophic events. If our systems are damaged or fail to function properly or reliably, we may incur substantial repair or replacement costs, experience data loss or theft and impediments to our ability to manage inventories, engage in additional promotional activities to retain our guests, or encounter lost guest confidence, any of which could adversely affect our results of operations.
If our efforts to protect the security of information about our guests and employees and our internal data are unsuccessful, we may face costly litigation and our revenue and our reputation could suffer.
An important component of our business involves the receipt and storage of information about our guests as well as maintaining our internal business data.  We have, and require certain of our vendors to have, programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors, and vendors.  Like many other companies, from time to time, both we and our vendors have experienced data security incidents; however, to date, these incidents have not been material to our business, financial condition or results of operations. If we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to litigation, fines or other costs, our operations could be disrupted, and our guests could lose confidence in our ability to protect their information, which could cause them to stop purchasing our tickets, season passes or memberships from us or visiting our parks altogether.
Our operations are seasonal.
Our operations are seasonal. Approximately 75% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid to late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.
There is a risk of accidents occurring at our parks or competing parks which may reduce attendance and negatively impact our operations.
Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks, services and rides, and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses at waterparks) at any of our parks or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our parks, and negatively impact our results of operations. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year.
We depend on a seasonal workforce, many of whom are paid at minimum wage.
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons, however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2018 and future years and further legislative changes could continue to increase these expenses in the future.
The theme park industry competes with numerous entertainment alternatives and such competition may have an adverse impact on our business, financial condition or results of operations.
Our parks compete with other theme parks, waterparks and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sporting events, restaurants and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. If we are unable to compete effectively against entertainment alternatives or on the basis of principal competitive factors of the park, our business, financial condition or results of operations may be adversely affected.
We could be adversely affected by changes in consumer tastes and preferences for entertainment and consumer products.
The success of our parks depends substantially on consumer tastes and preferences that can change in often unpredictable ways and on our ability to ensure that our parks meet the changing preferences of the broad consumer market. We conduct research and analysis before acquiring new parks or opening new rides or attractions and often invest substantial amounts before we learn the extent to which these new parks and new rides or attractions will earn consumer acceptance. If visitor volumes at our parks were to decline significantly or if new rides and entertainment offerings at our parks do not achieve sufficient consumer acceptance, revenues and margins may decline. Our results of operations may also be adversely affected if we fail to retain long-term customer loyalty or provide satisfactory customer service.

Our insurance coverage may not be adequate to cover all possible losses that we could suffer and our insurance costs may increase.
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance that our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2018, and we cannot guarantee that we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
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
We are subject to allegations, claims and legal actions arising in the ordinary course of our business, which may include claims by third parties, including guests who visit our parks, our employees or regulators. The outcome of these proceedings cannot be predicted. If any of these proceedings is determined adversely to us, or if we receive a judgment, a fine or a settlement involving a payment of a material sum of money, or injunctive relief is issued against us, our business, financial condition and results of operations could be materially adversely affected. Litigation can also be expensive, lengthy and disruptive to normal business operations, including to our management due to the increased time and resources required to respond to and address the litigation.
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
As of December 31, 2017, approximately 17% of our full-time and approximately 10% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six

Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
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
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $71.1 million in 2018 (based on our ownership of units as of December 31, 2017, our share of the distribution will be approximately $31.1 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $494.4 million as of December 31, 2017. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the Amended and Restated Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2017, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, working capital in prior years and capital improvements. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the Amended and Restated Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2018 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $134.7 million on capital expenditures, net of property insurance recoveries, for all of our continuing operations in the 2017 calendar year. Our business plan includes targeted annual capital spending of approximately 9% of revenues in 2018. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
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
The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Amended and Restated Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Amended and Restated Credit Facility or the indenture governing Holdings' $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"), $700.0 million of 4.875% senior unsecured notes due 2024 (the "2024 Notes Add-on"), and $500.0 million of 5.50% senior unsecured notes due 2027 (the "2027 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.
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
The Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Amended and Restated Credit Facility could declare outstanding borrowings under the Amended and Restated Credit Facility immediately due and payable and the holders of the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes could elect to declare the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance that we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Amended and Restated Credit Facility could also result in an event of default under other indebtedness.
We can make no assurances that we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our debt, including the Amended and Restated Credit Facility and the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance that the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.
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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. In March 2017, in connection with the issuance of the 2027 Notes, Moody's assigned a B2 rating to the 2027 Notes, upgraded the 2024 Notes from B3 to B2, and reaffirmed our Ba1 rating on the credit facility and our B1 corporate family rating. In March 2017, Standard & Poor's assigned a BB- rating to the 2027 Notes, and reaffirmed our BB- rating on the 2024 Notes and our BB corporate credit rating. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance that our ratings will remain the same. A negative change in our ratings or the perception that such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, and the 2027 Notes, and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $77.5 million of cash and cash equivalents on a consolidated basis at December 31, 2017, of which $18.0 million was held at Holdings.
Provisions in Holdings' corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders or could have a materially negative impact on our business.
Certain provisions in Holdings' Restated Certificate of Incorporation, the Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.
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
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2017 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2017. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)

•	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)

•	Six Flags St. Louis, Eureka, Missouri—323 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)

•	The Great Escape, Queensbury, New York—345 acres (owned)

•	Waterworld Concord, Concord, California—24 acres (leasehold)(6)
________________________________________

(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark opened to the public in 2017.

(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.

(3)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(4)	Owned by the Georgia partnership.

(5)	The site is leased from the City of Montreal. The lease expires in 2065.

(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the waterpark in 2017.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Appellate Court. On December 21, 2017, the Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. We expect that the plaintiff will be filing a petition for leave to appeal to the Illinois Supreme Court by March 1, 2018. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, on September 11, 2017 in the Superior Court of Los Angeles County, California, and on November 30, 2017 in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

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

The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2017 and 2016:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2018
First Quarter (through February 15, 2018)	$69.99	$62.26	$0.78
2017
Fourth Quarter	$67.94	$58.76	$0.70
Third Quarter	$61.66	$51.25	$0.64
Second Quarter	$65.19	$57.01	$0.64
First Quarter	$62.63	$57.05	$0.64
2016
Fourth Quarter	$60.69	$50.33	$0.64
Third Quarter	$60.28	$47.61	$0.58
Second Quarter	$62.69	$55.18	$0.58
First Quarter	$56.33	$45.24	$0.58
Holders of Record
As of February 15, 2018, there were approximately 52 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Quarterly Dividends
In November 2017, Holdings' Board of Directors increased the quarterly cash dividend from $0.64 per share of common stock to $0.70 per share of common stock. In February 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.70 per share of common stock to $0.78 per share of common stock.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis — Liquidity and Capital Resources of Financial Condition and Results of Operations" in Item 7 of this Annual Report and Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
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
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 15, 2018, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average price per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases. We did not purchase additional Holdings' common stock under the June 2016 Stock Repurchase Plan during fourth quarter 2017.

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
________________________________________

*	$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright© 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Six Flags Entertainment Corporation	$100.00	$126.64	$155.89	$207.63	$237.03	$275.00
S&P 500	$100.00	$132.39	$150.51	$152.59	$170.84	$208.14
S&P Midcap 400	$100.00	$133.50	$146.54	$143.35	$173.08	$201.20
S&P Movies & Entertainment	$100.00	$155.57	$183.29	$166.34	$183.60	$192.81

ITEM 6.	SELECTED FINANCIAL DATA
The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2015	2014	2013
Statement of Operations Data:
Theme park admissions	$741,275	$715,413	$687,819	$641,535	$602,204
Theme park food, merchandise and other	524,582	521,167	500,190	460,131	448,547
Sponsorship, licensing and other fees	78,096	66,329	59,133	57,250	42,179
Accommodations revenue	15,121	16,489	16,796	16,877	17,000
Total revenue	1,359,074	1,319,398	1,263,938	1,175,793	1,109,930
Operating expenses (excluding depreciation and amortization shown separately below)	509,123	489,407	465,219	437,431	417,482
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	158,498	291,794	234,810	310,955	189,218
Costs of products sold	110,374	109,579	100,709	90,515	86,663
Depreciation and amortization	111,671	106,893	107,411	108,107	128,075
Loss on disposal of assets	3,959	1,968	9,882	5,860	8,579
Gain on sale of investee	—	—	—	(10,031)	—
Interest expense, net	99,010	81,872	75,903	72,589	74,145
Loss on debt extinguishment, net	37,116	2,935	6,557	—	789
Other expense, net	271	1,684	223	356	1,054
Income from continuing operations before income taxes and discontinued operations	329,052	233,266	263,224	160,011	203,925
Income tax expense	16,026	76,539	70,369	46,522	47,601
Income from continuing operations before discontinued operations	313,026	156,727	192,855	113,489	156,324
Income from discontinued operations	—	—	—	545	549
Net income	313,026	156,727	192,855	114,034	156,873
Net income attributable to noncontrolling interests	(39,210)	(38,425)	(38,165)	(38,012)	(38,321)
Net income attributable to Six Flags Entertainment Corporation	$273,816	$118,302	$154,690	$76,022	$118,552

Amounts attributable to Six Flags Entertainment Corporation common stockholders:
Income from continuing operations	$273,816	$118,302	$154,690	$75,477	$118,003
Income from discontinued operations	—	—	—	545	549
Net income	$273,816	$118,302	$154,690	$76,022	$118,552

Weighted-average common shares outstanding:
Weighted-average common shares outstanding—basic:	86,802	92,349	93,580	94,477	96,940
Weighted-average common shares outstanding—diluted:	88,494	94,398	97,981	98,139	100,371

Net income per average common share outstanding—basic:
Income from continuing operations	$3.15	$1.28	$1.65	$0.79	$1.21
Income from discontinued operations	—	—	—	0.01	0.01
Net income	$3.15	$1.28	$1.65	$0.80	$1.22

Net income per average common share outstanding—diluted:
Income from continuing operations	$3.09	$1.25	$1.58	$0.76	$1.17
Income from discontinued operations	—	—	—	0.01	0.01
Net income	$3.09	$1.25	$1.58	$0.77	$1.18

Cash dividends declared per common share	$2.62	$2.38	$2.14	$1.93	$1.82

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data:
Cash and cash equivalents (1)	$77,496	$137,385	$99,760	$73,884	$169,310
Total assets	2,456,676	2,487,672	2,428,440	2,416,896	2,517,429
Deferred revenue	142,014	123,955	97,334	71,598	60,443
Total long-term debt (excluding current maturities)	2,021,178	1,624,486	1,498,022	1,373,605	1,375,710
Total debt, net	2,021,178	1,653,647	1,505,528	1,379,906	1,381,979
Redeemable noncontrolling interests	494,431	485,876	435,721	437,545	437,569
Stockholders' (deficit) equity	(505,112)	(186,490)	24,216	223,895	373,337

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Other Data:
Net cash provided by operating activities	$445,067	$463,235	$473,761	$392,323	$368,682
Stock repurchases	(499,442)	(211,751)	(245,114)	(195,353)	(523,589)
Payment of cash dividends	(227,101)	(220,314)	(200,957)	(184,300)	(176,171)
________________________________________

(1)	Excludes restricted cash.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant components of the Management's Discussion and Analysis of Financial Condition and Results of Operations section include:

•	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2017, 2016 and 2015 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2017 and our outstanding debt and commitments existing as of December 31, 2017.

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
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated balance sheets and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this Annual Report.
Overview
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 20 regional theme and waterparks, 17 are located in the United States, two parks are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenue during the year ended December 31, 2017, and 54% of total revenues during the years ended December 31, 2016 and 2015), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2017, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 1% increase in total guest spending per capita, which excludes sponsorship, licensing, accommodations and other fees, a 1% increase in attendance and an 18% increase in sponsorship and licensing revenue, including growth in revenue earned under international development contracts.

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
Valuation of Long-Lived Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which our Holdings' common stock is traded, we believe our market capitalization is the best indicator of our reporting unit's fair value). In September 2012, the FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.
The fair value of indefinite-lived intangible assets is generally determined based on a discounted cash flow analysis. An impairment loss occurs to the extent that the carrying value exceeds the fair value. For goodwill, if the fair value of the reporting unit were to be less than the carrying amount, an impairment loss would be recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.
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
Accounting for Income Taxes
As part of the process of preparing consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as depreciation periods for our property and equipment and recognition of our deferred revenue, for tax and financial accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets (primarily net operating loss carryforwards) will be recovered by way of offset against taxable income. To the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase or decrease this allowance in a period, we must reflect such amount as income tax expense or benefit in the consolidated statements of operations.
A high degree of management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions could correspondingly decrease as cash flows that previously would have been utilized for capital expenditures could be utilized to lower our outstanding debt balances. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. See Note 2 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
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
On March 30, 2017, we announced that Holdings' Board of Directors approved a stock repurchase plan that allows us to repurchase an incremental $500.0 million of our common stock. The amount of shares of common stock authorized to be repurchased under the plan was in addition to the amount remaining under our existing stock repurchase plan on that date, which has since been fully utilized. We have repurchased just under $2.0 billion of Holdings' common stock at an average price of $39.60 since February 2011 and have approximately $342.8 million available for repurchases under our current plans.

On March 30, 2017, we also announced that we completed an analysis of the costs and benefits of pursuing a spin-off of our real estate assets into a Real Estate Investment Trust ("REIT") and determined that it would not be in the best interest of our stockholders to proceed with such a transaction at that time. The cost of the REIT transaction, the ongoing operational complexity, the limitations on future strategic flexibility and our significant future growth opportunities were the primary factors in making that determination. However, we could revisit the merits of pursuing such a transaction should circumstances change.
On April 13, 2017, we issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on") and $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes (as defined in Note 7 to the consolidated financial statements included elsewhere in this Annual Report) and to satisfy and discharge the indenture governing the 2021 Notes. The remaining net proceeds were used to repurchase shares of our common stock.
On April 22, 2017, we announced the opening of a new 67-acre waterpark in Oaxtepec, Mexico, located about 50 miles southwest of Six Flags Mexico.
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
On July 18, 2017, we announced that Holdings' Board of Directors appointed James Reid-Anderson, who had been serving as Executive Chairman of Holdings since February 2016, as Holdings' Chairman, President and Chief Executive Officer effective July 18, 2017.  Mr. Reid-Anderson replaced John M. Duffey, who retired as Chief Executive Officer of Holdings and as a director.  Mr. Reid-Anderson formerly served as Chairman, President and Chief Executive Officer of Holdings from August 2010 through February 2016.
On September 20, 2017, we provided an update about our two parks in Mexico following the earthquakes that struck in the State of Puebla, south of Mexico City, which is about 50 miles from our new waterpark in Oaxtepec. Our theme park in Mexico City sustained minimal damage. Our new waterpark sustained damage to a number of structures and did not reopen until December 2017.
On October 26, 2017, we announced the addition of three more parks to be built in China. Six Flags Kids World—the first park of its kind and designed especially for families with young children—will be built adjacent to both Six Flags Zhejiang and Six Flags Chongqing. Additionally, the all-new Six Flags Adventure Park, offering high-energy outdoor thrills, will adjoin the Six Flags Chongqing complex. The agreements for these parks do not require us to make any capital investments in the parks. As compensation for our design and management services, Six Flags will receive fees during the design and development period as well as an ongoing remuneration once the parks open to the public.
On November 8, 2017, we announced that Holdings' Board of Directors declared a fourth quarter cash dividend of $0.70 per share of common stock payable December 11, 2017 to stockholders of record as of November 30, 2017. This dividend represented a 9% increase on an annualized basis. On February 7, 2018, we announced that Holdings' Board of Directors declared a first quarter 2018 cash dividend of $0.78 per share of common stock payable March 5, 2018 to stockholders of record as of February 19, 2018. This increase represents an additional 11% increase on an annualized basis from the $0.70 dividend paid in December 2017.
On February 20, 2018, we announced a new initiative in connection with Jones Lang LaSalle, Inc., a global professional services firm that specializes in real estate and investment management, to power two more of our parks – Six Flags Discovery Kingdom in Vallejo, California and Six Flags Magic Mountain, near Los Angeles, California – almost entirely with solar power. A renewable energy independent power producer will build, own and operate the renewable energy systems in California. Separately, we recently announced that Six Flags Great Adventure in Jackson, New Jersey will soon begin construction of a solar energy project.
While our international momentum remains strong, our partner is currently in arrears on payments due to us. While this is an unfortunate development, we remain in close working contact with our partner. All parties believe that opening a Six Flags park is key to the success of the overall complex in Dubai and that a satisfactory resolution will be achieved.

Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except per capita data)	2017	2016	2015	2017 vs 2016	2016 vs 2015
Total revenue	$1,359,074	$1,319,398	$1,263,938	3%	4%
Operating expenses	509,123	489,407	465,219	4%	5%
Selling, general and administrative expenses	158,498	291,794	234,810	(46)%	24%
Cost of products sold	110,374	109,579	100,709	1%	9%
Depreciation and amortization	111,671	106,893	107,411	4%	—%
Loss on disposal of assets	3,959	1,968	9,882	101%	(80)%
Interest expense, net	99,010	81,872	75,903	21%	8%
Loss on debt extinguishment	37,116	2,935	6,557	N/M	(55)%
Other expense, net	271	1,684	223	(84)%	N/M
Income before income taxes	329,052	233,266	263,224	41%	(11)%
Income tax expense	16,026	76,539	70,369	(79)%	9%
Net income	313,026	156,727	192,855	100%	(19)%
Less: Net income attributable to noncontrolling interests	(39,210)	(38,425)	(38,165)	2%	1%
Net income attributable to Six Flags Entertainment Corporation	$273,816	$118,302	$154,690	131%	(24)%

Other Data:
Attendance	30,421	30,108	28,557	1%	5%
Total revenue per capita	$44.68	$43.82	$44.26	2%	(1)%
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Revenue
Revenue for the year ended December 31, 2017 totaled $1,359.1 million, a 3% increase compared to $1,319.4 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to a 1% increase in attendance driven by strong season pass and membership sales, and by a $0.86, or 2%, increase in total revenue per capita, calculated as total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, licensing, Six Flags Great Escape Lodge & Indoor Waterpark accommodations and other fees, increased by $0.54, or 1%, to $41.61 during the year ended December 31, 2017 from $41.07 during the year ended December 31, 2016, primarily as a result of ticket price gains, partially offset by lower in-park spending per capita due to a higher mix of season pass holder and member attendance, which lowers per capita guest spending but increases overall guest spending over the course of the operating season.
Admissions revenue per capita increased $0.61, or 3%, during the year ended December 31, 2017 relative to the year ended December 31, 2016. The increase in admissions revenue per capita was primarily driven by modest price increases on all ticket types and membership revenue from active memberships past the initial twelve-month term, during which time members continue to pay their membership fees on a month-to-month basis, partially offset by the higher mix of season pass holder and member attendance. Non-admissions revenue per capita decreased $0.07, or less than 1%, during the year ended December 31, 2017 relative to the year ended December 31, 2016. The decrease in non-admissions per capita guest spending was driven by the higher percentage of season pass holder and member attendance, partially offset by the continued success of our all-season dining pass.
Operating expenses
Operating expenses for the year ended December 31, 2017 increased $19.7 million, or 4%, relative to the year ended December 31, 2016, primarily as a result of increases in statutory and market-based wage rate increases, an increase in seasonal labor resulting from the expansion of our Holiday in the Park® event at Six Flags New England, increases in rent and utility costs related to the operations of our new waterparks in Oaxtepec, Mexico and Concord, California, as well as an increase in credit card processing fees, operating supplies and other services related to the growth in attendance and revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2017 decreased $133.3 million, or 46%, compared to the year ended December 31, 2016, primarily as a result of a net decrease in incentive-based compensation expense resulting from the 2017 Performance Award, for which we reduced incentive-based compensation during the year ended December 31, 2017 as late achievement of the 2017 Performance Award is not deemed probable to occur until 2018. This reduction was partially offset by increased costs related to insurance, legal and other professional services.
Cost of products sold
Cost of products sold for the year ended December 31, 2017 increased $0.8 million, or 1%, compared to the year ended December 31, 2016. Cost of products sold as a percentage of non-admission revenue for the years ended December 31, 2017 and 2016 was comparable for both periods.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2017 increased $4.8 million, or 4.5%, compared to the year ended December 31, 2016. The increase in depreciation and amortization expense is primarily due to asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets increased by $2.0 million, or 101%, for the year ended December 31, 2017 relative to the year ended December 31, 2016, primarily as a result of the disposal of more assets during the current period in conjunction with our ongoing capital program relative to the comparable period in the prior year as well as a gain recognized on the sale of underutilized assets in the prior year.
Interest expense, net
Interest expense, net increased $17.1 million, or 21%, for the year ended December 31, 2017 relative to the year ended December 31, 2016 as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and the 2027 Notes.
Loss on debt extinguishment
On April 13, 2017, Holdings issued $700.0 million of 4.875% senior unsecured notes due 2024, and $500.0 million of 5.50% senior unsecured notes due 2027. We used a portion of the proceeds from the issuance of the notes to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes. In connection with the extinguishment of the 2021 Notes, we recognized a loss on debt extinguishment of $36.9 million for the year ended December 31, 2017.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points. In conjunction with this amendment, we recognized a loss on debt extinguishment of $0.2 million for the year ended December 31, 2017.
On September 29, 2017, we repaid all amounts outstanding under the Refinance Loan (as defined in Note 7 to the consolidated financial statements included elsewhere in this Annual Report). In connection with the repayment of the Refinance Loan, we recognized a nominal amount as loss on debt extinguishment for the year ended December 31, 2017.
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Income tax expense
Income tax expense was $16.0 million for the year ended December 31, 2017 compared to $76.5 million for the year ended December 31, 2016. The decrease in income tax expense is the result of the passage of the Tax Cuts and Jobs Act (H.R. 1) ("the Act") on December 22, 2017. The Act reduced the corporate tax rate from 35% to 21%, resulting in a remeasurement of our deferred tax balances.
See Note 11 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
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
Operating expenses
Operating expenses for the year ended December 31, 2016 increased $24.2 million, or 5%, relative to the year ended December 31, 2015, primarily as a result of increases in statutory and market-based wage rates, an increase in seasonal labor resulting from the expansion of our Holiday in the Park® event at Six Flags St. Louis and Six Flags America, as well as an increase in credit card processing fees, operating supplies and other services related to the growth in attendance and revenue. These increases were partially offset by a decrease in utility costs and the continued weakening of the Mexican Peso and Canadian Dollar, which favorably impacted expenses.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2016 increased $57.0 million, or 24%, compared to the year ended December 31, 2015, primarily as a result of (i) a net increase in incentive-based compensation expense resulting from the 2017 Performance Award, which we began recognizing during the year ended December 31, 2016 as achievement of this award was deemed probable, and (ii) increased costs related to insurance, legal and other professional services. These increases were partially offset by the continued weakening of the Mexican Peso and Canadian Dollar.
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
During the years ended December 31, 2017, 2016 and 2015, Holdings paid $227.1 million, $220.3 million and $201.0 million, respectively, in cash dividends on its common stock. One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. Holdings' Board of Directors has since increased the quarterly cash dividend multiple times and in November 2017, Holdings' Board of Directors declared another increase in our ongoing quarterly cash dividend from $0.64 per share of common stock to $0.70 per share of common stock. Additionally, in February 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.70 per share of common stock to $0.78 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $265 million in total cash dividends on our common stock during the 2018 calendar year.
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
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 15, 2018, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average price per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases.
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
Based on historical and anticipated operating results, we believe that cash flows from operations, available cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, we expect to be able to use our current federal net operating loss carryforwards to reduce our federal income tax liability until 2024. For the years 2018 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year. We do, however, anticipate paying a low level of federal income taxes beginning in the next year or two and estimate a slow growth in federal income taxes payable in cash going forward.
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

As of December 31, 2017, our total indebtedness, net of discount and deferred financing costs, was $2,021.2 million, which included $986.5 million of the 2024 Notes, $497.6 million of the 2027 Notes, and $537.1 million outstanding under the Amended and Restated Credit Facility. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018 and 2019, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $100 million during 2018 and 2019. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of December 31, 2017, we had approximately $77.5 million of unrestricted cash and $231.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.
During the year ended December 31, 2017, net cash provided by operating activities was $445.1 million. Net cash used in investing activities during the year ended December 31, 2017 was $130.2 million, consisting primarily of capital expenditures, partially offset by proceeds received from the disposal of assets. Net cash used in financing activities during the year ended December 31, 2017 was $376.9 million, primarily attributable to the payment of cash dividends, stock repurchases, distributions to our noncontrolling interests and the payment of debt issuance costs in connection with the issuance of the 2024 Notes Add-on and 2027 Notes. These uses of cash were partially offset by the proceeds from the 2024 Notes Add-on and 2027 Notes, a portion of which was used to retire our 2021 Notes, and proceeds from the exercise of stock options.
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
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2017, our share of the distribution will be approximately $31.1 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park's revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report for additional information.
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2017.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2017:

	Payment Due by Period
(Amounts in thousands)	2018	2019 - 2020	2021 - 2022	2023 and beyond	Total
Long term debt — including current portion (1)	$—	$—	$544,750	$1,500,000	$2,044,750
Interest on long-term debt (2)	95,850	191,064	179,969	221,250	688,133
Real estate and operating leases (3)	9,978	18,858	16,159	134,390	179,385
Purchase obligations (4)	154,028	8,500	9,000	4,500	176,028
Total	$259,856	$218,422	$749,878	$1,860,140	$3,088,296
________________________________________

(1)	Payments are shown at principal amount. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2017.

(3)
Assumes future payments at 2017 revenue levels for lease payments based on a percentage of revenues. Also does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2017.

(4)
Represents obligations as of December 31, 2017 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2022) and new rides and attractions. Of the amount shown for 2018, approximately $83.6 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2017 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2017, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations
During each of the years ended December 31, 2017, 2016 and 2015, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.
We expect to make contributions of approximately $6.0 million in 2018 to our pension plan based on the 2017 actuarial valuation. We plan to make a contribution to our 401(k) plan in 2018, and our estimated expense for employee health insurance for 2018 is $17.7 million.
The vast majority of our capital expenditures in 2018 and beyond will be made on a discretionary basis. We plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ending December 31, 2017. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") that we designated and documented as cash flow hedges. We entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements expired in December 2017.
On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continued to serve as economic hedges and provided protection against rising interest rates for the Amended and Restated Term Loan B (as defined in Note 7 to the consolidated financial statements included elsewhere in this Annual Report) during the year ended December 31, 2017. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive loss have been amortized into earnings through the original December 2017 maturity date. As of the year ended December 31, 2017, the Interest Rate Swap Agreements have expired and all related amounts previously held as derivative assets and liabilities on our consolidated balance sheets and previously recorded in accumulated other comprehensive income ("AOCI") have been realized in earnings. See Note 6 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
The following is an analysis of the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2017. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2017, we had total debt of $2,021.2 million, of which $1,484.1 million represents fixed-rate debt. The remaining $537.1 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.
Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $5.4 million. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of the Company’s key revenue drivers as it relates to ASU 2014-9. The Company has adopted these standards as of January 1, 2018 and has selected a modified retrospective transition method for the adoption. Based on our evaluation of our revenue streams, the Company has determined that there will not be a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and will not have a material effect on our consolidated balance sheets, results of operations, and cash flows. The Company has finalized what additional information will be disclosed and determined the overall level of disclosure related to revenue recognition will increase.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2016-02 using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and early adoption is permitted; however, the FASB recently proposed an optional transition method for which entities would still adopt ASU 2016-02 using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We note that with the adoption of the amendments in ASU 2016-02, operating leases related to certain of our land leases with durations greater than twelve months will require recognition in our consolidated balance sheet under ASU 2016-02. This could have a material effect on our consolidated balance sheets, but we do not anticipate this will have a material effect on our results of operations or cash flows.
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
ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in ASU 2018-02 allow entities to reclassify from accumulated other comprehensive income (AOCI) to retained earnings "stranded" tax effects resulting from passage of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (e.g., employee benefits, cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities will be required to disclose their policy for releasing the income tax effects from AOCI. Entities that elect to reclassify the income tax effects of the Act from AOCI to retained earnings must disclose that such an election was made, including a description of reclassified tax effects. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. The amendments in 2018-02 may be applied retrospectively to each period in which the effect of the Act is recognized or an entity may elect to apply the amendments in the period of adoption. The Company anticipates early adoption of these standards in first quarter of 2018, and has not selected an adoption method. We are still evaluating the effects of adopting ASU 2018-02, and this could have a material impact resulting from a reclassification from AOCI to retained earnings on our consolidated balance sheets, comprehensive income, and equity. However, we do not anticipate an impact to our consolidated statement of operations and cash flows.

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
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON
James Reid-Anderson Chairman, President and Chief Executive Officer

/s/ MARSHALL BARBER
Marshall Barber Executive Vice President and Chief Financial Officer
February 20, 2018

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

KPMG LLP

We have served as the Company's auditor since 1993.

Dallas, Texas
February 20, 2018

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$77,496	$137,385
Restricted-use investment securities	—	3,926
Accounts receivable, net	72,693	69,018
Inventories	24,960	24,156
Prepaid expenses and other current assets	45,923	44,306
Total current assets	221,072	278,791
Property and equipment, net:
Property and equipment, at cost	2,095,887	1,968,565
Accumulated depreciation	(857,930)	(757,310)
Total property and equipment, net	1,237,957	1,211,255
Other assets:
Debt issuance costs	2,991	4,188
Deposits and other assets	12,821	9,218
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization	351,587	353,972
Total other assets	997,647	997,626
Total assets	$2,456,676	$2,487,672

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$28,998	$26,209
Accrued compensation, payroll taxes and benefits	26,576	31,039
Accrued insurance reserves	39,347	42,443
Accrued interest payable	26,288	27,684
Other accrued liabilities	34,617	35,461
Deferred revenue	142,014	123,955
Current portion of long-term debt	—	29,161
Total current liabilities	297,840	315,952
Noncurrent Liabilities:
Long-term debt, net	2,021,178	1,624,486
Other long-term liabilities	41,488	48,568
Deferred income taxes	106,851	199,280
Total noncurrent liabilities	2,169,517	1,872,334
Total liabilities	2,467,357	2,188,286

Redeemable noncontrolling interests	494,431	485,876

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 84,488,433 and 90,849,428 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	2,112	2,271
Capital in excess of par value	1,086,265	1,116,227
Accumulated deficit	(1,529,608)	(1,237,804)
Accumulated other comprehensive loss, net of tax	(63,881)	(67,184)
Total stockholders' deficit	(505,112)	(186,490)
Total liabilities and deficit	$2,456,676	$2,487,672
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2017	2016	2015
Theme park admissions	$741,275	$715,413	$687,819
Theme park food, merchandise and other	524,582	521,167	500,190
Sponsorship, licensing and other fees	78,096	66,329	59,133
Accommodations revenue	15,121	16,489	16,796
Total revenue	1,359,074	1,319,398	1,263,938
Operating expenses (excluding depreciation and amortization shown separately below)	509,123	489,407	465,219
Selling, general and administrative expenses (including a reversal of stock-based compensation of $22,697 in 2017, and stock-based compensation of $116,339 and $56,233 in 2016 and 2015, respectively, and excluding depreciation and amortization shown separately below)	158,498	291,794	234,810
Costs of products sold	110,374	109,579	100,709
Depreciation	109,206	104,290	104,788
Amortization	2,465	2,603	2,623
Loss on disposal of assets	3,959	1,968	9,882
Interest expense	99,766	82,377	76,205
Interest income	(756)	(505)	(302)
Loss on debt extinguishment	37,116	2,935	6,557
Other expense, net	271	1,684	223
Income before income taxes	329,052	233,266	263,224
Income tax expense	16,026	76,539	70,369
Net income	313,026	156,727	192,855
Less: Net income attributable to noncontrolling interests	(39,210)	(38,425)	(38,165)
Net income attributable to Six Flags Entertainment Corporation	$273,816	$118,302	$154,690

Weighted-average common shares outstanding:
Basic:	86,802	92,349	93,580
Diluted:	88,494	94,398	97,981

Net income per average common share:
Basic:	$3.15	$1.28	$1.65
Diluted:	$3.09	$1.25	$1.58

Cash dividends declared per common share	$2.62	$2.38	$2.14

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net income	$313,026	$156,727	$192,855
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,376	(4,639)	(8,195)
Defined benefit retirement plan (2)	1,402	3,543	1,769
Change in cash flow hedging (3)	525	470	(503)
Other comprehensive income (loss), net of tax	3,303	(626)	(6,929)
Comprehensive income	316,329	156,101	185,926
Comprehensive income attributable to noncontrolling interests	(39,210)	(38,425)	(38,165)
Comprehensive income attributable to Six Flags Entertainment Corporation	$277,119	$117,676	$147,761
________________________________________

(1)
Foreign currency translation adjustment is presented net of tax expense of $1.7 million for the year ended December 31, 2017, and net of tax benefit of $2.5 million and $4.4 million for the years ended December 31, 2016 and 2015, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.6 million, $2.3 million, and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.3 million for the years ended December 31, 2017 and 2016, and net of tax benefit of $0.4 million for the year ended December 31, 2015.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity (Deficit)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2014	92,937,619	$2,323	$983,317	$(702,116)	$(59,629)	$223,895
Issuance of common stock	3,737,155	94	38,925	—	—	39,019
Stock-based compensation	—	—	56,233	—	—	56,233
Dividends declared to common shareholders	—	—	—	(199,362)	—	(199,362)
Repurchase of common stock	(5,161,803)	(129)	(38,276)	(206,709)	—	(245,114)
Employee stock purchase plan	37,880	1	1,511	—	—	1,512
Fresh start valuation adjustment for SFOG units purchased	—	—	—	272	—	272
Net income attributable to Six Flags Entertainment Corporation	—	—	—	154,690	—	154,690
Other comprehensive loss, net of tax	—	—	—	—	(6,929)	(6,929)
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	3,004,648	75	34,606	—	—	34,681
Stock-based compensation	—	—	116,339	—	—	116,339
Dividends declared to common shareholders	—	—	—	(219,093)	—	(219,093)
Repurchase of common stock	(3,742,275)	(94)	(27,833)	(183,824)	—	(211,751)
Employee stock purchase plan	36,204	1	1,819	—	—	1,820
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Change in redemption value of partnership units	—	—	(50,414)	—	—	(50,414)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	118,302	—	118,302
Other comprehensive loss, net of tax	—	—	—	—	(626)	(626)
Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment (Note 2)	—	—	—	98,657	—	98,657
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,139,147)	(67,184)	(87,833)
Issuance of common stock	1,980,939	50	60,533	—	—	60,583
Stock-based compensation	—	—	(22,697)	—	—	(22,697)
Dividends declared to common shareholders	—	—	—	(226,078)	—	(226,078)
Repurchase of common stock	(8,377,729)	(210)	(61,001)	(438,231)	—	(499,442)
Employee stock purchase plan	35,795	1	1,918	—	—	1,919
Fresh start valuation adjustment for SFOT units purchased	—	—	—	32	—	32
Change in redemption value of partnership units	—	—	(8,715)	—	—	(8,715)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	273,816	—	273,816
Other comprehensive income, net of tax	—	—	—	—	3,303	3,303
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Cash flow from operating activities:
Net income	$313,026	$156,727	$192,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,671	106,893	107,411
Stock-based compensation	(22,697)	116,339	56,233
Interest accretion on notes payable	1,056	413	856
Loss on debt extinguishment	37,116	2,935	6,557
Amortization of debt issuance costs	4,061	4,503	4,518
Other, including loss on disposal of assets	6,875	992	17,278
Increase in accounts receivable	(3,108)	(6,157)	(6,072)
(Increase) decrease in inventories, prepaid expenses and other current assets	(1,847)	(4,948)	306
Increase in deposits and other assets	(3,597)	(2,011)	(2,465)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	5,478	16,134	41,775
(Decrease) increase in accrued interest payable	(1,396)	8,129	13
Deferred income tax (benefit) expense	(1,571)	63,286	54,496
Net cash provided by operating activities	445,067	463,235	473,761
Cash flow from investing activities:
Additions to property and equipment	(135,219)	(129,258)	(114,370)
Property insurance recovery	523	320	173
Purchase of identifiable intangible assets	—	(125)	(29)
Sale (purchase) of restricted-use investments, net	3,926	(890)	(565)
Proceeds from sale of assets	607	2,212	5,123
Net cash used in investing activities	(130,163)	(127,741)	(109,668)
Cash flow from financing activities:
Repayment of borrowings	(949,161)	(333,426)	(710,565)
Proceeds from borrowings	1,313,000	481,170	834,250
Payment of debt issuance costs	(37,336)	(6,278)	(11,916)
Net proceeds from issuance of common stock	62,502	36,501	40,531
Stock repurchases	(499,442)	(211,751)	(245,114)
Payment of cash dividends	(227,101)	(220,314)	(200,957)
Purchase of redeemable noncontrolling interest	(128)	(223)	(1,552)
Noncontrolling interest distributions	(39,210)	(38,425)	(38,165)
Net cash used in financing activities	(376,876)	(292,746)	(333,488)
Effect of exchange rate on cash	2,083	(5,123)	(4,729)
(Decrease) increase in cash and cash equivalents	(59,889)	37,625	25,876
Cash and cash equivalents at beginning of period	137,385	99,760	73,884
Cash and cash equivalents at end of period	$77,496	$137,385	$99,760

Supplemental cash flow information
Cash paid for interest	$96,045	$69,320	$70,818
Cash paid for income taxes	$14,473	$17,267	$14,975

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme and waterparks and are the largest regional theme park operator in the world. Of the 20 parks we currently own or operate, 17 parks are located in the United States, two parks are located in Mexico and one park is located in Montreal, Canada.
On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from the current Six Flags Entertainment Corporation ("Holdings")), which had operated regional theme parks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 17 of our current parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded theme parks outside of North America.

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
Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2017 and 2016.

e.	Inventories
Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a valuation allowance for slow moving inventory of $0.3 million as of December 31, 2017 and 2016.

f.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $21.1 million and $21.4 million of spare parts inventory for existing rides and attractions as of December 31, 2017 and 2016, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2017 and 2016, we had $1.9 million and $1.8 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $63.7 million for the year ended December 31, 2017, and $62.8 million for the years ended December 31, 2016, and 2015.

h.	Debt Issuance Costs
We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to our Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.1 million for the year ended December 31, 2017 and $4.5 million for the years ended December 31, 2016 and 2015. See Note 7 for further discussion.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

j.	Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which our Holdings common stock is traded, we believe our market capitalization is the best indicator of our reporting unit's fair value). In September 2012, the FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.
The fair value of indefinite-lived intangible assets is generally determined based on a discounted cash flow analysis. An impairment loss occurs to the extent that the carrying value exceeds the fair value. For goodwill, if the fair value of the reporting unit were to be less than the carrying amount, an impairment loss would be recognized to the extent that the carrying amount of the reporting unit exceeds its fair value.

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
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of December 31, 2017, deferred revenue was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2018 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2018, (iii) sponsorship, licensing and other fee-based revenue that will be recognized in 2018 and (iv) a nominal amount for the remaining unredeemed season pass revenue and pre-sold single day admissions revenue for the 2017 operating season that was redeemed during the completion of the 2017 operating season, which ended the first week of 2018.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2017 and 2016, we have recorded an allowance for doubtful accounts of $4.2 million and $3.0 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $113.5 million and $92.3 million as of December 31, 2017 and 2016, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2017 and 2016, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) ("the Act") was signed into law by President Donald Trump. The Act contains significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), new taxes concerning global intangible low-tax income (GILTI), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. All corporation taxation aspects of the Act are included in our year ended December 31, 2017 tax provision. See footnote 11 for further discussion.

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

u.	Recently Adopted Accounting Pronouncements

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) to simplify the accounting for employee share-based payments. Upon the adoption of ASU 2016-09, all excess tax benefits and tax deficiencies are to be recognized within income tax expense when the awards vest or are settled. We adopted the new guidance in ASU 2016-09 on January 1, 2017. As a result, we recognized $13.8 million in excess tax benefits related to employee share-based payments during the year ended December 31, 2017. Additionally, we recorded a cumulative effect adjustment to opening retained earnings of $98.7 million to recognize U.S. net operating loss carryforwards attributable to income tax deductions taken in prior periods related to employee share-based payments that were in excess of amounts recognized in our financial statements. Prior to the adoption of ASU 2016-09, we used the "with and without" method when determining when excess tax benefits had been realized, and as a result of our utilization of U.S. net operating loss carryforwards, any excess tax benefits generated to date have not reduced any taxes that would have otherwise been required to be paid. As such, no excess tax benefits had been previously recognized in our financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which eliminates the requirements to calculate the implied fair value of goodwill to measure goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for annual periods beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for any goodwill impairment tests performed in the first quarter of 2017 or later. We elected to adopt this accounting standards update in the fourth quarter of 2017. The adoption did not have an impact on our consolidated balance sheets, results of operations, cash flows or financial disclosures; however, this standard did change our policy for our annual goodwill impairment assessment by eliminating the requirement to calculate the implied fair value of goodwill.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting under Topic 718. Entities will be required to apply modification accounting unless the fair value, vesting conditions and classification of the modified award are the same immediately before and after a modification of the award has occurred. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. An entity should apply ASU 2017-09 on a prospective basis. We elected to adopt this accounting standards update in the fourth quarter of 2017. The adoption did not have an impact on our consolidated results of operations, balance sheets, cash flows or financial disclosures.

v.	Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Updated 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance will be effective for annual and interim periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance under U.S. GAAP when it becomes effective. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. It permits the use of either a retrospective or cumulative effect transition method and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have undertaken a review of the Company’s key revenue drivers as it relates to ASU 2014-9. The Company has adopted these standards as of January 1, 2018 and has selected a modified retrospective transition method for the adoption. Based on our evaluation of our revenue streams, the Company has determined that there will not be a material impact as of the date of adoption between the new revenue standard and how we previously recognized revenue, and will not have a material effect on our consolidated results of operations, balance sheets, and cash flows. The Company has finalized what additional information will be disclosed and determined the overall level of disclosure related to revenue recognition will increase.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018,

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

including interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2016-02 using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and early adoption is permitted; however, the FASB recently proposed an optional transition method for which entities would still adopt ASU 2016-02 using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We note that with the adoption of the amendments in ASU 2016-02, operating leases related to certain of our land leases with durations greater than twelve months will require recognition in our consolidated balance sheet under ASU 2016-02. This could have a material effect on our consolidated balance sheets, but we do not anticipate this will have a material effect on our results of operations or cash flows.
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
ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. An entity should apply ASU 2016-15 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. An entity should apply ASU 2016-18 using a retrospective transition method to each period presented. We do not anticipate that the adoption of this pronouncement will result in a material impact to the presentation of our statement of cash flows.
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
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"). The amendments in ASU 2018-02 allow entities to reclassify from accumulated other comprehensive income (AOCI) to retained earnings "stranded" tax effects resulting from passage of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (e.g., employee benefits, cumulative translation adjustments). Entities may also

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities will be required to disclose their policy for releasing the income tax effects from AOCI. Entities that elect to reclassify the income tax effects of the Act from AOCI to retained earnings must disclose that such an election was made, including a description of reclassified tax effects. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. The amendments in 2018-02 may be applied retrospectively to each period in which the effect of the Act is recognized or an entity may elect to apply the amendments in the period of adoption. The Company anticipates early adoption of these standards in first quarter of 2018, and has not selected an adoption method. We are still evaluating the effects of adopting ASU 2018-02, and this could have a material impact resulting from a reclassification from AOCI to retained earnings on our consolidated balance sheets, comprehensive income, and equity. However, we do not anticipate an impact to our consolidated statement of operations and cash flows.

3.	Property and Equipment
As of December 31, 2017 and 2016, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2017	2016
Land	$221,345	$221,468
Land improvements	236,135	215,112
Buildings and improvements	295,124	279,052
Rides and attractions	1,059,720	985,406
Equipment and other	283,563	267,527
Property and equipment, at cost	2,095,887	1,968,565
Accumulated depreciation	(857,930)	(757,310)
Property and equipment, net	$1,237,957	$1,211,255

4.	Goodwill and Intangible Assets
We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2017, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is not likely that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of December 31, 2017 and 2016, the carrying amount of goodwill was $630.2 million.
As of December 31, 2017 and 2016, intangible assets, net consisted of the following:

	As of December 31, 2017
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	2.5	24,361	(18,419)	5,942
Other	30.0	2,735	(1,165)	1,570

Total intangible assets, net		$371,171	$(19,584)	$351,587

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	As of December 31, 2016
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	3.5	24,461	(16,091)	8,370
Other	30.6	2,571	(1,044)	1,527

Total intangible assets, net		$371,107	$(17,135)	$353,972
Amortization expense related to finite-lived intangible assets totaled $2.5 million for the year ended December 31, 2017 and $2.6 million for the years ended December 31, 2016 and 2015. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2018	$2,445
2019	2,439
2020	1,051
2021	59
2022	59
2023 and thereafter	1,459
$7,512

5.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2015	$227,620	$208,101	$435,721
Fresh start accounting fair market value adjustment for purchased units	—	(36)	(36)
Purchases of redeemable units of SFOG	—	(223)	(223)
Change in redemption value of partnership units	—	50,414	50,414
Net income attributable to noncontrolling interests	19,312	19,113	38,425
Distributions to noncontrolling interests	(19,312)	(19,113)	(38,425)
Balance at December 31, 2016	227,620	258,256	485,876
Fresh start accounting fair market value adjustment for purchased units	(32)	—	(32)
Purchases of redeemable units of SFOT	(128)	—	(128)
Change in redemption value of partnership units	133	8,582	8,715
Net income attributable to noncontrolling interests	19,701	19,509	39,210
Distributions to noncontrolling interests	(19,701)	(19,509)	(39,210)
Balance at December 31, 2017	$227,593	$266,838	$494,431
See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2017, the redemption value of the noncontrolling partnership units in SFOT and SFOG was approximately $227.6 million and $266.8 million, respectively.

6.	Derivative Financial Instruments
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The term of the Interest Rate Swap Agreements began in June 2014 and expired in December 2017. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges.
On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continued to serve as economic hedges and provide protection against rising interest rates for the Amended and Restated Term Loan B (as defined in Note 7) during the year ended December 31, 2017. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive loss have been amortized into earnings through the original December 2017 maturity date. As of the year ended December 31, 2017, the Interest Rate Swap Agreements have expired and all related amounts previously held as derivative assets and liabilities on our consolidated balance sheets and previously recorded into our accumulated other comprehensive income ("AOCI") have been realized in earnings.
By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we were exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, the hedging instruments were placed with counterparties that we believed posed minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or currency exchange rates. We managed the market risk associated with the Interest Rate Swap Agreements by establishing and monitoring parameters that limited the types and degree of market risk that we may have undertaken. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.
We recorded derivative instruments at fair value on our consolidated balance sheets with the effective portion of all cash flow designated derivatives deferred in other comprehensive income and the ineffective portion, if any, recognized immediately in earnings. Our derivatives were measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives were based on market prices that generally were observable for similar assets or liabilities at commonly quoted intervals. Derivative assets and derivative liabilities that had maturity dates equal to or less than twelve months from the balance sheet date were included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that had maturity dates greater than twelve months from the balance sheet date were included in deposits and other assets and other long-term liabilities, respectively.
As of December 31, 2017, we have no remaining derivative instruments recorded in our consolidated balance sheets, and as of December 31, 2016, derivative instruments designated as cash flow hedges recorded at fair value in our consolidated balance sheets as current other accrued liabilities were $0.9 million.
Prior to the March 2017 de-designation, effective changes in the fair value of derivatives that were designated as hedges were recorded in AOCI on the consolidated balance sheet when in qualifying relationships and were reclassified to interest expense when the forecasted transaction took place. Ineffective changes, if any, and changes in the fair value of derivatives that were not designated as hedges were recorded directly in interest expense and other expense, net, respectively.
Losses before tax on derivatives not designated as hedging instruments included in our consolidated statements of operations were $0.1 million for the year ended December 31, 2017. There were no gains or losses before taxes on derivatives not designated as hedging instruments for the years ended December 31, 2016 and 2015.
Gains and losses before tax on derivatives that were designated as cash flow hedges included in our consolidated statements of operations for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Gain / (Loss) Recognized in AOCI (Effective Portion)			Loss Reclassified from AOCI into Operations (Effective Portion)			Gain / (Loss) Recognized in Operations on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(Amounts in thousands)	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest Rate Swap Agreements	57	(944)	(2,671)	(769)	(1,716)	(1,799)	30	(45)	—
Total	$57	$(944)	$(2,671)	$(769)	$(1,716)	$(1,799)	$30	$(45)	$—
As of December 31, 2017, there are no remaining unrealized gains or losses associated with the Interest Rate Swap Agreements that will be reclassified from AOCI to operations.

7.	Long-Term Indebtedness
Credit Facility

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
As of December 31, 2017 and 2016, no advances under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $18.7 million and $19.7 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2017 and 2016, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of December 31, 2017 and 2016, $544.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continued to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B through December 2017. See Note 6 for further discussion. As of December 31, 2017 and 2016, the applicable interest rate on the Amended and Restated Term Loan B was 3.36% and 3.16%, respectively. Beginning on September 30, 2015, the Amended and Restated Term Loan B became payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
On April 13, 2017, we issued $500.0 million of 5.500% Senior Notes due 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which was $13.9 million.
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
The 2024 Notes, the 2024 Notes Add-on and the 2027 Notes are guaranteed by the Loan Parties. The 2024 Notes, the 2024 Notes Add-on and the 2027 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, the 2024 Notes Add-on and the 2027 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
HWP Refinance Loan

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

On November 5, 2007, HWP Development, LLC, which is one of our wholly-owned subsidiaries (“HWP"), entered into a $33.0 million term loan (the "Refinance Loan"). Borrowings under the Refinance Loan bore interest at 6.72%, with payments of principal and interest due monthly. Prior to repayment of the Refinance Loan, HWP was subject to various covenants under the Refinance Loan that placed certain restrictions limiting or prohibiting engaging in certain types of transactions. Pursuant to the Refinance Loan, HWP deposited certain amounts into escrow, including $3.9 million as of December 31, 2016. On September 29, 2017, we repaid all amounts outstanding under the Refinance Loan and on October 13, 2017, all amounts previously held in escrow were released.
Long-Term Indebtedness Summary
As of December 31, 2017 and 2016, long-term debt consisted of the following:

	December 31,
(Amounts in thousands)	2017	2016
Amended and Restated Term Loan B	$544,750	$544,750
2027 Notes	500,000	—
2024 Notes	1,000,000	300,000
2021 Notes	—	800,000
HWP Refinance Loan	—	29,161
Net discount	(8,137)	(2,192)
Deferred financing costs	(15,435)	(18,072)
Long-term debt	2,021,178	1,653,647
Less current portion	—	(29,161)
Total long-term debt	$2,021,178	$1,624,486
As of December 31, 2017, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2018	$—
2019	—
2020	—
2021	—
2022	544,750
2023 and thereafter	1,500,000
$2,044,750

8.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Park	$129,090	$124,019	$119,411
Corporate	29,408	167,775	115,399
Total selling, general and administrative expenses	$158,498	$291,794	$234,810
Corporate, selling, general and administrative expense includes a reversal of stock-based compensation expense of $22.7 million for the year ended December 31, 2017, and stock-based compensation expense of $116.3 million and $56.2 million for the years ended December 31, 2016 and 2015, respectively.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

During the year ended December 31, 2017, we recognized a reversal of stock-based compensation expense related to the Long-Term Incentive Plan of $23.0 million, and during the years ended December 31, 2016 and 2015, we recognized stock-based compensation expense of $116.0 million and $55.9 million, respectively.
As of December 31, 2017, options to purchase approximately 5,185,000 shares of common stock of Holdings and approximately 12,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 5,498,000 shares were available for future grant.
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
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2017, 2016 and 2015:

	December 31, 2017		December 31, 2016		December 31, 2015
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.64%	1.56%	1.05%	1.00%	1.80%	1.13%
Expected life (in years)	3.85	3.85	3.85	3.85	6.25	3.91
Expected volatility	21.89%	22.70%	24.30%	23.17%	36.04%	24.85%
Expected dividend yield	4.22%	4.42%	4.47%	4.15%	4.28%	4.46%
The following table summarizes stock option activity for the year ended December 31, 2017:

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2016	5,679	$36.63
Granted	1,869	$55.68
Exercised	(1,864)	$32.50
Canceled or exchanged	(4)	$34.98
Forfeited	(495)	$49.25
Expired	—	$—
Balance at December 31, 2017	5,185	$43.78	7.57	$118,178
Vested and expected to vest at December 31, 2017	4,972	$43.45	7.51	$114,964
Options exercisable at December 31, 2017	1,907	$31.78	5.64	$66,343
The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended December 31, 2017, 2016 and 2015:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2017	2016	2015
Weighted average grant date fair value of options granted	$6.26	$5.84	$6.14
Total intrinsic value of options exercised	$52,955	$37,847	$51,059
Total fair value of options that have vested	$8,436	$10,701	$13,897
Total cash received from the exercise of stock options	$60,583	$34,680	$39,018
As of December 31, 2017, there was $11.6 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 3.10 years.
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
During the year ended December 31, 2011, a performance award was established based on our goal to achieve Modified EBITDA of $500 million by 2015 (the "2015 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. Based on the results of operations for the years ended December 31, 2014 and 2015, the 2015 Performance Award was issued, resulting in the issuance of 1,511,100 shares and 1,314,000 shares, plus associated dividend equivalent rights ("DERs"), in February 2015 and 2016, respectively. For the year ended December 31, 2016, we recognized a reduction in stock-based compensation expense of $1.6 million as a result of the decline in the closing market price of Holdings' common stock on the date of issuance in February 2016 relative to December 31, 2015.
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new Mexico waterpark was not planned when the 2017 Performance Award goal was established, the 2017 Performance Award goal would be increased by an amount based on our cost of capital times the incremental investment, prorated for the number of months in 2017 the waterpark was open less pre-opening expenses incurred in 2017. On this basis, the 2017 Performance Award goal increased by $1.1 million to $601.1 million during 2017. If the goal had been achieved in 2017, an aggregate payout under this award to key employees would have been approximately 2,300,000 shares, plus DERs. During the third quarter of 2016, we determined that achievement of the Modified EBITDA performance goal was probable by 2017; however, the adverse weather and natural disasters experienced during the summer months of 2017 prevented us from achieving this goal and, in accordance with FASB ASC Topic 718, Stock Compensation, full or partial achievement of the 2017 Performance Award was no longer deemed probable in the third quarter of 2017. We are currently recognizing stock-based compensation expense based on the probable late achievement of the 2017 Performance Award in 2018, which would result in half of the aggregate payout being awarded. To reflect the probable late achievement of the 2017 Performance Award in 2018, we reduced previously recognized stock-based compensation expense during the year ended December 31, 2017 by $66.7 million, plus an additional $6.2 million for the associated DERs.
In accordance with FASB ASC Topic 718, Stock Compensation, we have accrued the following amounts for stock-based compensation expense related to the 2017 Performance Awards and related DERs for the years ended December 31, 2017 and 2016:

	December 31,
(Amounts in thousands)	2017	2016
Project 600 Performance Award	$54,877	$91,408
Project 600 Performance Award - DERs	7,635	$11,039
Total Project 600 Performance Award Accrued Expense	$62,512	$102,447
Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2017, the total unrecognized compensation expense related to the 2017 Performance Award and the related DERs for the year ended December 31, 2017 is $24.4 million.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

During the year ended December 31, 2016, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $750 million by 2020 (the "2020 Performance Award"). The aggregate payout under the performance award to key employees if the target is achieved in 2020 would be 900,000 shares plus associated DERs but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2017. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2017, the total unrecognized compensation expense related to this award at target achievement in 2020 is $59.9 million that will be expensed over the service period if it becomes probable of achieving the performance condition. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2017:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at December 31, 2016	10	$58.46
Granted	12	$61.74
Vested	(10)	$58.46
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2017	12	$61.74
The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2017	2016	2015
Weighted average grant date fair value of stock awards granted	$61.74	$51.46	$46.31
Total grant date fair value of stock awards granted	$750	$68,207	$70,654
Total fair value of stock awards that have vested	$560	$68,341	$70,635
Exclusive of the unrecognized stock-based compensation expense related to the 2017 Performance Award and the 2020 Performance Award discussed above, there was $0.3 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2017 that is expected to be recognized over a weighted-average period of 0.34 years.
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
DSUs generally vest consistent with the manner in which non-employee directors' cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period.
During each of the years ended December 31, 2017, 2016 and 2015, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $56.32, $54.16 and $46.60 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million for the years ended December 31, 2017 and 2016 and $0.1 million for the year ended December 31, 2015.
As of December 31, 2017, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
Holdings' Board of Directors granted approximately 1.9 million, 1.3 million and 1.2 million additional options to the majority of our full-time employees as well as DERs in connection with such options during the years ended December 31, 2017, 2016 and 2015, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2015 Performance Award and 2017 Performance Award discussed above, we recorded stock-based compensation for DER grants of $4.2 million, $5.1 million and $4.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2017, we had 1,739,000 shares available for purchase pursuant to the ESPP
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2017 and 2016, no purchase rights were outstanding under the ESPP.
Stock-based compensation (reversal) and expense consisted of the following for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Long-Term Incentive Plan	$(23,025)	$116,028	$55,862
Employee Stock Purchase Plan	328	311	371
Total stock-based compensation	$(22,697)	$116,339	$56,233

10.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. The following table and accompanying information present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement, as of December 31, 2017 and 2016:

	As of
	December 31, 2017		December 31, 2016
(Amounts in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets (liabilities):
Restricted-use investment securities	$—	$—	$3,926	$3,926
Interest Rate Swap Agreements	—	—	(871)	(871)
Long-term debt (including current portion)	(2,021,178)	(2,057,083)	(1,653,647)	(1,679,525)
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
The following table summarizes the domestic and foreign components of our income before income taxes for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Domestic	$301,322	$216,205	$238,416
Foreign	27,730	17,061	24,808
Income before income taxes	$329,052	$233,266	$263,224
The following table summarizes the components of income tax expense (benefit) from continuing operations for the years ended December 31, 2017, 2016 and 2015:

(Amounts in thousands)	Current	Deferred	Total
2017:
U.S. federal	$(72)	$(6,774)	$(6,846)
Foreign	11,840	(2,231)	9,609
State and local	5,829	7,434	13,263
Income tax expense (benefit)	$17,597	$(1,571)	$16,026
2016:
U.S. federal	$(41)	$57,950	$57,909
Foreign	6,206	(427)	5,779
State and local	7,088	5,763	12,851
Income tax expense	$13,253	$63,286	$76,539
2015:
U.S. federal	$(119)	$61,583	$61,464
Foreign	9,656	(2,399)	7,257
State and local	6,336	(4,688)	1,648
Income tax expense	$15,873	$54,496	$70,369

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Recorded income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 35% to income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Computed "expected" federal income tax expense	$115,168	$81,643	$92,128
Effect of noncontrolling interest income distribution	(13,724)	(13,449)	(13,358)
Change in valuation allowance	413	648	896
Effect of state and local income taxes, net of federal tax benefit	10,767	8,353	1,072
Deductible compensation in excess of book	(13,757)	—	—
Nondeductible compensation	2,201	2,127	435
Effect of foreign income taxes	2,367	380	741
Effect of foreign earnings earned and remitted in the same year	4,402	6,000	5,155
Effect of foreign tax credits	(5,357)	(9,405)	(4,432)
Effect of change in accounting method related to recoverable bankruptcy costs	—	—	(9,603)
Effect of Tax Reform, including change in valuation allowance of $20,824	(84,599)	—	—
Other, net	(1,855)	242	(2,665)
Income tax expense	$16,026	$76,539	$70,369
In connection with emergence from Chapter 11, the Company's prepetition debt securities, primarily the prepetition notes issued by Six Flags, Inc. (which changed its corporate name to Six Flags Entertainment Corporation (Holdings) upon emergence from bankruptcy in 2010) and SFO, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code ("IRC") provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our federal NOLs and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company's NOLs were reduced by approximately $804.8 million of CODI.
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
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2017 and 2016:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	December 31,
(Amounts in thousands)	2017	2016
Deferred tax assets	$296,132	$312,349
Less: Valuation allowance	113,509	92,272
Net deferred tax assets	182,623	220,077
Deferred tax liabilities	289,474	419,357
Net deferred tax liability	$106,851	$199,280

	December 31,
(Amounts in thousands)	2017	2016
Deferred tax assets:
Federal net operating loss carryforwards	$49,543	$40,352
State net operating loss carryforwards	119,837	96,356
Deferred compensation	21,464	50,067
Foreign tax credits	52,152	46,795
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	46,545	72,188
Total deferred tax assets	$296,132	$312,349

Deferred tax liabilities:
Property and equipment	$200,008	$294,050
Intangible assets and other	89,466	125,307
Total deferred tax liabilities	$289,474	$419,357
As of December 31, 2017, we had approximately $0.3 billion and $5.6 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2037, respectively. We have a valuation allowance of $113.5 million and $92.3 million as of December 31, 2017 and 2016, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2017 and December 31, 2016 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.
Our unrecognized tax benefit as of December 31, 2017 and 2016 was $25.7 million and $44.6 million, respectively. The change in unrecognized tax benefit was entirely driven by rate remeasurement of the Act. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company's NOL position, we have not accrued any penalties and interest.
Passage of the Tax Cuts and Jobs Act (H.R. 1) and Staff Accounting Bulletin No. 118
On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1) ("the Act") was signed into law by President Donald Trump. The Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, and providing other incentives. In response to the Act, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Act enactment date for companies to complete the accounting under Topic 740. While the Company was able to make reasonable estimates of the impact of the changes to Section 162(m) of the Internal Revenue Code on our tax provision for the year ended December 31, 2017, the final impact of the Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions of the Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, the Company will continue to gather additional information to determine the final impact of these changes. Additionally, due to the complexity of the new tax laws around global intangible low taxed income (“GILTI”), the Company is continuing to evaluate how the income tax provision will be accounted for under the U.S. generally accepted accounting principles wherein companies are allowed to make an accounting policy election of either (i) account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the “period cost method”), or (ii) account for GILTI in the Company’s measurement of deferred taxes (the “deferred method”). Currently, the Company has not elected a method and will only do so after its completion of the analysis of the GILTI provisions.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

12.	Preferred Stock, Common Stock and Other Stockholders' Equity
Common Stock
As of December 31, 2017, the number of authorized shares of common stock was 140,000,000, of which 84,488,433 shares were outstanding, 5,498,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,739,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
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
On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 15, 2018, Holdings had repurchased 2,775,000 shares at a cumulative cost of approximately $157.2 million and an average price per share of $56.65 under the March 2017 Stock Repurchase Plan, leaving approximately $342.8 million available for permitted repurchases.
During the years ended December 31, 2017, 2016 and 2015, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends Paid Per Share
2017:
Fourth Quarter	$0.70
Third Quarter	$0.64
Second Quarter	$0.64
First Quarter	$0.64
2016:
Fourth Quarter	$0.64
Third Quarter	$0.58
Second Quarter	$0.58
First Quarter	$0.58
2015:
Fourth Quarter	$0.58
Third Quarter	$0.52
Second Quarter	$0.52
First Quarter	$0.52
Preferred Stock
As of December 31, 2017, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(12,198)	$(726)	$(52,585)	$5,880	$(59,629)
Net current period change	(12,602)	(2,671)	1,934	4,819	(8,520)
Amounts reclassified from AOCI	—	1,799	879	(1,087)	1,591
Balance as of December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Net current period change	(7,142)	(944)	4,881	965	(2,240)
Amounts reclassified from AOCI	—	1,716	931	(1,033)	1,614
Balance as of December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Net current period change	3,120	57	1,136	(2,106)	2,207
Amounts reclassified from AOCI	—	769	865	(538)	1,096
Balance as of December 31, 2017	$(28,822)	$—	$(41,959)	$6,900	$(63,881)
The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2017, 2016 and 2015:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2017	2016	2015
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$769	$1,716	$1,799
	Income tax benefit	(279)	(669)	(761)
	Net of tax	$490	$1,047	$1,038

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$865	$931	$879
	Income tax benefit	(259)	(364)	(326)
	Net of tax	$606	$567	$553

Total reclassifications		$1,096	$1,614	$1,591

13.	Pension Benefits
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Change in benefit obligation:
Beginning balance	$216,571	$223,389	$246,653
Interest cost	8,283	8,901	9,116
Actuarial loss (gain)	11,402	(828)	(17,869)
Benefits paid	(17,510)	(14,891)	(14,511)
Benefit obligation at end of period	$218,746	$216,571	$223,389

Change in fair value of plan assets:
Beginning balance	$178,375	$173,123	$186,131
Actual return on assets	25,240	15,949	(2,767)
Employer contributions	6,000	6,000	6,000
Administrative fees	(1,571)	(1,806)	(1,730)
Benefits paid	(17,510)	(14,891)	(14,511)
Fair value of plan assets at end of period	$190,534	$178,375	$173,123
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2017 and 2016, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $28.2 million and $38.2 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets.
We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2017	2016
Discount rate	3.45%	3.90%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net periodic benefit cost:
Service cost	$1,700	$2,400	$2,000
Interest cost	8,283	8,901	9,116
Expected return on plan assets	(12,831)	(12,490)	(13,438)
Amortization of net actuarial loss	865	931	879
Total net periodic benefit	$(1,983)	$(258)	$(1,443)

Other comprehensive income:
Current year actuarial gain	$1,136	$4,881	$1,934
Recognized net actuarial loss	865	931	879
Total other comprehensive gain	$2,001	$5,812	$2,813
As of December 31, 2017 and 2016, we have recorded $42.2 million (net of tax expense of $0.3 million) and $43.6 million (net of tax benefit of $0.3 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We anticipate that $0.8 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2018.
The weighted average assumptions used to determine net costs are as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2017	2016	2015
Discount rate	3.90%	4.10%	3.80%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	26.33	27.79	29.39
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
Description of Investment Committee and Strategy
The Investment Committee is responsible for managing the investment of SFTP Benefit Plan assets and ensuring that the SFTP Benefit Plan's investment program is in compliance with all provisions of ERISA, other relevant legislation, related SFTP Benefit Plan documents and the Statement of Investment Policy. The Investment Committee has retained several mutual funds, commingled funds and/or investment managers to manage SFTP Benefit Plan assets and implement the investment process. The investment managers, in implementing their investment processes, have the authority and responsibility to select appropriate investments in the asset classes specified by the terms of the applicable prospectus or other investment manager agreements with the SFTP Benefit Plan.
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
Plan Assets
The target allocations for plan assets are 13% domestic equity securities, 57% fixed income securities, 13% international equity securities, and 17% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Fair Value Measurements as of December 31, 2017
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$27,765	$27,765	$—	$—
Small/Mid-Cap Equity (a)	3,433	3,433	—	—
International Equity (b)	24,383	24,383	—	—
Fixed Income:
Long Duration Fixed Income (c)	95,650	95,650	—	—
High Yield (d)	8,559	8,559	—	—
Emerging Markets Debt (e)	5,001	5,001	—	—
Alternatives:
Other Investments (g) (h)	25,743	—	—	—
Fair Value of Plan Assets	$190,534	$164,791	$—	$—

	Fair Value Measurements as of December 31, 2016
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$32,365	$32,365	$—	$—
Small/Mid-Cap Equity (a)	5,425	5,425	—	—
International Equity (b)	22,598	22,598	—	—
Fixed Income:
Long Duration Fixed Income (c)	69,583	69,583	—	—
High Yield (d)	8,918	8,918	—	—
Emerging Markets Debt (e)	6,360	6,360	—	—
Alternatives:
Hedge Fund of Funds (f)	9,967	—	—	9,967
Other Investments (g) (h)	23,159	—	—	—
Fair Value of Plan Assets	$178,375	$145,249	$—	$9,967
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The following table represents a rollforward of the December 31, 2017 and 2016 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2015	$9,987
Actual return on plan assets:
Relating to assets still held at the reporting date	(20)
Relating to assets sold during the period	—
Purchases, sales and settlements, net	—
Balance as of December 31, 2016	9,967
Actual return on plan assets:
Relating to assets still held at the reporting date	—
Relating to assets sold during the period	(9,967)
Purchases, sales and settlements, net	—
Balance as of December 31, 2017	$—
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2018	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2018	$9,427
2019	9,960
2020	10,308
2021	10,702
2022	11,212
2023 through 2026	60,401
Total expected benefit payments	$112,010

14.	Earnings Per Common Share
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
For the years ended December 31, 2017, 2016 and 2015, the computation of diluted earnings per share included the effect of 1.7 million, 2.0 million and 4.4 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2017, 2016 and 2015, the computation of diluted earnings per share excluded the effect of 0.4 million, 0.4 million and 0.2 million antidilutive stock options and restricted stock units, respectively. Earnings per common share for the years ended December 31, 2017, 2016 and 2015 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015
Net income attributable to Six Flags Entertainment Corporation common stockholders	$273,816	$118,302	$154,690

Weighted-average common shares outstanding—basic	86,802	92,349	93,580
Effect of dilutive stock options and restricted stock units	1,692	2,049	4,401
Weighted-average common shares outstanding—diluted	88,494	94,398	97,981

Earnings per share—basic	$3.15	$1.28	$1.65
Earnings per share—diluted	$3.09	$1.25	$1.58

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

15.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2017, our share of the distribution will be approximately $31.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2017, is $387.0 million in the case of SFOG and $485.2 million in the case of SFOT. As of December 31, 2017, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2017 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0708 units from the Texas partnership for approximately $0.1 million in May 2017. Pursuant to the 2016 annual offer, we did not purchase any units from the Texas partnership and we purchased 0.0650 units from the Georgia partnership for approximately $0.2 million in May 2016. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2017 at both parks aggregated approximately $494.4 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. The $350.0 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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
We incurred $24.7 million of capital expenditures at these parks during the 2017 season and intend to incur approximately $15.6 million of capital expenditures at these parks for the 2018 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2017 and 2016, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.
Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, Six Flags Hurricane Harbor Oaxtepec, La Ronde, Waterworld Concord and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

revenues earned by the applicable park. Under these rent agreements, we recognized rental expense of approximately $5.9 million for the year ended December 31, 2017 and $5.1 million for the years ended December 31, 2016 and 2015.
Total rental expense from continuing operations, including office space and park sites, was approximately $16.1 million, $12.9 million and $11.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2017, are summarized as follows:

(Amounts in thousands)
For the year ending December 31:
2018	$9,978
2019	9,657
2020	9,201
2021	8,036
2022	8,123
2023 and thereafter	134,390
$179,385
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
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2018. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Capital Expenditures
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Litigation
We are party to various legal actions arising in the normal course of business, including the cases discussed below. Matters that are probable of unfavorable outcome to us and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, our estimate of the outcomes of such matters and our experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve amounts that would be material to our consolidated balance sheets, results of operations or liquidity after consideration of recorded accruals.
On January 6, 2009, a civil action against us was commenced in the State Court of Cobb County, Georgia. The plaintiff sought damages for personal injuries, including an alleged brain injury, as a result of an altercation with a group of individuals on property adjacent to SFOG on July 3, 2007. Certain of the individuals were employees of the park, but were off-duty and not acting within the course or scope of their employment with SFOG at the time the altercation occurred. The plaintiff, who had exited the park, claimed that we were negligent in our security of the premises. Four of the individuals who allegedly participated in the altercation were also named as defendants in the litigation. Our motion for summary judgment was denied by the trial court on May 19, 2011. Pursuant to the trial that concluded on November 20, 2013, the jury returned a verdict in favor of the plaintiff for $35.0 million. The jury allocated 92% of the verdict against Six Flags and the judgment was entered on February 11, 2014. A notice of appeal was filed on September 19, 2014, which our insurers pursued on Six Flags' and the insurers' behalf, and on October 2, 2014, the plaintiff filed a notice of cross appeal. On November 20, 2015, the Georgia Court of Appeals reversed the jury verdict and remanded for a new trial on both liability and damages. On December 16, 2015, the Georgia Court of Appeals denied the parties’ various motions for reconsideration. A petition for writ of certiorari in the Georgia Supreme Court was filed on behalf of Six Flags on January 19, 2016. The Six Flags petition asked the Georgia Supreme Court to grant further review and rule that Six Flags is entitled to judgment as a matter of law without the need for a new trial. On January 19, 2016, the plaintiff also filed a petition for writ of certiorari asking the Georgia Supreme Court to review the Court of Appeals’ reversal of the jury verdict. We paid the full amount of our $2.5 million self-insurance retention to our insurers. On September 6, 2016, the Georgia Supreme Court granted both parties' certiorari petitions and oral arguments were heard on February 13, 2017. On June 5, 2017, the Georgia Supreme Court affirmed in part and reversed in part the decision of the Court of Appeals and remanded the case for further proceedings consistent with the Georgia Supreme Court’s decision. The Georgia Supreme Court held that we were entitled to a new trial to determine apportionment of damages among various tortfeasors.  On June 5, 2017, the trial court entered an order approving a confidential settlement agreement reached by the parties. The amount set forth in the settlement agreement will be paid by our insurance carriers.
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
On July 3, 2012, a civil action was commenced against us in the Superior Court of Solano County, California. The plaintiffs sought damages for personal injuries when a guest at Six Flags Discovery Kingdom jumped on a swinging gate arm that entered a passing tram carrying the plaintiffs on July 3, 2010. On October 24, 2014, the litigation was dismissed, without prejudice, with respect to one of the plaintiffs, a minor, who may reinstate the lawsuit at any time prior to two years following the date such plaintiff reaches the age of majority. In January 2015, an agreement was reached to settle the lawsuit with the remaining plaintiffs. We previously expensed the full amount of our $2.5 million self-insurance retention plus litigation costs in connection with this incident. Based on the passage of time without ongoing litigation and the advice of counsel, the accrual was reduced.
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

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

holders and members through the finger scan program at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorney's fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The program commenced at the park in the 2014 operating season. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Appellate Court. On December 21, 2017, the Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. We expect that the plaintiff will be filing a petition for leave to appeal to the Illinois Supreme Court by March 1, 2018. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, on September 11, 2017 in the Superior Court of Los Angeles County, California, and on November 30, 2017 in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are being sought by plaintiffs. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.
Tax and other contingencies
As of December 31, 2017 and 2016, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net income	$313,026	$156,727	$192,855
Interest expense, net	99,010	81,872	75,903
Income tax expense	16,026	76,539	70,369
Depreciation and amortization	111,671	106,893	107,411
Corporate expenses	52,105	51,435	59,167
Stock-based compensation	(22,697)	116,339	56,233
Non-operating park level expense, net:
Loss on disposal of assets	3,959	1,968	9,882
Loss on debt extinguishment, net	37,116	2,935	6,557
Other expense, net	271	1,684	223
Park EBITDA	$610,487	$596,392	$578,600
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income from continuing operations by domestic and foreign categories as of or for the years ended December 31, 2017, 2016 and 2015:

(Amounts in thousands)	Domestic	Foreign	Total
As of or for the year ended December 31, 2017
Long-lived assets	$2,121,157	$98,635	$2,219,792
Revenues	1,240,018	119,056	1,359,074
Income before income taxes	301,322	27,730	329,052
As of or for the year ended December 31, 2016
Long-lived assets	$2,111,839	$83,636	$2,195,475
Revenues	1,205,235	114,163	1,319,398
Income before income taxes	216,205	17,061	233,266
As of or for the year ended December 31, 2015
Long-lived assets	$2,105,547	$79,283	$2,184,830
Revenues	1,144,917	119,021	1,263,938
Income before income taxes	238,416	24,808	263,224

17.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$99,528	$422,372	$580,418	$256,756
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(57,548)	52,026	181,325	98,013
Net (loss) income per weighted average common share outstanding:
Basic	$(0.63)	$0.60	$2.15	$1.16
Diluted	(0.63)	0.59	2.11	1.14

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31, 2016
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$115,419	$407,066	$557,599	$239,314
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(46,935)	60,887	102,482	1,868
Net (loss) income per weighted average common share outstanding:
Basic	$(0.51)	$0.65	$1.11	$0.02
Diluted	(0.51)	0.64	1.09	0.02

	Year Ended December 31, 2015
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$85,155	$386,065	$575,261	$217,457
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(70,326)	65,532	157,300	2,184
Net (loss) income per weighted average common share outstanding:
Basic	$(0.75)	$0.69	$1.67	$0.02
Diluted	(0.75)	0.67	1.64	0.02
We operate a seasonal business. In particular, our theme park operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.
During the second and third quarter of 2017, it was determined that achieving the Modified EBITDA performance target related to the 2017 Performance Award would be difficult due to adverse weather and natural disasters experienced during the summer months of 2017. However, late achievement of the Modified EBITDA performance target related to the 2017 Performance Award will be probable by the end of 2018. As a result, we recorded a reversal to stock-based compensation expense related to this award in the second and third quarters of 2017 of $27.9 million and $45.0 million, respectively, to reflect partial achievement of the 2017 Performance Award. Refer to Note 9 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2017, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2017
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended

December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2018 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2017 (the "2018 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2017 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2018 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2018 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2017 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,185,000	(1)	$43.78	(2)	7,237,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,185,000		$43.78		7,237,000
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

(3)
Consists of 1,739,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 5,498,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2018 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2018 Proxy Statement.

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

3.2	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018.
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

4.6
Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee-incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.7
Form of 5.500% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.6)-incorporated by reference to Exhibit 4.3 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

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

10.56	†
Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of June 21, 2017, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent-incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on June 21, 2017.

10.57	†
Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation-incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017.

10.58	†
Retirement Agreement, dated as of July 18, 2017, by and between John M. Duffey and Six Flags Entertainment Corporation-incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017.

10.59	†*	Employment Agreement, dated as of November 17, 2017, by and between Kathy Aslin and Six Flags Entertainment Corporation
12.1	*	Computation of Ratio of Earnings to Fixed Charges.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document
_______________________________

*	Filed herewith

**	Furnished herewith

†	Management contract or compensatory plan
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
Date: February 20, 2018

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ James Reid-Anderson
James Reid-Anderson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ JAMES REID-ANDERSON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 20, 2018
James Reid-Anderson

/s/ MARSHALL BARBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2018
Marshall Barber

/s/ MARIO CENTOLA	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2018
Mario Centola

/s/ KURT CELLAR	Director	February 20, 2018
Kurt Cellar

/s/ NANCY A. KREJSA	Director	February 20, 2018
Nancy A. Krejsa

/s/ JON L. LUTHER	Director	February 20, 2018
Jon L. Luther

/s/ USMAN NABI	Director	February 20, 2018
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 20, 2018
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 20, 2018
Richard W. Roedel