Form 10-Q
period 2018-03-31
Six Flags Entertainment Corp
filed 2018-04-25
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2018 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 20, 2018, Six Flags Entertainment Corporation had 83,544,151 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, and (iv) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and our aspirational financial performance goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2017 Annual Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2018	December 31, 2017
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,055	$77,496
Accounts receivable, net	58,927	72,693
Inventories	36,162	24,960
Prepaid expenses and other current assets	61,038	45,923
Total current assets	189,182	221,072
Property and equipment, net:
Property and equipment, at cost	2,138,051	2,095,887
Accumulated depreciation	(878,410)	(857,930)
Total property and equipment, net	1,259,641	1,237,957
Other assets:
Debt issuance costs	2,691	2,991
Deposits and other assets	11,284	12,821
Goodwill	630,248	630,248
Intangible assets, net of accumulated amortization of $20,260 and $19,584 as of March 31, 2018 and December 31, 2017, respectively	350,945	351,587
Total other assets	995,168	997,647
Total assets	$2,443,991	$2,456,676

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$51,564	$28,998
Accrued compensation, payroll taxes and benefits	23,060	26,576
Accrued insurance reserves	38,074	39,347
Accrued interest payable	21,254	26,288
Other accrued liabilities	34,352	34,617
Deferred revenue	182,268	142,014
Short-term borrowings	155,000	—
Total current liabilities	505,572	297,840
Noncurrent liabilities:
Long-term debt	2,021,675	2,021,178
Other long-term liabilities	38,074	41,488
Deferred income taxes	82,414	106,851
Total noncurrent liabilities	2,142,163	2,169,517
Total liabilities	2,647,735	2,467,357

Redeemable noncontrolling interests	494,431	494,431

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 83,536,352 and 84,488,433 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	2,088	2,112
Capital in excess of par value	1,091,755	1,086,265
Accumulated deficit	(1,723,804)	(1,529,608)
Accumulated other comprehensive loss, net of tax	(68,214)	(63,881)
Total stockholders' deficit	(698,175)	(505,112)
Total liabilities and deficit	$2,443,991	$2,456,676
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2018	March 31, 2017
Theme park admissions	$66,321	$50,948
Theme park food, merchandise and other	42,246	31,160
Sponsorship, licensing and other fees	16,092	13,290
Accommodations revenue	4,305	4,130
Total revenues	128,964	99,528
Operating expenses (excluding depreciation and amortization shown separately below)	102,500	92,900
Selling, general and administrative expenses (including stock-based compensation of $4,553 and $11,990 in 2018 and 2017, respectively, and excluding depreciation and amortization shown separately below)	40,938	46,973
Costs of products sold	10,463	7,581
Other net periodic pension benefit	(1,277)	(846)
Depreciation	28,018	26,643
Amortization	611	648
Loss on disposal of assets	1,911	670
Interest expense	26,122	21,217
Interest income	(237)	(216)
Other expense (income), net	1,935	(903)
Loss before income taxes	(82,020)	(95,139)
Income tax benefit	(19,675)	(37,591)
Net loss	$(62,345)	$(57,548)

Weighted-average common shares outstanding — basic and diluted:	84,457	91,151

Net loss per average common share outstanding — basic and diluted:	$(0.74)	$(0.63)

Cash dividends declared per common share	$0.78	$0.64
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Net loss	$(62,345)	$(57,548)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	4,973	2,898
Defined benefit retirement plan (2)	133	129
Change in cash flow hedging (3)	—	214
Other comprehensive income, net of tax	5,106	3,241
Comprehensive loss	$(57,239)	$(54,307)

(1)	Foreign currency translation adjustment is presented net of tax expense of $1.3 million and $1.6 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

(2)	Defined benefit retirement plan is presented net of nominal tax expense for the three months ended March 31, 2018 and net of tax expense of $0.1 million for the three months ended March 31, 2017.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended March 31, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net loss	$(62,345)	$(57,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,629	27,291
Stock-based compensation	4,553	11,990
Interest accretion on notes payable	335	92
Amortization of debt issuance costs	962	1,171
Other, including loss (gain) on disposal of assets	3,820	(1,404)
Decrease in accounts receivable	14,253	14,276
Increase in inventories, prepaid expenses and other current assets	(25,715)	(24,703)
Decrease (increase) in deposits and other assets	1,550	(1,390)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	42,950	24,911
Decrease in accrued interest payable	(5,034)	(16,036)
Deferred income taxes	(26,765)	(39,238)
Net cash used in operating activities	(22,807)	(60,588)

Cash flows from investing activities:
Additions to property and equipment	(42,483)	(51,634)
Purchase of restricted-use investments, net	—	(162)
Proceeds from sale of assets	18	10
Net cash used in investing activities	(42,465)	(51,786)

Cash flow from financing activities:
Repayment of borrowings	(7,000)	(10,151)
Proceeds from borrowings	162,000	70,000
Payment of debt issuance costs	(500)	—
Payment of cash dividends	(66,024)	(58,546)
Proceeds from issuance of common stock	11,389	21,463
Stock repurchases	(80,941)	(20,000)
Net cash provided by financing activities	18,924	2,766

Effect of exchange rate on cash	1,907	3,224

Net decrease in cash and cash equivalents	(44,441)	(106,384)
Cash and cash equivalents at beginning of period	77,496	137,385
Cash and cash equivalents at end of period	$33,055	$31,001

Supplemental cash flow information
Cash paid for interest	$29,859	$35,990
Cash paid for income taxes	$6,994	$2,662
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world. Of the 20 parks we currently own or operate, 17 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2017 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2018 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities' economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 6 for further discussion.

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $111.2 million and $113.5 million as of March 31, 2018 and December 31, 2017, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2018 and December 31, 2017, we had no recorded amounts for accrued interest or penalties.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits, and providing various tax incentives. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that in these cases a registrant should continue to apply Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-06, Income Taxes ("Topic 740") based on the provisions of the tax laws that were in effect immediately prior to the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for registrants to complete the accounting under Topic 740. While we were able to make reasonable estimates of the impact of the changes to Section 162(m) of the Internal Revenue Code on our tax provision for the year ended December 31, 2017, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations of and assumptions under the Tax Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, we will continue to gather additional information to determine the final impact of these changes. Additionally, due to the complexity of the Tax Act as it relates to global intangible low taxed income (“GILTI”), we are continuing to evaluate how the income tax provision will be accounted for under U.S. GAAP wherein companies are permitted to make an accounting policy election to either (i) accounting for GILTI as a component of tax expense in the period in which the company is subject to the rules, or (ii) accounting for GILTI in the company’s measurement of deferred taxes. Currently, we have not elected a method and will only do so after we complete our analysis of the GILTI provisions.

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

d.	Derivative Instruments and Hedging Activities
We accounted for derivatives and hedging activities in accordance with FASB Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging. This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.
We formally documented all relationships between hedging instruments and hedged items, as well as our risk-management objective and our strategy for undertaking various hedge transactions. This process included linking all derivatives that were designated as cash flow hedges to forecasted transactions. We also assessed, both at the hedge's inception and on an ongoing basis throughout the contract term, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in cash flows of hedged items.
Changes in the fair value of interest rate derivatives that were effective and that were designated and qualified as cash flow hedges were recorded in other comprehensive income (loss) until operations were affected by the variability in cash flows of the designated hedged item, at which point they were reclassified to interest expense. Changes in the fair value of derivatives

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

that did not qualify for hedge accounting or that were de-designated were recorded in other expense, net in the unaudited condensed consolidated statements of operations.
In April 2014, we entered into three separate interest rate swap agreements (collectively, the "Interest Rate Swap Agreements") with an aggregate notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B (as defined in "Item 1. Financial Statements – Notes to Consolidated Financial Statements (Unaudited) – Note 3" in this Quarterly Report). The term of the Interest Rate Swap Agreements began in June 2014 and expired in December 2017. The Interest Rate Swap Agreements served as economic hedges and provided protection against rising interest rates. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive income (loss) ("AOCI") were fully amortized into earnings through the original December 2017 maturity date, and we hold no derivative instruments recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively.
There were no gains or losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2018. Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three months ended March 31, 2017 included $0.1 million of gain recognized in AOCI (effective portion), $0.3 million of loss reclassified from AOCI into operations (effective portion), and a nominal amount of gain recognized in operations for derivatives (ineffective portion and amount excluded from effectiveness testing), respectively.

e.	Earnings (Loss) Per Common Share
Basic earnings (loss) per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings' common stockholders by the weighted average number of common shares outstanding during the period, including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
We incurred a net loss for the three months ended March 31, 2018 and March 31, 2017, therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings per share excluded the effect of 5,223,000 and 5,181,000 antidilutive stock options for the three months ended March 31, 2018 and March 31, 2017, respectively.

f.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. We present the estimated fair values and classifications of our financial instruments in accordance with FASB ASC Topic 820, Fair Value Measurement.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•
The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

•
The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Refer to Note 3 for additional information.

g.	Stock Benefit Plans
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
During the year ended December 31, 2014, a performance award was established based on our goal to achieve "Modified EBITDA" of $600 million by 2017 (the "Project 600 Performance Award"). "Modified EBITDA" is defined as the Company's consolidated income from continuing operations excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new waterpark in Mexico was not planned when the Project 600 Performance Award goal was determined, the Project 600 Performance Award goal would be increased by an amount based on the Company’s cost of capital times the incremental investment, prorated for the number of months in 2017 the waterpark was open less pre-opening expenses incurred in 2017. On this basis, the Project 600 Performance Award goal was increased by $1.1 million to $601.1 million. We currently recognize stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which would result in the award of half of the aggregate number of shares, or approximately 1,122,000 shares, plus associated dividend equivalent rights ("DERs").
The following table summarizes stock-based compensation expense related to the Project 600 Performance Award and related DERs for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Project 600 Performance Award	$288	$8,547
Project 600 Performance Award - DERs	724	754
Total Project 600 Performance Award Expense	$1,012	$9,301
In total, we have recognized $55.2 million and $8.4 million in stock-based compensation expense related to the Project 600 Performance Award and associated DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended March 31, 2018, the total unrecognized compensation expense related to the Project 600 Performance Award was $14.7 million, plus approximately $3.2 million for the associated DERs, which will be recognized over the remaining service period.
During the three months ended March 31, 2018 and March 31, 2017, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Long-Term Incentive Plan	$4,478	$11,890
Employee Stock Purchase Plan	75	100
Total Stock-Based Compensation	$4,553	$11,990
As of March 31, 2018, options to purchase approximately 5,223,000 shares of common stock of Holdings and approximately 14,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan, and approximately 5,126,000 shares were available for future grant.

h.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2018, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2018 and (iv) sponsorship and licensing revenues that will primarily be recognized in 2018.
We have entered into multiple agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. Pursuant to these agreements, we provide exclusivity, brand licensing and other services to assist in the design, development and project management of Six Flags-branded theme parks, as well as initial and ongoing management services. We recognize revenue under these agreements over the relevant service period of each performance obligation based on its relative selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
On January 1, 2018, we adopted FASB ASC 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the first paragraph under "Recently Adopted Accounting Pronouncements" below, "Topic 606") using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). See Note 2 for additional information.

i.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2018 and December 31, 2017, we have recorded an allowance for doubtful accounts of $6.8 million and $4.2 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

j.	Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU 2015-14"), to defer the effective date of ASU 2014-09 for one year. Therefore, the new guidance is effective for annual and interim periods beginning after December 15, 2017, and replaced most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606) and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016 08/10 permits the use of either a retrospective or cumulative effect transition method, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On January 1, 2018, we adopted Topic 606 using the modified retrospective transition method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). Refer to Note 2 for additional information.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On January 1, 2018, we adopted ASU 2016-15 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not result in a material impact to the presentation of our statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting effects of ASU 2016-18 did not result in a material impact to the presentation of our statement of cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost ("ASU 2017-07"). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 also require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the condensed consolidated statements of operations. On January 1, 2018, we adopted ASU 2017-07 using a retrospective transition method to each period presented. Accordingly, the service cost component of net periodic pension cost allocated to our park employees and corporate employees was included within "Operating expenses" and "Selling, general and administrative expenses," respectively, while the other cost components were included in "Other net periodic pension benefit" in the Condensed Consolidated Statements of Operations.
Certain prior year amounts in the Condensed Consolidated Statements of Operations were reclassified to conform to current year presentation in connection with the adoption of ASU 2017-07. For the three months ended March 31, 2017, the Company reclassified $0.8 million from "Operating expenses" to "Other net periodic pension benefit." This amount represents the non-service cost component of net periodic pension costs allocable to our park level employees. For the three months ended March 31, 2017, the Company reclassified $0.1 million from "Selling, general and administrative expenses" to "Other net periodic pension benefit". This amount represents the non-service cost component of net periodic pension costs allocable to our corporate employees. A nominal amount of non-service cost components remains in "Other expense (income), net" and is not reclassified to "Other net periodic pension benefit." These amounts directly relate to certain other parks that we no longer operate but continue to service pension benefits for former employees of those parks.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The amendments in ASU 2018-02 allow entities to reclassify from AOCI to retained earnings "stranded" tax effects resulting from passage of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (e.g., employee benefits, cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in 2018-02 may be applied retrospectively to each period in which the effect of the Act is recognized or an entity may elect to apply the amendments in the period of adoption. On January 1, 2018, we elected to early adopt ASU 2018-02, and applied the amendments in the period of adoption. As a result, we reclassified $9.4 million of "stranded" tax effects of the Act from Accumulated other comprehensive loss to Accumulated deficit as of January 1, 2018.

k.	Recent Accounting Pronouncements
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

2.	Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded a net reduction to our opening "Accumulated retained deficit" of $4.9 million, net of taxes of $1.3 million as of January 1, 2018 to recognize the cumulative impact of adopting Topic 606, with the impact primarily related to our international licensing revenues. The impact to revenues for the three months ended March 31, 2018 was an increase of $0.2 million as a result of applying Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.
In accordance with the new revenue standard disclosure requirements, the impact of adoption of Topic 606 on our condensed consolidated balance sheet as of March 31, 2018 was as follows:

(Amounts in thousands)	Balance at March 31, 2018
Balance Sheet	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$58,927	$63,316	$(4,389)

Liabilities
Deferred revenue	182,268	180,726	1,542
Deferred income taxes	82,414	81,168	1,246

Stockholders' Deficit
Accumulated deficit	(1,723,804)	(1,728,686)	4,882
Total stockholders' deficit	(698,175)	(703,057)	4,882

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The impact of adoption of Topic 606 on our condensed consolidated statements of operations for the three months ended March 31, 2018 was as follows:

(Amounts in thousands)	Three Months Ended March 31, 2018
Statement of Operations	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Revenues
Sponsorship, licensing and other fees	$16,092	15,843	$249

Costs and expenses
Income tax (benefit) expense	(19,675)	(19,727)	52

Net loss	(62,345)	(62,542)	197
The following tables present our revenues disaggregated by contract duration for the three months ended March 31, 2018 and March 31, 2017, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

(Amounts in thousands)	Three Months Ended March 31, 2018
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Other Fees	Accommodations Revenue	Consolidated
Long-term contracts	$13,256	$—	$15,027	$—	$28,283
Short-term contracts and other (a)	53,065	42,246	1,065	4,305	100,681
Total revenues	$66,321	$42,246	$16,092	$4,305	$128,964

(Amounts in thousands)	Three Months Ended March 31, 2017
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Other Fees	Accommodations Revenue	Consolidated
Long-term contracts	$6,387	$—	$11,498	$—	$17,885
Short-term contracts and other (a)	44,561	31,160	1,792	4,130	81,643
Total revenues	$50,948	$31,160	$13,290	$4,130	$99,528
(a) Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
Our long-term contracts consist of season passes, sponsorship and licensing contracts with customers. We earn season pass revenue from customer enrollment in an offering, which entitles the customer to visit our parks, including our waterparks, throughout the duration of the parks' operating season for a fixed fee. We earn sponsorship and licensing revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party's products within the parks in exchange for consideration, and pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks outside of North America. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. International licensing generally includes pre-opening services such as brand licensing, design and development of parks, management services, and post-opening sales- and usage-based royalty payments.
The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship and licensing contracts may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. We believe there will not be significant changes to our estimates of variable consideration.
We recognize season pass revenue in "Theme park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and licensing revenues over the term of the agreement using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, licensing and other fees." Amounts received for unsatisfied sponsorship and licensing performance obligations are recognized

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in "Deferred revenue." As a result of the adoption of Topic 606, we recognized an increase to "Sponsorship, licensing and other fees" revenue previously recognized in prior periods of $0.2 million during the three months ended March 31, 2018.
At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," $18.3 million was recognized as revenue for long-term contracts during the three months ended March 31, 2018. As of March 31, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $104.6 million. As of March 31, 2018, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $142.8 million in 2018, $63.0 million in 2019, and $54.6 million thereafter.
Short-term Contracts and Other
Our short-term contracts consist primarily of season passes and memberships, and certain sponsorship and licensing contracts with customers. We earn season pass and membership revenue from customer enrollment in an offering, which entitles the customer to visit our parks, including our waterparks, throughout the duration of the parks' operating season for a fixed fee. We earn sponsorship and licensing revenues from contracts with third parties pursuant to which we sell and advertise the third party's products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international licensing. The transaction price for our short-term contracts is explicitly stated within the contracts.
We generally recognize revenue from short-term contracts over the passage of time with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Theme park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue". There was no change in the pattern of recognition for season pass and membership revenue during the three months ended March 31, 2018 under Topic 606 as compared to historic accounting under Topic 605.
Other revenues consist primarily of revenues from single-use tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we have applied the practical expedient to recognize revenue for single-use ticket sales, in-park services, accommodations, and other miscellaneous services and goods for which we have the right to invoice.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable prices charged to customers.
Practical Expedients and Exemptions
We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract because the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
For certain of our contracts that have an original expected length of one or year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

3.	Long-Term Indebtedness
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
On December 21, 2012, we entered into an amendment to the 2011 Credit Facility (the "2012 Credit Facility Amendment") that among other things, permitted us to (i) issue $800.0 million of senior unsecured notes (see 2024 Notes and 2027 Notes below), (ii) use $350.0 million of the proceeds of the senior unsecured notes to repay the $72.2 million that was outstanding under the Term Loan A and $277.8 million of the outstanding balance of the Term Loan B, (iii) use the remaining $450.0 million of proceeds for share repurchases and other corporate matters and (iv) reduce the interest rate payable on the Term Loan B by 25 basis points.
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
On June 16, 2016, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.75% to LIBOR plus 2.50%. Additionally, we used $150.0 million of the proceeds from the issuance of the 2024 Notes discussed below to reduce our borrowings under the Amended and Restated Term Loan B. The paydown of borrowings under the Amended and Restated Term Loan B eliminated any required quarterly amortization payments thereunder until its final maturity on June 30, 2022.
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
On March 26, 2018, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.
As of March 31, 2018, $155.0 million under the Amended and Restated Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $19.7 million). As of December 31, 2017, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $18.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2018, the Amended and

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of March 31, 2018 and December 31, 2017, $544.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of March 31, 2018, the applicable interest rate on the Amended and Restated Term Loan B was 3.63%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
2024 Notes and 2027 Notes
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
On April 13, 2017, Holdings issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on"). We capitalized $3.9 million of debt issuance costs directly associated with the issuance of the 2024 Notes Add-on. Interest payments of $24.4 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment for the 2024 Notes on January 31, 2017, which was $9.1 million.
On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which was $13.9 million.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Long-Term Indebtedness Summary
As of March 31, 2018 and December 31, 2017, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2018	December 31, 2017
Amended and Restated Term Loan B	$544,750	$544,750
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Amended and Restated Revolving Loan	155,000	—
Net discount	(7,802)	(8,137)
Deferred financing costs	(15,273)	(15,435)
Long-term debt and Short-term borrowings	2,176,675	2,021,178
Less current portion	(155,000)	—
Total long-term debt	$2,021,675	$2,021,178
Fair-Value of Long-Term Indebtedness
As of March 31, 2018 and December 31, 2017, the fair value of our long-term debt was $2,152.9 million and $2,057.1 million, respectively. The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.
Subsequent Debt Issuance
See Note 10, Subsequent Event, for discussion of the amendment to the Amended and Restated Credit Facility subsequent to the period of this Quarterly Report.

4.	Accumulated Other Comprehensive Loss
Changes in the composition of AOCI during the three months ended March 31, 2018 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(28,822)	$(41,959)	$6,900	$(63,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	179	(46)	133
Current period other comprehensive income (loss) activity	6,296	—	(1,323)	4,973
Effects of adoption of ASU 2018-02	—	—	(9,439)	(9,439)
Balances at March 31, 2018	$(22,526)	$(41,780)	$(3,908)	$(68,214)
The Company adopted ASU 2018-02 on January 1, 2018. The amendments in ASU 2018-02 allow entities to reclassify from AOCI to stockholders' deficit certain "stranded" tax effects resulting from passage of the Act. As a result of the adoption as shown above, we reclassified $9.4 million of "stranded" tax effects of the Act from "Accumulated other comprehensive loss" to "Accumulated deficit" as of January 1, 2018.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of AOCI during the three months ended March 31, 2018 and March 31, 2017:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI		March 31, 2018	March 31, 2017
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$—	$293
	Income tax expense	—	(114)
	Net of tax	$—	$179

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$179	$211
	Income tax expense	(46)	(82)
	Net of tax	$133	$129

Total reclassifications		$133	$308

5.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2018, our share of the distribution will be approximately $31.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2018, is $387.0 million in the case of SFOG and $485.2 million in the case of SFOT. As of March 31, 2018, we owned approximately 31.0% and 53.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this Quarterly Report, no partnership units in the Georgia partnership have been tendered for purchase pursuant to the 2018 annual offer, and we expect to purchase units from the Texas partnership for a nominal amount in May 2018 pursuant to the 2018 annual offer. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2018 at both parks will be approximately $494.4 million, representing approximately 69.0% of the outstanding units of SFOG and 46.9% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We incurred $24.7 million of capital expenditures at these parks during the 2017 season and intend to incur approximately $15.6 million of capital expenditures at these parks for the 2018 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2018 and December 31, 2017, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.
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
Litigation
We are party to various legal actions arising in the normal course of business, including the cases discussed below. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated.  We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. We exercise significant judgment to evaluate both the likelihood and the estimated amount of a loss related to such matters. Based on our current knowledge, we believe that the amount of reasonably possible loss will not, either individually or in aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is subject to inherent uncertainties and management’s view of these matters may change in the future.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
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
Tax and Other Contingencies
As of March 31, 2018 and December 31, 2017, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

6.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2018, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $227.6 million and $266.8 million, respectively.
See Note 5 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of March 31, 2018 was approximately $227.6 million and $266.8 million, respectively.

7.	Business Segments
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

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Net loss	$(62,345)	$(57,548)
Interest expense, net	25,885	21,001
Income tax benefit	(19,675)	(37,591)
Depreciation and amortization	28,629	27,291
Corporate expenses	15,014	15,042
Stock-based compensation	4,553	11,990
Non-operating park level expense, net:
Loss on disposal of assets	1,911	670
Other expense (income), net	1,935	(903)
Park EBITDA	$(4,093)	$(20,048)
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2018 and March 31, 2017:

	Domestic	Foreign	Total
2018	(Amounts in thousands)
Long-lived assets	$2,137,252	$103,582	$2,240,834
Revenues	109,497	19,467	128,964
Loss before income taxes	(81,294)	(726)	(82,020)
2017
Long-lived assets	$2,134,872	$95,302	$2,230,174
Revenues	85,451	14,077	99,528
Loss before income taxes	(93,041)	(2,098)	(95,139)

8.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended
(Amounts in thousands)	March 31, 2018	March 31, 2017
Service cost	$400	$425
Interest cost	1,849	2,065
Expected return on plan assets	(3,438)	(3,211)
Amortization of net actuarial loss	179	211
Total net periodic benefit	$(1,010)	$(510)
The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the Condensed Consolidated Statements of Operations.
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2018	March 31, 2017
Discount rate	3.45%	3.90%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.25%	7.25%

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
During each of the three months ended March 31, 2018 and March 31, 2017, we made pension contributions of $1.5 million.

9.	Stock Repurchase Plans
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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 20, 2018, Holdings repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average price per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
The amount of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits under the covenants on an ongoing basis to determine our ability to utilize the remaining amount authorized for share repurchases. See Note 3 for further discussion.

10.	Subsequent Event
After the close of our quarter ended March 31, 2018, we completed our previously announced upsize to our Term Loan B Credit Facility on April 18, 2018.  The upsize increased our Term Loan B borrowings by $39.0 million. The proceeds of the additional borrowing will be used for general corporate purposes including repurchases of the Company’s common stock.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in our 2017 Annual Report for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2017 Annual Report.
Overview
General
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 20 regional theme parks and waterparks, 17 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.

The results of operations for the three months ended March 31, 2018 and March 31, 2017 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 51% of total revenues during each of the three months ended March 31, 2018 and March 31, 2017), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, licensing and other fees, including revenue earned under international development contracts, and (iv) accommodations revenue. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and other fees can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2018, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased primarily as a result of a 27% increase in attendance, and a 21% increase in sponsorship and international licensing revenue. These increases were partially offset by an increase in cash operating costs primarily resulting from more operating days and advertising costs at Six Flags Magic Mountain, which has shifted to a 365-day operating schedule, and operating costs associated with our two new waterparks in Mexico and California, adjustments to some park operating schedules due to the earlier timing of the Easter holiday, and increased labor costs driven primarily by statutory minimum wage rate increases at many of our parks. Total revenue per capita (representing total revenue divided by total attendance) increased relative to the comparable period in the prior year by $1.04, or less than 2%.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2017 Annual Report.
Recent Events
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
On March 26, 2018, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate will save the company approximately $1.4 million annually in interest costs.
On April 4, 2018, we announced plans with Saudi Arabia’s Public Investment Fund to develop a Six Flags-branded theme park in the city of Riyadh.
On April 18, 2018, we completed our previously announced upsize to our Term Loan B Credit Facility. The upsize increased our Term Loan B borrowings by $39.0 million. The proceeds of the additional borrowing will be used for general corporate purposes including repurchases of the Company’s common stock.
On April 24, 2018, we, along with our partner in China, Riverside Investment Group, announced a licensing agreement to develop three Six Flags-branded parks in Nanjing, China, which will be the partner’s third park complex. The parks are expected to begin opening in 2021.

Results of Operations
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table sets forth summary financial information for the three months ended March 31, 2018 and March 31, 2017:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2018	March 31, 2017
Total revenue	$128,964	$99,528	30%
Operating expenses	102,500	92,900	10%
Selling, general and administrative	40,938	46,973	(13)%
Costs of products sold	10,463	7,581	38%
Other periodic pension benefit	(1,277)	(846)	51%
Depreciation and amortization	28,629	27,291	5%
Loss on disposal of assets	1,911	670	N/M
Interest expense, net	25,885	21,001	23%
Other expense (income), net	1,935	(903)	N/M
Loss before income taxes	(82,020)	(95,139)	(14)%
Income tax benefit	(19,675)	(37,591)	(48)%
Net loss	$(62,345)	$(57,548)	8%

Other Data:
Attendance	2,356	1,854	27%
Total revenue per capita	$54.73	$53.69	2%
Revenue
Revenue for the three months ended March 31, 2018 totaled $129.0 million, an increase of $29.4 million, or 30%, compared to $99.5 million for the three months ended March 31, 2017. The increase in revenue was primarily attributable to (i) a 27% increase in attendance, primarily driven by additional operating days from Six Flags Magic Mountain moving to a 365-day calendar; Six Flags Hurricane Harbor Oaxtepec which was not open during the comparable period in the prior year; and adjustments to park operating schedules due to the earlier timing of the Easter holiday, (ii) a $2.8 million increase in sponsorship, licensing, accommodations and other fees, and (iii) a $1.78 or 4% increase in guest spending per capita, which excludes sponsorship, licensing, accommodations and other fees.
Admissions revenue per capita increased by $0.66, or 2%, relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements related to all tickets partially offset by a higher attendance mix of our season pass and membership holders. Non-admissions revenue per capita increased by $1.12, or 7%, during the three months ended March 31, 2018 relative to the comparable period in the prior year. The increase in non-admissions revenue per capita was also driven by the success of our yield-management strategies along with increased food sales related to the success of our All-Season Dining Pass program and favorable exchange rates relative to the Mexican Peso.
Operating expenses
Operating expenses for the three months ended March 31, 2018 increased $9.6 million, or 10%, relative to the comparable period in the prior year, primarily as a result of (i) Six Flags Magic Mountain moving to a 365-day calendar, (ii) ongoing operations of newly added waterparks in Concord, California and Oaxtepec, Mexico, (iii) statutory minimum wage rate increases at many of our parks, and (iv) adjustments to park operating schedules due to the earlier timing of the Easter holiday.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2018 decreased $6.0 million, or 13%, compared to the three months ended March 31, 2017 primarily as a result of (i) a reduction in stock-based compensation expense and associated payroll taxes based on the probable late achievement of the Project 600 Performance Award, (ii) a decrease in insurance expense and, (iii) a decrease in operating tax, primarily from our Mexico operations. These were partially offset by increases in advertising expenses related to the earlier timing of the Easter holiday.

Cost of products sold
Cost of products sold in the three months ended March 31, 2018 increased $2.9 million, or 38%, compared to the three months ended March 31, 2017 primarily driven by the increased volume of non-admissions revenue. Cost of products sold as a percentage of non-admissions revenue for the three months ended March 31, 2018 increased slightly versus the comparable period ended March 31, 2017.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2018 increased $1.3 million, or 5%, compared to the three months ended March 31, 2017. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments, partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2018 increased $1.2 million compared to the same period in the prior year, primarily as a result of the disposal of more assets during the three months ended March 31, 2018 in conjunction with our ongoing capital program relative to the comparable period in the prior year.
Interest expense, net
Interest expense, net increased $4.9 million, or 23%, for the three months ended March 31, 2018 relative to the comparable period in the prior year as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes.
Income Tax Benefit
Income tax benefit decreased $17.9 million, or 48%, for the three months ended March 31, 2018 relative to the comparable period in the prior year as a result of a lower loss before income taxes primarily driven by higher revenues as well as the reduction in federal tax rates year over year to 21% under the Tax Cuts and Jobs Act from 35% in the comparable period in the prior year.
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
In February 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.70 per share of common stock to $0.78 per share of common stock. During the three months ended March 31, 2018 and March 31, 2017, Holdings paid $66.0 million and $58.5 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $265.0 million in total cash dividends on our common stock for the 2018 calendar year.
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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 20, 2018, Holdings has repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
Based on historical and anticipated operating results, we believe cash flows from operations, available unrestricted cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we do not anticipate becoming a full taxpayer until 2024. For the years 2018 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year. We do, however, anticipate paying a low level of federal income taxes beginning in 2018 and estimate a slow growth in federal income taxes payable in cash going forward.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2017 Annual Report.
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
On April 13, 2017, Holdings issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses.
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.25% to LIBOR plus 2.00%.
On March 26, 2018, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.
After the close of our quarter ended March 31, 2018, we completed our previously announced upsize to our Term Loan B Credit Facility on April 18, 2018.  The upsize increased our Term Loan B borrowings by $39.0 million. The proceeds of the additional borrowing will be used for general corporate purposes including repurchases of the Company’s common stock.
As of March 31, 2018, our total indebtedness, net of discount and deferred financing costs, was approximately $2,176.7 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018 and 2019, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $100.0 million during 2018 and

2019. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of March 31, 2018, we had approximately $33.1 million of unrestricted cash and $75.3 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.
During the three months ended March 31, 2018, net cash used in operating activities was $22.8 million. Net cash used in investing activities during the three months ended March 31, 2018 was $42.5 million, consisting of capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2018 was $18.9 million, primarily attributable to borrowings under the Amended and Restated Revolving Loan and proceeds from option exercises, partially offset by payments of $80.9 million for stock repurchases and $66.0 million in cash dividends.
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
Contractual Obligations
Since December 31, 2017, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business and as disclosed above. Set forth below is certain updated information regarding our debt obligations as of March 31, 2018:

	Payment Due by Period
(Amounts in thousands)	2018	2019-2020	2021-2022	2023 and beyond	Total
Interest on long-term debt (1)	$67,689	$194,025	$182,169	$221,250	$665,133

(1)
See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at March 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2018, there have been no material changes in our market risk exposure from that disclosed in the 2017 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although this new revenue standard is expected to have an immaterial impact on our ongoing net income, in connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2017 Annual Report, and in Note 5 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2018.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. We intend to continue to vigorously defend ourselves against this litigation.

ITEM 1A.	RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2017 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2017 Annual Report.

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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 20, 2018, Holdings has repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.

The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2018 under the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 - January 31	—	$—	—	$342,770,000
Month 2	February 1 - February 28	149,400	$66.24	149,400	$332,873,000
Month 3	March 1 - March 31	1,152,969	$61.62	1,152,969	$261,829,000
		1,302,369	$62.15	1,302,369	$261,829,000

ITEM 6.	EXHIBITS AND EXHIBIT INDEX

Exhibit 3.1	Amended and Restated Bylaws of Six Flags Entertainment Corporation-incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018
Exhibit 10.1*
Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 26, 2018, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent

Exhibit 10.2*
First Incremental Amendment to Amended and Restated Credit Agreement, dated as of April __, 2018, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, the Incremental Term Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 25, 2018	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	April 25, 2018	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer