Form 10-Q
period 2018-06-30
Six Flags Entertainment Corp
filed 2018-07-25
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2018 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At July 20, 2018, Six Flags Entertainment Corporation had 84,052,901 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	June 30, 2018	December 31, 2017
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,625	$77,496
Accounts receivable, net	139,422	72,693
Inventories	42,485	24,960
Prepaid expenses and other current assets	62,428	45,923
Total current assets	312,960	221,072
Property and equipment, net:
Property and equipment, at cost	2,173,342	2,095,887
Accumulated depreciation	(899,463)	(857,930)
Total property and equipment, net	1,273,879	1,237,957
Other assets:
Debt issuance costs	2,392	2,991
Deposits and other assets	11,615	12,821
Goodwill	659,248	630,248
Intangible assets, net of accumulated amortization of $19,920 and $19,584 as of June 30, 2018 and December 31, 2017, respectively	350,298	351,587
Total other assets	1,023,553	997,647
Total assets	$2,610,392	$2,456,676

LIABILITIES AND DEFICIT
Current liabilities:
Accounts payable	$72,335	$28,998
Accrued compensation, payroll taxes and benefits	32,150	26,576
Accrued insurance reserves	38,827	39,347
Accrued interest payable	26,363	26,288
Other accrued liabilities	50,686	34,617
Deferred revenue	226,971	142,014
Short-term borrowings	119,000	—
Total current liabilities	566,332	297,840
Noncurrent liabilities:
Long-term debt	2,061,423	2,021,178
Other long-term liabilities	35,516	41,488
Deferred income taxes	99,114	106,851
Total noncurrent liabilities	2,196,053	2,169,517
Total liabilities	2,762,385	2,467,357

Redeemable noncontrolling interests	514,001	494,431

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 83,910,255 and 84,488,433 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,098	2,112
Capital in excess of par value	1,118,411	1,086,265
Accumulated deficit	(1,714,524)	(1,529,608)
Accumulated other comprehensive loss, net of tax	(71,979)	(63,881)
Total stockholders' deficit	(665,994)	(505,112)
Total liabilities and deficit	$2,610,392	$2,456,676
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2018	June 30, 2017
Theme park admissions	$240,471	$221,913
Theme park food, merchandise and other	176,055	174,012
Sponsorship, licensing and accommodations	28,894	26,447
Total revenues	445,420	422,372
Operating expenses (excluding depreciation and amortization shown separately below)	163,964	146,556
Selling, general and administrative expenses (including stock-based compensation of $16,036 in 2018 and a reversal of stock-based compensation of $15,305 in 2017, and excluding depreciation and amortization shown separately below)	68,786	38,176
Costs of products sold	39,520	37,489
Other net periodic pension benefit	(1,277)	(846)
Depreciation	27,309	26,171
Amortization	612	651
Loss on disposal of assets	254	1,657
Interest expense	27,556	27,213
Interest income	(76)	(57)
Loss on debt extinguishment	—	37,109
Other expense, net	354	568
Income before income taxes	118,418	107,685
Income tax expense	23,913	36,054
Net income	94,505	71,631
Less: Net income attributable to noncontrolling interests	(20,003)	(19,605)
Net income attributable to Six Flags Entertainment Corporation	$74,502	$52,026

Weighted-average common shares outstanding:
Basic:	83,666	87,136
Diluted:	85,072	88,832

Net income per average common share:
Basic:	$0.89	$0.60
Diluted:	$0.88	$0.59

Cash dividends declared per common share	$0.78	$0.64
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2018	June 30, 2017
Theme park admissions	$306,792	$272,861
Theme park food, merchandise and other	218,301	205,172
Sponsorship, licensing and accommodations	49,291	43,867
Total revenues	574,384	521,900
Operating expenses (excluding depreciation and amortization shown separately below)	266,464	239,456
Selling, general and administrative expenses (including stock-based compensation of $20,589 in 2018 and a reversal of stock-based compensation of $3,315 in 2017, and excluding depreciation and amortization shown separately below)	109,724	85,149
Costs of products sold	49,983	45,070
Other net periodic pension benefit	(2,554)	(1,692)
Depreciation	55,327	52,814
Amortization	1,223	1,299
Loss on disposal of assets	2,165	2,327
Interest expense	53,678	48,430
Interest income	(313)	(273)
Loss on debt extinguishment	—	37,109
Other expense (income), net	2,289	(335)
Income before income taxes	36,398	12,546
Income tax expense (benefit)	4,238	(1,537)
Net income	32,160	14,083
Less: Net income attributable to noncontrolling interests	(20,003)	(19,605)
Net income (loss) attributable to Six Flags Entertainment Corporation	$12,157	$(5,522)

Weighted-average common shares outstanding:
Basic:	84,059	89,133
Diluted:	85,489	89,133

Net income (loss) per average common share:
Basic:	$0.14	$(0.06)
Diluted:	$0.14	$(0.06)

Cash dividends declared per common share	$1.56	$1.28
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017
Net income	$94,505	$71,631
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(3,898)	1,881
Defined benefit retirement plan (2)	133	128
Change in cash flow hedging (3)	—	96
Other comprehensive (loss) income, net of tax	(3,765)	2,105
Comprehensive income	90,740	73,736
Less: Comprehensive income attributable to noncontrolling interests	(20,003)	(19,605)
Comprehensive income attributable to Six Flags Entertainment Corporation	$70,737	$54,131

(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.0 million and net of tax expense of $1.0 million for the three months ended June 30, 2018 and June 30, 2017, respectively.

(2)	Defined benefit retirement plan is presented net of nominal tax expense for the three months ended June 30, 2018, and net of tax expense of $0.1 million for the three months ended June 30, 2017.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended June 30, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017
Net income	$32,160	$14,083
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	1,075	4,779
Defined benefit retirement plan (2)	266	257
Change in cash flow hedging (3)	—	310
Other comprehensive income, net of tax	1,341	5,346
Comprehensive income	33,501	19,429
Less: Comprehensive income attributable to noncontrolling interests	(20,003)	(19,605)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$13,498	$(176)

(1)	Foreign currency translation adjustment is presented net of tax expense of $0.3 million and $2.6 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million and $0.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.2 million for the six months ended June 30, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$32,160	$14,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,550	54,113
Stock-based compensation	20,589	(3,315)
Interest accretion on notes payable	670	390
Loss on debt extinguishment	—	37,109
Amortization of debt issuance costs	1,966	2,141
Other, including loss on disposal of assets	5,673	617
Increase in accounts receivable	(62,568)	(39,246)
Increase in inventories, prepaid expenses and other current assets	(27,117)	(28,881)
Decrease (increase) in deposits and other assets	1,293	(2,485)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	113,361	105,576
Increase (decrease) in accrued interest payable	75	(1,201)
Deferred income taxes	(7,961)	(6,035)
Net cash provided by operating activities	134,691	132,866

Cash flows from investing activities:
Additions to property and equipment	(90,533)	(97,200)
Acquisition of theme park assets, net of cash acquired	(19,059)	—
Sale of restricted-use investments, net	—	1,142
Proceeds from sale of assets	32	10
Net cash used in investing activities	(109,560)	(96,048)

Cash flows from financing activities:
Repayment of borrowings	(123,000)	(920,294)
Proceeds from borrowings	281,000	1,313,000
Payment of debt issuance costs	(793)	(37,262)
Payment of cash dividends	(131,346)	(113,284)
Proceeds from issuance of common stock	22,024	26,815
Stock repurchases	(80,946)	(379,386)
Purchase of redeemable noncontrolling interests	(353)	(128)
Net cash used in financing activities	(33,414)	(110,539)

Effect of exchange rate on cash	(588)	4,615

Net decrease in cash and cash equivalents	(8,871)	(69,106)
Cash and cash equivalents at beginning of period	77,496	137,385
Cash and cash equivalents at end of period	$68,625	$68,279

Supplemental cash flow information
Cash paid for interest	$50,967	$47,099
Cash paid for income taxes	$14,832	$5,859
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world. Of the 25 parks we currently own or operate, 22 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Results of operations for the six months ended June 30, 2018 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 6 for further discussion.

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $115.2 million and $113.5 million as of June 30, 2018 and December 31, 2017, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2018 and December 31, 2017, we had no recorded amounts for accrued interest or penalties.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits, and providing various tax incentives. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that in these cases a registrant should continue to apply Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-06, Income Taxes ("Topic 740"), based on the tax laws in effect immediately prior to the Tax Act. SAB 118 provides a measurement period for registrants to complete accounting under Topic 740 that should not extend past the one year anniversary of the Tax Act's enactment. While we made reasonable estimates of the impact that changes to Internal Revenue Code Section 162(m) would have on our tax provision for the year ended December 31, 2017, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations of and assumptions under the Tax Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, we will continue to gather additional information to determine the final impact of these changes. Additionally, due to the complexity of the Tax Act as it relates to global intangible low taxed income (“GILTI”), we will continue to evaluate how the income tax provision will be accounted for under U.S. GAAP wherein companies are permitted to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules, or (ii) account for GILTI in the company’s measurement of deferred taxes. Currently, we have not elected a method and will only do so after we complete our analysis of the GILTI provisions.

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
The computation of diluted earnings per share included the effect of 1,406,000 and 1,696,000 dilutive stock options and restricted shares and excluded the effect of 346,000 and 387,000 antidilutive stock options for the three months ended June 30, 2018 and June 30, 2017, respectively. The computation of diluted earnings (loss) per share included the effect of 1,430,000 dilutive stock options and restricted shares for the six months ended June 30, 2018. We incurred a net loss for the six months ended June 30, 2017, and therefore, diluted shares outstanding equaled basic shares outstanding. The computation of diluted earnings (loss) per share excluded the effect of 193,000 and 5,020,000 antidilutive stock options and restricted shares for the six months ended June 30, 2018 and June 30, 2017, respectively.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Earnings (loss) per common share for the three and six months ended June 30, 2018 and June 30, 2017 was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
(Amounts in thousands, except per share data)
Net income (loss) attributable to Six Flags Entertainment Corporation	$74,502	$52,026	$12,157	$(5,522)

Weighted-average common shares outstanding — basic:	83,666	87,136	84,059	89,133
Effect of dilutive stock options and restricted shares	1,406	1,696	1,430	—
Weighted-average common shares outstanding — diluted:	85,072	88,832	85,489	89,133

Earnings (loss) per share — basic:	$0.89	$0.60	$0.14	$(0.06)
Earnings (loss) per share — diluted:	$0.88	$0.59	$0.14	$(0.06)

e.	Fair Value of Financial Instruments
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
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalent rights ("DERs") to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2017, our stockholders approved an amendment to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 4,000,000 shares.
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
During the year ended December 31, 2014, a performance award was established based on our goal to achieve "Modified EBITDA" of $600 million by 2017 (the "Project 600 Performance Award"). "Modified EBITDA" is defined as the Company's consolidated income from continuing operations excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new waterpark in Mexico was not planned when the Project 600 Performance Award goal was determined, the Project 600 Performance Award goal would be increased by an amount based on the Company’s cost of capital multiplied by the incremental investment, prorated for the number of months in 2017 the waterpark was open less pre-opening expenses incurred in 2017. Additionally, since our acquisition of lease rights to operate five parks owned by EPR Properties, LLC in June 2018 was not planned when the Project 600 Performance Award goal was established, the compensation committee determined to calculate an increase to the Project 600 Performance Award goal using

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

a methodology similar to that used in connection with the new waterpark in Mexico. The Project 600 Performance Award goal was increased by $1.1 million for the new waterpark in Mexico, and $4.2 million for the five new leased parks to $605.3 million. We currently recognize stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which would result in the award of half of the aggregate number of shares, or approximately 1,113,000 shares, plus associated dividend equivalent rights ("DERs").
The following table summarizes stock-based compensation expense related to the Project 600 Performance Award and related DERs for the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Project 600 Performance Award	$11,410	$(16,932)	$11,698	$(8,385)
Project 600 Performance Award - DERs	719	(1,975)	1,443	(1,221)
Total Project 600 Performance Award Expense	$12,129	$(18,907)	$13,141	$(9,606)
In total, we have recognized $66.6 million and $9.1 million in stock-based compensation expense related to the Project 600 Performance Award and associated DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended June 30, 2018, the total unrecognized compensation expense related to the Project 600 Performance Award was $11.4 million, plus approximately $3.2 million for the associated DERs, which will be recognized over the remaining service period.
During the three and six months ended June 30, 2018 and June 30, 2017, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Long-Term Incentive Plan	$15,932	$(15,320)	$20,410	$(3,430)
Employee Stock Purchase Plan	104	15	179	115
Total Stock-Based Compensation	$16,036	$(15,305)	$20,589	$(3,315)
As of June 30, 2018, options to purchase approximately 4,838,000 shares of common stock of Holdings and approximately 16,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan, and approximately 5,160,000 shares were available for future grant.

g.	Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2018, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program that will primarily be recognized in 2018 and (iv) sponsorship, licensing and accommodations revenues that will primarily be recognized in 2018.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of June 30, 2018 and December 31, 2017, we have recorded an allowance for doubtful accounts of $21.0 million and $4.2 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

i.	Acquisition of Theme Park Assets
On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC (the "five new parks"). We completed the transaction on June 1, 2018. In connection with the purchase agreement, we entered into operating leases with EPR Properties, LLC, under which we are the tenant. The five new parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. These acquisitions expanded our portfolio of parks in North America to twenty-five. The financial results of the five new parks since the acquisition date are included in our condensed consolidated statements of operations. Assets acquired and liabilities assumed, consisting primarily of working capital, are reflected in our condensed consolidated financial statements. We paid $19.1 million in cash to Premier Parks, LLC for the five new parks, which reflects the $23.0 million purchase price, less net working capital and other adjustments. We recorded $29.0 million of goodwill in connection with the acquisition, which is attributable to the excess of the purchase price over the net working capital liabilities we assumed. Certain data that is necessary to complete the final calculation of purchase price is not yet available. This data relates to our review of working capital accounts required to complete a final net purchased assets reconciliation as required by the asset purchase agreement. We expect to complete the purchase price calculation during 2018 following the acquisition date, in line with the acquisition method of accounting. During this period, we may revise the value of the assets and liabilities, including goodwill, as appropriate, however, any adjustments are not expected to be material.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Certain prior year amounts in the Condensed Consolidated Statements of Operations were reclassified to conform to current year presentation in connection with the adoption of ASU 2017-07. For the three and six months ended June 30, 2017, the Company reclassified $0.8 million and $1.6 million, respectively, from "Operating expenses" to "Other net periodic pension benefit." This amount represents the non-service cost component of net periodic pension costs allocable to our park level employees. For the three and six months ended June 30, 2017, the Company reclassified $0.1 million from "Selling, general and administrative expenses" to "Other net periodic pension benefit". This amount represents the non-service cost component of net periodic pension costs allocable to our corporate employees. A nominal amount of non-service cost components remains in "Other expense (income), net" and is not reclassified to "Other net periodic pension benefit." These amounts directly relate to certain other parks that we no longer operate but continue to service pension benefits for former employees of those parks.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We recorded a net reduction to our opening "Accumulated retained deficit" of $4.9 million, net of taxes of $1.3 million as of January 1, 2018 to recognize the cumulative impact of adopting Topic 606, with the impact primarily related to our international licensing revenues. The impact to revenues for the three and six months ended June 30, 2018 was an increase of $4.1 million and $4.3 million as a result of applying Topic 606.
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
In accordance with the new revenue standard disclosure requirements, the impact of adoption of Topic 606 on our condensed consolidated balance sheet as of June 30, 2018 was as follows:

(Amounts in thousands)	Balance at June 30, 2018
Balance Sheet	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$139,422	$139,698	$(276)

Liabilities
Deferred revenue	226,971	228,529	(1,558)
Deferred income taxes	99,114	98,729	385

Stockholders' Deficit
Accumulated deficit	(1,714,524)	(1,715,973)	1,449
Total stockholders' deficit	(665,994)	(667,443)	1,449

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The impact of adoption of Topic 606 on our condensed consolidated statements of operations for the three and six months ended June 30, 2018 was as follows:

(Amounts in thousands)	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Statement of Operations	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Revenues
Sponsorship, licensing and accommodations	$28,894	24,796	$4,098	$49,291	$44,944	$4,347

Costs and expenses
Income tax expense	23,913	23,052	861	4,238	3,325	913

Net income	74,502	71,265	3,237	12,157	8,723	3,434
The following tables present our revenues disaggregated by contract duration for the three and six months ended June 30, 2018 and June 30, 2017, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

(Amounts in thousands)	Three Months Ended June 30, 2018
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Accommodations	Consolidated
Long-term contracts	$29,358	$—	$20,208	$49,566
Short-term contracts and other (a)	211,113	176,055	8,686	395,854
Total revenues	$240,471	$176,055	$28,894	$445,420

(Amounts in thousands)	Three Months Ended June 30, 2017
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Accommodations	Consolidated
Long-term contracts	$31,967	$—	$17,377	$49,344
Short-term contracts and other (a)	189,946	174,012	9,070	373,028
Total revenues	$221,913	$174,012	$26,447	$422,372

(Amounts in thousands)	Six Months Ended June 30, 2018
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Accommodations	Consolidated
Long-term contracts	$42,614	$—	$35,235	$77,849
Short-term contracts and other (a)	264,178	218,301	14,056	496,535
Total revenues	$306,792	$218,301	$49,291	$574,384

(Amounts in thousands)	Six Months Ended June 30, 2017
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, Licensing and Accommodations	Consolidated
Long-term contracts	$38,354	$—	$28,875	$67,229
Short-term contracts and other (a)	234,507	205,172	14,992	454,671
Total revenues	$272,861	$205,172	$43,867	$521,900
(a) Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
Our long-term contracts consist of season passes, sponsorship and licensing contracts with customers. We earn season pass revenue from customer enrollment in an offering, which entitles the customer to visit our parks, including our waterparks, throughout the duration of the parks' operating season for a fixed fee. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship and licensing revenue

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

from separately-priced contracts with third parties pursuant to which we sell and advertise the third party's products within the parks in exchange for consideration, and pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks outside of North America. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. International licensing generally includes pre-opening services such as brand licensing, design and development of parks, management services, and post-opening sales- and usage-based royalty payments.
The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship and licensing contracts may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. We do not believe there will be significant changes to our estimates of variable consideration.
We recognize season pass revenue in "Theme park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and licensing revenues over the term of the agreement, using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, licensing and accommodations." Amounts received for unsatisfied sponsorship and licensing performance obligations are recognized in "Deferred revenue." As a result of the adoption of Topic 606, we recognized an increase to "Sponsorship, licensing and accommodations" revenue previously recognized in prior periods of $4.1 million and $4.3 million during the three and six months ended June 30, 2018, respectively.
At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $32.4 million and $50.6 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $72.2 million. As of June 30, 2018, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $104.7 million in 2018, $78.5 million in 2019, $48.2 million in 2020, $34.8 million in 2021, and $27.5 million in 2022 and thereafter.
Short-term Contracts and Other
Our short-term contracts consist primarily of season passes and memberships, and certain sponsorship and licensing contracts with customers. We earn season pass and membership revenue from customer enrollment in an offering, which entitles the customer to visit our parks, including our waterparks, throughout the duration of the parks' operating season for a fixed fee. We earn sponsorship and licensing revenues from contracts with third parties, pursuant to which we sell and advertise the third party's products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international licensing. The transaction price for our short-term contracts is explicitly stated within the contracts.
We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Theme park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue". There was no change in the pattern of recognition for season pass and membership revenue during the three and six months ended June 30, 2018 under Topic 606, as compared to historic accounting under Topic 605.
Other revenues consist primarily of revenues from single-use tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we applied the practical expedient to recognize revenue for single-use ticket sales, in-park services, accommodations, and other miscellaneous services and goods for which we have the right to invoice.
Arrangements with Multiple Performance Obligations
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable prices charged to customers.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Practical Expedients and Exemptions
We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recorded within Selling, general and administrative expenses.
We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.
For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On April 18, 2018, we entered into an amendment to the Amended and Restated Credit Facility that increased our Amended and Restated Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes including share repurchases.
As of June 30, 2018, $119.0 million under the Amended and Restated Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $21.2 million). As of December 31, 2017, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $18.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2018, the Amended and Restated Revolving Loan unused commitment fee was 0.25%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of June 30, 2018 and December 31, 2017, $583.8 million and $544.8 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of June 30, 2018, the applicable interest rate on the Amended and Restated Term Loan B was 3.85%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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
2024 Notes and 2027 Notes
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B and we used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily included share repurchases.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The 2024 Notes, 2024 Notes Add-on and 2027 Notes are guaranteed by the Loan Parties as defined under the indenture agreement. The 2024 Notes, 2024 Notes Add-on and 2027 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, 2024 Notes Add-on and 2027 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
Long-Term Indebtedness Summary
As of June 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2018	December 31, 2017
Amended and Restated Term Loan B	$583,750	$544,750
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Amended and Restated Revolving Loan	119,000	—
Net discount	(7,466)	(8,137)
Deferred financing costs	(14,861)	(15,435)
Long-term debt and Short-term borrowings	2,180,423	2,021,178
Less current portion	(119,000)	—
Total long-term debt	$2,061,423	$2,021,178
Fair-Value of Long-Term Indebtedness
As of June 30, 2018 and December 31, 2017, the fair value of our long-term debt was $2,144.8 million and $2,057.1 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.	Accumulated Other Comprehensive Loss
Changes in the composition of AOCI during the six months ended June 30, 2018 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(28,822)	$(41,959)	$6,900	$(63,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	358	(92)	266
Current period other comprehensive income (loss) activity	1,362	—	(287)	1,075
Effects of adoption of ASU 2018-02	—	—	(9,439)	(9,439)
Balances at June 30, 2018	$(27,460)	$(41,601)	$(2,918)	$(71,979)
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of AOCI during the three and six months ended June 30, 2018 and June 30, 2017:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI		June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$—	$158	$—	$451
	Income tax expense	—	(62)	—	(176)
	Net of tax	$—	$96	$—	$275

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$179	$210	$358	$421
	Income tax expense	(46)	(82)	(92)	(164)
	Net of tax	$133	$128	$266	$257

Total reclassifications		$133	$224	$266	$532

5.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2018, our share of the distribution will be approximately $31.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2018, is $387.0 million in the case of SFOG and $485.2 million in the case of SFOT. As of June 30, 2018, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2018 annual offer, no partnership units in the Georgia partnership were tendered for purchase, and we purchased 0.175 units from the Texas partnership for approximately $0.4 million in May 2018. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2018 at both parks will be approximately $494.0 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We incurred $24.7 million of capital expenditures at these parks during the 2017 season and intend to incur approximately $17.6 million of capital expenditures at these parks for the 2018 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2018 and December 31, 2017, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff's leave to appeal. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
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
Tax and Other Contingencies
As of June 30, 2018 and December 31, 2017, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

6.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of June 30, 2018, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $237.2 million and $276.8 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2017	$227,593	$266,838	$494,431
Purchase of redeemable units of SFOT and SFOG	(353)	—	(353)
Fresh start accounting fair market value adjustment for purchased units	(80)	—	(80)
Net income attributable to noncontrolling interests	10,043	9,960	20,003
Balance at June 30, 2018	$237,203	$276,798	$514,001
See Note 5 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of June 30, 2018 was approximately $227.2 million and $266.8 million, respectively.

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

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$94,505	$71,631	$32,160	$14,083
Interest expense, net	27,480	27,156	53,365	48,157
Income tax expense (benefit)	23,913	36,054	4,238	(1,537)
Depreciation and amortization	27,921	26,822	56,550	54,113
Corporate expenses	14,119	11,448	29,133	26,490
Stock-based compensation	16,036	(15,305)	20,589	(3,315)
Non-operating park level expense, net:
Loss on disposal of assets	254	1,657	2,165	2,327
Loss on debt extinguishment	—	37,109	—	37,109
Other expense (income), net	354	568	2,289	(335)
Park EBITDA	$204,582	$197,140	$200,489	$177,092
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2018 and June 30, 2017:

	Domestic	Foreign	Total
2018	(Amounts in thousands)
Long-lived assets	$2,183,842	$99,583	$2,283,425
Revenues	526,812	47,572	574,384
Income before income taxes	32,937	3,461	36,398
2017
Long-lived assets	$2,146,867	$102,351	$2,249,218
Revenues	479,515	42,385	521,900
Income before income taxes	11,184	1,362	12,546

8.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$400	$425	$800	$850
Interest cost	1,849	2,066	3,698	4,131
Expected return on plan assets	(3,438)	(3,210)	(6,876)	(6,421)
Amortization of net actuarial loss	179	210	358	421
Total net periodic benefit	$(1,010)	$(509)	$(2,020)	$(1,019)
The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the Condensed Consolidated Statements of Operations.
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Discount rate	3.45%	3.90%	3.45%	3.90%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Employer Contributions
During the six months ended June 30, 2018 and June 30, 2017, we made pension contributions of $3.0 million and $1.5 million, respectively.

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
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of July 20, 2018, Holdings repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average price per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
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
Overview
General
We are the largest regional theme park operator in the world based on the number of parks we operate. Of our 25 regional theme parks and waterparks, 22 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
The results of operations for the six months ended June 30, 2018 and June 30, 2017 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round.
Our revenue is primarily derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 53% and 52% of total revenues during each of the six months ended June 30, 2018 and June 30, 2017, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, licensing and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, licensing and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first six months of 2018, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased, primarily as a result of (i) a 7% increase in attendance primarily related to our acquisition of five new parks on June 1, 2018, our two new waterparks in Mexico and California and the impact of 365-day operations at Six Flags Magic Mountain, and (ii) a 12% increase in sponsorship, international licensing and accommodations revenues. These increases were partially offset by an increase in cash operating costs, primarily resulting from (i) incremental investments to acquire, integrate, and operate our five new parks including the operating lease expense; (ii) our waterparks in Concord, California and Oaxtepec, Mexico, which were only operated for a portion of the second quarter last year; (iii) and increased costs from mandated minimum wage increases and competitive labor markets. Total revenue per capita (representing total revenue divided by total attendance) increased relative to the comparable period in the prior year by $1.40, or 3%.
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
On April 18, 2018, we completed an upsize to our Amended and Restated Term Loan B. The upsize increased our Amended and Restated Term Loan B borrowings by $39.0 million. The proceeds of the additional borrowing will be used for general corporate purposes, including share repurchases.
On April 24, 2018, we, along with our partner in China, Riverside Investment Group, announced a licensing agreement to develop three Six Flags-branded parks in Nanjing, China, which will be the partner’s third park complex.
On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC. We completed the transaction on June 1, 2018. The parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. These acquisitions expanded our portfolio of parks in North America to twenty-five. Our five new parks include Wet n' Wild Splashtown in Houston, Texas, Wet n' Wild Phoenix in Phoenix, Arizona, Darien Lake near Buffalo, New York, and Frontier City and White Water Bay in Oklahoma City, Oklahoma.
On May 29, 2018, we, along with our partner in China, Riverside Investment Group, announced the addition of Six Flags Kids World as the fourth park in the Nanjing entertainment complex. Six Flags Kids World is expected to open in 2021 with the waterpark and adventure park. The theme park is expected to open in 2022.

Results of Operations
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table sets forth summary financial information for the three months ended June 30, 2018 and June 30, 2017:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2018	June 30, 2017
Total revenue	$445,420	$422,372	5%
Operating expenses	163,964	146,556	12%
Selling, general and administrative expenses	68,786	38,176	80%
Costs of products sold	39,520	37,489	5%
Other net periodic pension benefit	(1,277)	(846)	51%
Depreciation and amortization	27,921	26,822	4%
Loss on disposal of assets	254	1,657	(85)%
Interest expense, net	27,480	27,156	1%
Loss on extinguishment of debt	—	37,109	N/M
Other expense, net	354	568	(38)%
Income before income taxes	118,418	107,685	10%
Income tax expense	23,913	36,054	(34)%
Net income	94,505	71,631	32%
Less: Net income attributable to noncontrolling interests	(20,003)	(19,605)	2%
Net income attributable to Six Flags Entertainment Corporation	$74,502	$52,026	43%

Other Data:
Attendance	9,770	9,501	3%
Total revenue per capita	$45.59	$44.46	3%
Revenue
Revenue for the three months ended June 30, 2018 totaled $445.4 million, an increase of $23.0 million, or 5%, compared to $422.4 million for the three months ended June 30, 2017. The revenue growth was attributable to a 3% increase in attendance primarily driven by our five new parks acquired on June 1 and our newly added waterparks in Concord, California and Oaxtepec, Mexico, as well as a 9% increase in sponsorship, international licensing and accommodations revenue. In addition, per capita guest spending, which excludes sponsorship, licensing and accommodations, increased to $42.63 during the three months ended June 30, 2018 from $41.67 during the three months ended June 30, 2017. The increase in per capita guest spending related primarily to ticket price gains and premium membership sales more than offsetting the higher mix of pass holder attendance and lower per capita spending at our five new parks.
Admissions revenue per capita for the three months ended June 30, 2018 increased $1.26, or 5%, relative to the comparable period in the prior year. This increase was primarily driven by continued pricing improvements related to all tickets, coupled with an increase in our premium membership sales, partially offset by a higher attendance mix of our season pass and membership holders. Non-admissions revenue per capita for the three months ended June 30, 2018 decreased $0.30, or 2%, relative to the comparable period in the prior year primarily as a result of a higher mix of season pass holder and member attendance, which places downward pressure on per capita spending, and the increased attendance related to our five new parks, which have lower per-capita guest spending.
Operating Expenses
Operating expenses for the three months ended June 30, 2018 increased $17.4 million, or 12%, relative to the comparable period in the prior year, primarily as a result of (i) operating costs, including lease expense, for our five new parks, (ii) ongoing operations of the recently added waterpark in Concord, California, which we began to operate in May 2017, and (iii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2018 increased $30.6 million, or 80%, compared to the three months ended June 30, 2017 primarily as a result of an increase in stock-based compensation expense related to the Project 600 Performance Award. During the three months ended June 30, 2017, we determined that full achievement of the Project 600 Performance Award was no longer deemed probable, which resulted in an adjustment to the stock-based compensation expense incurred to date to reflect partial achievement. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018. This increase was partially offset by a decrease in advertising expense related to the timing of media schedules as more parks opened in the first quarter of 2018 due to the shift of the Easter holiday and spring break vacation schedules.
Cost of products sold
Cost of products sold in the three months ended June 30, 2018 increased $2.0 million, or 5%, compared to the three months ended June 30, 2017, primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the three months ended June 30, 2018 increased slightly relative to the comparable period in the prior year, primarily as a result of product mix, including the growth of our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended June 30, 2018 increased $1.1 million, or 4%, compared to the three months ended June 30, 2017. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended June 30, 2018 decreased $1.4 million, or 85%, compared to the same period in the prior year, primarily as a result of fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increase $0.3 million, or 1%, for the three months ended June 30, 2018 relative to the comparable period in the prior year primarily as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes, and higher levels of borrowing under the Amended and Restated Revolving Loan.
Loss on extinguishment of debt
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
Income Tax Expense
Income tax expense decreased $12.1 million, or 34%, for the three months ended June 30, 2018 relative to the comparable period in the prior year primarily as a result of the reduction in federal tax rates year over year to 21% under the Tax Cuts and Jobs Act from 35% in the comparable period in the prior year.

Results of Operations
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table sets forth summary financial information for the six months ended June 30, 2018 and June 30, 2017:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	June 30, 2018	June 30, 2017
Total revenue	$574,384	$521,900	10%
Operating expenses	266,464	239,456	11%
Selling, general and administrative expenses	109,724	85,149	29%
Costs of products sold	49,983	45,070	11%
Other net periodic pension benefit	(2,554)	(1,692)	51%
Depreciation and amortization	56,550	54,113	5%
Loss on disposal of assets	2,165	2,327	(7)%
Interest expense, net	53,365	48,157	11%
Loss on extinguishment of debt	—	37,109	N/M
Other expense (income), net	2,289	(335)	N/M
Income before income taxes	36,398	12,546	190%
Income tax expense (benefit)	4,238	(1,537)	N/M
Net income	$32,160	$14,083	128%
Less: Net income attributable to noncontrolling interests	(20,003)	(19,605)	2%
Net income (loss) attributable to Six Flags Entertainment Corporation	$12,157	$(5,522)	N/M

Other Data:
Attendance	12,126	11,355	7%
Total revenue per capita	$47.37	$45.96	3%
Revenue
Revenue for the six months ended June 30, 2018 totaled $574.4 million, an increase of $52.5 million, or 10%, compared to $521.9 million for the six months ended June 30, 2017. The increase in revenue was primarily attributable to (i) a 7% increase in attendance, primarily driven by our five new parks acquired on June 1, 2018, our newly added waterparks in Concord, California and Oaxtepec, Mexico which were not open during the first quarter of the prior year, and additional operating days from Six Flags Magic Mountain moving to a 365-day calendar, (ii) a $5.4 million increase in sponsorship, international licensing and accommodations revenue, and (iii) a $1.20 or 3% increase in guest spending per capita, which excludes sponsorship, licensing and accommodations.
Admissions revenue per capita increased by $1.27, or 5%, relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements related to all tickets coupled with an increase in our premium membership sales partially offset by a higher attendance mix of our season pass and membership holders. Non-admissions revenue per capita decreased by less than one percent during the six months ended June 30, 2018 relative to the comparable period in the prior year. The small decrease in non-admissions revenue per capita was primarily a result of a higher mix of season pass holder and member attendance, which placed downward pressure on per capita spending, and increased attendance related to our five new parks, which experienced lower per-capita guest spending.
Operating expenses
Operating expenses for the six months ended June 30, 2018 increased $27.0 million, or 11%, relative to the comparable period in the prior year, primarily as a result of (i) operating costs, including lease expense, for our five new parks, (ii) Six Flags Magic Mountain moving to a 365-day calendar, (ii) ongoing operations of newly added waterparks in Concord, California and Oaxtepec, Mexico, and (iii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the six months ended June 30, 2018 increased $24.6 million, or 29%, compared to the six months ended June 30, 2017 primarily as a result of an increase in stock-based compensation expense related to the Project 600 Performance Award. During the three months ended June 30, 2017, we determined that full achievement of the Project 600 Performance Award was no longer deemed probable, which resulted in an adjustment to the stock-based compensation expense incurred to date to reflect partial achievement. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018.

Cost of products sold
Cost of products sold in the six months ended June 30, 2018 increased $4.9 million, or 11%, compared to the six months ended June 30, 2017 primarily as a result of the increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the six months ended June 30, 2018 increased slightly versus the comparable period ended June 30, 2017.
Depreciation and amortization expense
Depreciation and amortization expense for the six months ended June 30, 2018 increased $2.4 million, or 5%, compared to the six months ended June 30, 2017. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments, partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets for the six months ended June 30, 2018 decreased $0.2 million compared to the same period in the prior year primarily as a result of fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $5.2 million, or 11%, for the six months ended June 30, 2018 relative to the comparable period in the prior year primarily as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and 2027 Notes, and higher levels of borrowing under the Amended and Restated Revolving Loan.
Loss on extinguishment of debt
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
Income Tax Expense (Benefit)
Income tax expense (benefit) increased $5.8 million, for the six months ended June 30, 2018 relative to the comparable period in the prior year primarily as a result of a $36.9 million charge related to the early retirement of debt in April 2017 partially offset by the reduction in federal tax rates year over year to 21% from 35% due to the Tax Cuts and Jobs Act.

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
In February 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.70 per share of common stock to $0.78 per share of common stock. During the six months ended June 30, 2018 and June 30, 2017, Holdings paid $131.3 million and $113.3 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $265.0 million in total cash dividends on our common stock for the 2018 calendar year.
On June 7, 2016, Holdings announced that its Board of Directors approved a stock repurchase program that permitted Holdings to repurchase $500.0 million in shares of Holdings' common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program,

Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average cost per share of $59.58.
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of July 20, 2018, Holdings has repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
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
On April 18, 2018, we entered into an amendment to the Amended and Restated Credit Facility that increased our Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes including repurchases of the Company’s common stock.
As of June 30, 2018, our total indebtedness, net of discount and deferred financing costs, was approximately $2,180.4 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018 and 2019, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $100.0 million during 2018 and 2019. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of June 30, 2018, we had approximately $68.6 million of unrestricted cash and $109.8 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.
During the six months ended June 30, 2018, net cash provided by operating activities was $134.7 million. Net cash used in investing activities during the six months ended June 30, 2018 was $109.6 million, consisting primarily of capital expenditures and the purchase of our five new parks. Net cash used in financing activities during the six months ended June 30, 2018 was $33.4 million, primarily attributable to payments of $80.9 million for stock repurchases and $131.3 million in cash dividends, partially offset by net borrowings under the Amended and Restated Revolving Loan and proceeds from option exercises.
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
Contractual Obligations
Since December 31, 2017, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business and as disclosed above. Set forth below is certain updated information regarding our debt obligations as of June 30, 2018:

	Payment Due by Period
(Amounts in thousands)	2018	2019-2020	2021-2022	2023 and beyond	Total
Interest on long-term debt (1)	$45,126	$194,025	$182,169	$221,250	$665,133
Real property operating leases	$13,819	$27,638	$28,347	$223,599	$293,403

(1)
See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 30, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2018, there have been no material changes in our market risk exposure from that disclosed in the 2017 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although this new revenue standard has had an immaterial impact on our ongoing net income, in connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2017 Annual Report, and in Note 5 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended June 30, 2018.
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff's leave to appeal. We intend to continue to vigorously defend ourselves against this litigation.

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
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of July 20, 2018, Holdings has repurchased 4,078,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended June 30, 2018 under the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	April 1 - April 30	23	$63.86	23	$261,827,000
Month 2	May 1 - May 31	46	$63.86	46	$261,824,000
Month 3	June 1 - June 30	—	$—	—	$261,824,000
		69	$63.86	69	$261,824,000

ITEM 6.	EXHIBITS AND EXHIBIT INDEX

Exhibit 3.1*	Certificate of Amendment to Restated Certificate of Incorporation of Six Flags Entertainment Corporation
Exhibit 10.1
First Incremental Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2018, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, the Incremental Term Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent-incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2018

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 25, 2018	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	July 25, 2018	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer