Form 10-Q
period 2018-09-30
Six Flags Entertainment Corp
filed 2018-10-24
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended September 30, 2018 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At October 19, 2018, Six Flags Entertainment Corporation had 84,419,385 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements and open new theme parks and waterparks in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, (iv) the expected impact and adoption of new laws, regulations and accounting policies, (v) our expectations regarding uncertain tax positions, (vi) our ability to realize the benefits of acquisitions and the timing and certainty of future growth opportunities and strategic initiatives, and (vii) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	September 30, 2018	December 31, 2017
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,557	$77,496
Accounts receivable, net	171,867	72,693
Inventories	35,826	24,960
Prepaid expenses and other current assets	67,158	45,923
Total current assets	343,408	221,072
Property and equipment, net:
Property and equipment, at cost	2,197,350	2,095,887
Accumulated depreciation	(930,786)	(857,930)
Total property and equipment, net	1,266,564	1,237,957
Other assets:
Debt issuance costs	2,092	2,991
Deposits and other assets	12,403	12,821
Goodwill	659,248	630,248
Intangible assets, net of accumulated amortization of $20,537 and $19,584 as of September 30, 2018 and December 31, 2017, respectively	349,720	351,587
Total other assets	1,023,463	997,647
Total assets	$2,633,435	$2,456,676

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$51,273	$28,998
Accrued compensation, payroll taxes and benefits	33,307	26,576
Accrued insurance reserves	40,644	39,347
Accrued interest payable	21,268	26,288
Other accrued liabilities	58,833	34,617
Deferred revenue	192,925	142,014
Total current liabilities	398,250	297,840
Noncurrent liabilities:
Long-term debt	2,062,467	2,021,178
Other long-term liabilities	31,479	41,488
Deferred income taxes	142,450	106,851
Total noncurrent liabilities	2,236,396	2,169,517
Total liabilities	2,634,646	2,467,357

Redeemable noncontrolling interests	514,002	494,431

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 84,394,292 and 84,488,433 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,110	2,112
Capital in excess of par value	1,146,990	1,086,265
Accumulated deficit	(1,595,807)	(1,529,608)
Accumulated other comprehensive loss, net of tax	(68,506)	(63,881)
Total stockholders' deficit	(515,213)	(505,112)
Total liabilities and stockholders' deficit	$2,633,435	$2,456,676
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2018	September 30, 2017
Theme park admissions	$350,977	$331,244
Theme park food, merchandise and other	232,952	223,861
Sponsorship, international agreements and accommodations	35,891	25,313
Total revenues	619,820	580,418
Operating expenses (excluding depreciation and amortization shown separately below)	188,704	167,450
Selling, general and administrative expenses (including stock-based compensation of $10,183 in 2018 and a reversal of stock-based compensation of $(35,740) in 2017, and excluding depreciation and amortization shown separately below)	65,783	11,629
Costs of products sold	50,081	45,951
Other net periodic pension benefit	(1,290)	(846)
Depreciation	29,008	27,962
Amortization	612	571
Loss on disposal of assets	386	2,010
Interest expense	27,142	25,892
Interest income	(157)	(171)
Other (income) expense, net	(130)	375
Income before income taxes	259,681	299,595
Income tax expense	55,260	98,665
Net income	204,421	200,930
Less: Net income attributable to noncontrolling interests	(20,004)	(19,605)
Net income attributable to Six Flags Entertainment Corporation	$184,417	$181,325

Weighted-average common shares outstanding:
Basic:	84,143	84,480
Diluted:	85,516	85,876

Net income per average common share:
Basic:	$2.19	$2.15
Diluted:	$2.16	$2.11

Cash dividends declared per common share	$0.78	$0.64
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2018	September 30, 2017
Theme park admissions	$657,769	$604,105
Theme park food, merchandise and other	451,253	429,033
Sponsorship, international agreements and accommodations	85,182	69,180
Total revenues	1,194,204	1,102,318
Operating expenses (excluding depreciation and amortization shown separately below)	455,168	406,906
Selling, general and administrative expenses (including stock-based compensation of $30,772 in 2018 and a reversal of stock-based compensation of ($39,055) in 2017, and excluding depreciation and amortization shown separately below)	175,507	96,778
Costs of products sold	100,064	91,021
Other net periodic pension benefit	(3,844)	(2,538)
Depreciation	84,335	80,776
Amortization	1,835	1,870
Loss on disposal of assets	2,551	4,337
Interest expense	80,820	74,322
Interest income	(470)	(444)
Loss on debt extinguishment	—	37,109
Other expense, net	2,159	40
Income before income taxes	296,079	312,141
Income tax expense	59,498	97,128
Net income	236,581	215,013
Less: Net income attributable to noncontrolling interests	(40,007)	(39,210)
Net income attributable to Six Flags Entertainment Corporation	$196,574	$175,803

Weighted-average common shares outstanding:
Basic:	84,087	87,676
Diluted:	85,504	89,434

Net income per average common share:
Basic:	$2.34	$2.01
Diluted:	$2.30	$1.97

Cash dividends declared per common share	$2.34	$1.92
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017
Net income	$204,421	$200,930
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	3,338	248
Defined benefit retirement plan (2)	135	129
Change in cash flow hedging (3)	—	98
Other comprehensive income, net of tax	3,473	475
Comprehensive income	207,894	201,405
Less: Comprehensive income attributable to noncontrolling interests	(20,004)	(19,605)
Comprehensive income attributable to Six Flags Entertainment Corporation	$187,890	$181,800

(1)	Foreign currency translation adjustment is presented net of tax expense of $0.9 million and $0.1 million for the three months ended September 30, 2018 and September 30, 2017, respectively.

(2)
Defined benefit retirement plan is presented net of nominal tax expense for the three months ended September 30, 2018, and net of tax expense of $0.1 million for the three months ended September 30, 2017.

(3)	Change in cash flow hedging is presented net of tax expense of $0.1 million for the three months ended September 30, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017
Net income	$236,581	$215,013
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	4,413	5,027
Defined benefit retirement plan (2)	401	386
Change in cash flow hedging (3)	—	408
Other comprehensive income, net of tax	4,814	5,821
Comprehensive income	241,395	220,834
Less: Comprehensive income attributable to noncontrolling interests	(40,007)	(39,210)
Comprehensive income attributable to Six Flags Entertainment Corporation	$201,388	$181,624

(1)	Foreign currency translation adjustment is presented net of tax expense of $1.2 million and $2.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.1 million and $0.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.3 million for the nine months ended September 30, 2017.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$236,581	$215,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,170	82,646
Stock-based compensation	30,772	(39,055)
Interest accretion on notes payable	1,007	723
Loss on debt extinguishment	—	37,109
Amortization of debt issuance costs	2,972	3,101
Other, including loss on disposal of assets	5,755	2,023
Increase in accounts receivable	(94,567)	(39,273)
Increase in inventories, prepaid expenses and other current assets	(24,614)	(11,374)
Decrease (increase) in deposits and other assets	515	(3,769)
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	68,786	53,851
Decrease in accrued interest payable	(5,020)	(6,621)
Deferred income taxes	33,654	85,282
Net cash provided by operating activities	342,011	379,656

Cash flows from investing activities:
Additions to property and equipment	(112,242)	(116,548)
Acquisition of theme park assets, net of cash acquired	(19,059)	—
Sale of restricted-use investments, net	—	2,106
Proceeds from sale of assets	55	11
Net cash used in investing activities	(131,246)	(114,431)

Cash flows from financing activities:
Repayment of borrowings	(257,000)	(949,161)
Proceeds from borrowings	296,000	1,313,000
Payment of debt issuance costs	(793)	(37,336)
Payment of cash dividends	(198,245)	(168,034)
Proceeds from issuance of common stock	40,477	36,256
Stock repurchases	(80,992)	(499,442)
Purchase of redeemable noncontrolling interests	(353)	(128)
Distributions to noncontrolling interests	(20,003)	(19,605)
Net cash used in financing activities	(220,909)	(324,450)

Effect of exchange rate on cash	1,205	4,523

Net decrease in cash and cash equivalents	(8,939)	(54,702)
Cash and cash equivalents at beginning of period	77,496	137,385
Cash and cash equivalents at end of period	$68,557	$82,683

Supplemental cash flow information
Cash paid for interest	$81,861	$77,120
Cash paid for income taxes	$24,659	$11,179
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 25 parks we currently own or operate, 22 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded theme parks outside of North America.
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
Results of operations for the nine months ended September 30, 2018 are not indicative of the results expected for the full year. In particular, our park operations contribute a substantial majority of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $113.7 million and $113.5 million as of September 30, 2018 and December 31, 2017, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to utilize all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2018 and December 31, 2017, we had no recorded amounts for accrued interest or penalties.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the "Tax Act") was signed into law making significant changes to the Internal Revenue Code. The changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21%, the transition of U.S. international taxation from a worldwide tax system to a territorial system, allowing for immediate expensing of certain qualified property, modifications to many business deductions and credits, and providing various tax incentives. On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. SAB 118 provides that in these cases a registrant should continue to apply Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-06, Income Taxes ("Topic 740"), based on the tax laws in effect immediately prior to the Tax Act. SAB 118 provides a measurement period for registrants to complete accounting under Topic 740 that should not extend past the one-year anniversary of the Tax Act's enactment. We made reasonable estimates of the impact that changes to Internal Revenue Code Section 162(m) would have on our tax provision for the year ended December 31, 2017 based on interpretations of and assumptions under the guidance released by the Internal Revenue Service. Due to the complexity of the Tax Act as it relates to global intangible low taxed income (“GILTI”), we will continue to evaluate how the income tax provision will be accounted for under U.S. GAAP wherein companies are permitted to make an accounting policy election to either (i) account for GILTI as a component of tax expense in the period in which the company is subject to the rules, or (ii) account for GILTI in the company’s measurement of deferred taxes. Currently, we have not elected a method and will only do so after we complete our analysis of the GILTI provisions.

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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Earnings per common share for the three and nine months ended September 30, 2018 and September 30, 2017 was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
(Amounts in thousands, except per share data)
Net income attributable to Six Flags Entertainment Corporation	$184,417	$181,325	$196,574	$175,803

Weighted-average common shares outstanding — basic:	84,143	84,480	84,087	87,676
Effect of dilutive stock options and restricted shares	1,373	1,396	1,417	1,758
Weighted-average common shares outstanding — diluted:	85,516	85,876	85,504	89,434

Earnings per share — basic:	$2.19	$2.15	$2.34	$2.01
Earnings per share — diluted:	$2.16	$2.11	$2.30	$1.97
The computation of diluted earnings per share excluded the effect of 881,000 and 1,111,000 antidilutive stock options for the three months ended September 30, 2018 and September 30, 2017, respectively. The computation of diluted earnings per share excluded the effect of 729,000 and 886,000 antidilutive stock options and restricted shares for the nine months ended September 30, 2018 and September 30, 2017, respectively.

e.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. We present the estimated fair values and classifications of our financial instruments in accordance with FASB Accounting Standards Consideration ("ASC") Topic 820, Fair Value Measurement.
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
During the year ended December 31, 2014, a performance award was established based on our goal to achieve "Modified EBITDA" of $600 million by 2017 (the "Project 600 Performance Award"). "Modified EBITDA" is defined as the Company's consolidated income from continuing operations excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. The compensation committee of Holdings' Board of Directors determined that, since the incremental investment in the new waterpark in Mexico was not planned when the Project 600

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Performance Award goal was determined, the Project 600 Performance Award goal would be increased by an amount based on the Company’s cost of capital multiplied by the incremental investment, prorated for the number of months in 2017 the waterpark was open less pre-opening expenses incurred in 2017. Additionally, since our acquisition of lease rights to operate five parks owned by EPR Properties, LLC in June 2018 was not planned when the Project 600 Performance Award goal was established, the compensation committee determined to calculate an increase to the Project 600 Performance Award goal using a methodology similar to that used in connection with the new waterpark in Mexico. The Project 600 Performance Award goal was increased by $1.1 million for the new waterpark in Mexico, and $4.2 million for the five new leased parks to $605.3 million. We currently recognize stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018, which would result in the award of half of the aggregate number of shares, or approximately 1,118,000 shares, plus associated dividend equivalent rights ("DERs").
The following table summarizes stock-based compensation expense related to the Project 600 Performance Award and related DERs for the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Project 600 Performance Award	$5,201	$(36,691)	$16,899	$(45,076)
Project 600 Performance Award - DERs	840	(2,861)	2,283	(4,082)
Total Project 600 Performance Award Expense	$6,041	$(39,552)	$19,182	$(49,158)
In total, we have recognized $71.8 million and $9.9 million in stock-based compensation expense related to the Project 600 Performance Award and associated DERs, respectively, since we began recognizing stock-based compensation expense for this award during the third quarter of 2016. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended September 30, 2018, the total unrecognized compensation expense related to the Project 600 Performance Award was $6.3 million, plus approximately $1.7 million for the associated DERs, which will be recognized over the remaining service period.
During the three and nine months ended September 30, 2018 and September 30, 2017, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Long-Term Incentive Plan	$10,108	$(35,815)	$30,518	$(39,245)
Employee Stock Purchase Plan	75	75	254	190
Total Stock-Based Compensation	$10,183	$(35,740)	$30,772	$(39,055)
As of September 30, 2018, options to purchase approximately 5,475,000 shares of common stock of Holdings and approximately 16,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan, and approximately 3,607,000 shares were available for future grant.

g.	Revenue Recognition
FASB ASC 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the first paragraph under "Recently Adopted Accounting Pronouncements" below, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2018, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program and member dining program that will be recognized in 2018 and 2019 and (iv) sponsorship, international agreements and accommodations revenues that will be recognized in 2018.
We have entered into international agreements to assist third parties in the planning, design, development and operation of Six Flags-branded theme parks outside of North America. These agreements typically consist of a brand licensing agreement, project services agreement, and management services agreement. Under Topic 606, we treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with each third party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct as the third party could benefit from each service on its own with other readily available resources and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
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
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of September 30, 2018 and December 31, 2017, we have recorded an allowance for doubtful accounts of $17.5 million and $4.2 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

i.	Acquisition of Theme Park Assets
On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC (the "five new parks"). We completed the transaction on June 1, 2018. In connection with the purchase agreement, we entered into operating leases with EPR Properties, LLC, under which we are the tenant. The five new parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. These acquisitions expanded our portfolio of parks in North America to twenty-five. The financial results of the five new parks since the acquisition date are included in our condensed consolidated statements of operations. Assets acquired and liabilities assumed, consisting primarily of working capital, are reflected in our condensed consolidated financial statements. We paid $19.1 million in cash to Premier Parks, LLC for the five new parks, which reflects the $23.0 million purchase price, less net working capital and other adjustments. We recorded $29.0 million of goodwill in connection with the acquisition, which is attributable to the excess of the purchase price over the net working capital liabilities we assumed. We expect to complete our purchase price allocation during 2018 for certain items that existed at the acquisition date and were provisionally accounted for at that time. During the measurement period, we may revise the value of the assets and liabilities acquired, including goodwill, as appropriate; however, any adjustments are not expected to be material.

j.	Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU 2015-14"), to defer the effective date of ASU 2014-09 for one year. The new guidance became effective for annual and interim periods beginning after December 15, 2017 and replaced most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016 08/10 permits the use of either a retrospective or cumulative effect transition method, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On January 1, 2018, we adopted Topic 606 using the modified retrospective transition method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). Refer to Note 2 for additional information.
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
On January 1, 2018, we adopted ASU 2016-15 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not result in a material impact to the presentation of our condensed consolidated statement of cash flows.
In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting effects of ASU 2016-18 did not result in a material impact to the presentation of our condensed consolidated statement of cash flows.
In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07"). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 also require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the condensed consolidated statements of operations. On January 1, 2018, we adopted ASU 2017-07 using a retrospective transition method to each period presented. Accordingly, the service cost component of net periodic pension cost allocated to our park employees and corporate employees was included within "Operating expenses" and "Selling, general and administrative expenses," respectively, while the other cost components were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.
Certain prior year amounts in the condensed consolidated statements of operations were reclassified to conform to current year presentation in connection with the adoption of ASU 2017-07. For the three and nine months ended September 30, 2017, the Company reclassified $0.8 million and $2.4 million, respectively, from "Operating expenses" to "Other net periodic pension benefit." This amount represents the non-service cost component of net periodic pension costs allocable to our park level employees. For the three and nine months ended September 30, 2017, the Company reclassified $0.1 million and $0.2 million, respectively, from "Selling, general and administrative expenses" to "Other net periodic pension benefit". This amount represents the non-service cost component of net periodic pension costs allocable to our corporate employees. A nominal

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

amount of non-service cost components remains in "Other (income) expense, net" and is not reclassified to "Other net periodic pension benefit." These amounts directly relate to certain other parks that we no longer operate but continue to service pension benefits for former employees of those parks.
In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The amendments in ASU 2018-02 allow entities to reclassify from "Accumulated other comprehensive income" ("AOCI") to retained earnings "stranded" tax effects resulting from passage of the Tax Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (e.g., employee benefits and cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Tax Act but do not directly relate to the change in the federal tax rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 may be applied retrospectively to each period in which the effect of the Tax Act is recognized or an entity may elect to apply the amendments in the period of adoption. On January 1, 2018, we elected to early adopt ASU 2018-02, and applied the amendments in the period of adoption. As a result, we reclassified $9.4 million of "stranded" tax effects of the Tax Act from "Accumulated other comprehensive loss" to "Accumulated deficit" as of January 1, 2018.

k.	Recent Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. An entity should apply ASU 2016-02 using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and early adoption is permitted; however, the FASB recently proposed an optional transition method for which entities would still adopt ASU 2016-02 using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. The new standard provides a number of optional practical expedients for the Company's transition. We expect to elect the "package of practical expedients", which permits us not to reassess under ASU 2016-02 our prior conclusions about lease identification, lease classification and initial direct costs. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to (i) the recognition of new right of use assets and lease liabilities on our consolidated balance sheets related to land leases and other operating leases with durations greater than twelve months; and (ii) providing significant new disclosures about our leasing activities. We do not anticipate this new standard will have a material effect on our results of operations or cash flows.

2.	Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded a net reduction to our opening "Accumulated deficit" of $4.9 million, net of taxes of $1.3 million as of January 1, 2018, to recognize the cumulative impact of adopting Topic 606, with the impact primarily related to our international agreements revenue. The impact to revenues for the three and nine months ended September 30, 2018 was an increase of $1.3 million and $5.7 million, respectively, as a result of applying Topic 606.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In accordance with the new revenue standard disclosure requirements, the impact of adoption of Topic 606 on our condensed consolidated balance sheet as of September 30, 2018 was as follows:

(Amounts in thousands)	Balance at September 30, 2018
Balance Sheet	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$171,867	$172,065	$(198)

Liabilities
Deferred revenue	192,925	193,242	(317)
Deferred income taxes	142,450	142,342	108

Stockholders' Deficit
Accumulated deficit	(1,595,807)	(1,595,400)	(407)
Total stockholders' deficit	(515,213)	(514,806)	(407)
The impact of adoption of Topic 606 on our condensed consolidated statements of operations for the three and nine months ended September 30, 2018 was as follows:

(Amounts in thousands)	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Statement of Operations	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Revenues
Sponsorship, international agreements and accommodations	$35,891	$34,572	$1,319	$85,182	$79,516	$5,666

Costs and expenses
Income tax expense	55,260	54,983	277	59,498	58,308	1,190

Net income	184,417	183,375	1,042	196,574	192,098	4,476
The following tables present our revenues disaggregated by contract duration for the three and nine months ended September 30, 2018 and September 30, 2017, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

(Amounts in thousands)	Three Months Ended September 30, 2018
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$43,976	$10,032	$25,703	$79,711
Short-term contracts and other (a)	307,001	222,920	10,188	540,109
Total revenues	$350,977	$232,952	$35,891	$619,820

(Amounts in thousands)	Three Months Ended September 30, 2017
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$40,866	$7,375	$14,922	$63,163
Short-term contracts and other (a)	290,378	216,486	10,391	517,255
Total revenues	$331,244	$223,861	$25,313	$580,418

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(Amounts in thousands)	Nine Months Ended September 30, 2018
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$78,203	$18,419	$60,938	$157,560
Short-term contracts and other (a)	579,566	432,834	24,244	1,036,644
Total revenues	$657,769	$451,253	$85,182	$1,194,204

(Amounts in thousands)	Nine Months Ended September 30, 2017
	Theme Park Admissions	Theme Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$72,334	$14,261	$43,797	$130,392
Short-term contracts and other (a)	531,771	414,772	25,383	971,926
Total revenues	$604,105	$429,033	$69,180	$1,102,318
(a) Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
Our long-term contracts consist of season passes with customers, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks' operating season. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party's products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue generated from international agreements to be significant to the financial statements. Refer to Note 1 for additional information on our accounting for performance obligations in these contracts.
The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship contracts and international agreements may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. We do not believe there will be significant changes to our estimates of variable consideration. Our brand licensing and management services performance obligations include royalty payments and management fees, respectively, based on gross sales from Six Flags-branded theme parks. We have elected to apply the sales-based royalty exemption to the brand licensing performance obligation, and accordingly do not estimate revenue attributable to the gross sales-based royalty. We have also elected to apply the direct allocation exemption to the management services performance obligation and accordingly do not estimate revenue attributable to the gross sales based management fee.
We recognize season pass revenue in "Theme park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements, using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue." As a result of the adoption of Topic 606, we recognized an increase to "Sponsorship, international agreements and accommodations" revenue previously recognized in prior periods of $1.3 million and $5.7 million during the three and nine months ended September 30, 2018, respectively.
At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $39.0 million and $89.6 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $102.9 million. As of September 30, 2018, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $109.7 million in 2018, $80.5 million in 2019, $48.1 million in 2020, $34.8 million in 2021, and $27.7 million in 2022 and thereafter.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Short-term Contracts and Other
Our short-term contracts consist primarily of season passes and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from customer's purchase of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks' operating season for a fixed fee. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party's products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.
We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Theme park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue". There was no change in the pattern of recognition for season pass and membership revenue during the three and nine months ended September 30, 2018 under Topic 606, as compared to historic accounting under Topic 605.
Other revenues consist primarily of revenues from single-use tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we apply the practical expedient to recognize revenue for single-use ticket sales, in-park services, accommodations, and other miscellaneous services and goods for which we have the right to invoice.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
On April 18, 2018, we entered into an amendment to the Amended and Restated Credit Facility that increased our Amended and Restated Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including share repurchases.
As of September 30, 2018 and December 31, 2017, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $18.1 million and $18.7 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2018, the Amended and Restated Revolving Loan unused commitment fee was 0.25%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of September 30, 2018 and December 31, 2017, $583.8 million and $544.8 million was outstanding under the Amended and Restated Term Loan B, respectively. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of September 30, 2018, the applicable interest rate on the Amended and Restated Term Loan B was 3.85%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
Amounts outstanding under the Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Amended and Restated

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, (i) a minimum interest coverage covenant and (ii) a maximum senior leverage maintenance covenant). In addition, the Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, certain activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.
2024 Notes and 2027 Notes
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B, and we used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily included share repurchases.
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
Long-Term Indebtedness Summary
As of September 30, 2018 and December 31, 2017, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2018	December 31, 2017
Amended and Restated Term Loan B	$583,750	$544,750
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Net discount	(7,129)	(8,137)
Deferred financing costs	(14,154)	(15,435)
Total long-term debt	$2,062,467	$2,021,178
Fair-Value of Long-Term Indebtedness
As of September 30, 2018 and December 31, 2017, the fair value of our long-term debt was $2,042.4 million and $2,057.1 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

4.	Accumulated Other Comprehensive Loss
Changes in the composition of AOCI during the nine months ended September 30, 2018 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2017	$(28,822)	$(41,959)	$6,900	$(63,881)
Amounts reclassified from accumulated other comprehensive income (loss)	—	540	(139)	401
Current period other comprehensive income (loss) activity	5,588	—	(1,175)	4,413
Effects of adoption of ASU 2018-02	—	—	(9,439)	(9,439)
Balances at September 30, 2018	$(23,234)	$(41,419)	$(3,853)	$(68,506)
The Company adopted ASU 2018-02 on January 1, 2018. The amendments in ASU 2018-02 allow entities to reclassify from AOCI to stockholders' deficit certain "stranded" tax effects resulting from passage of the Tax Act. As a result of the adoption as shown above, we reclassified $9.4 million of "stranded" tax effects of the Tax Act from "Accumulated other comprehensive loss" to "Accumulated deficit" as of January 1, 2018.
The Company had the following reclassifications out of AOCI during the three and nine months ended September 30, 2018 and September 30, 2017:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI		September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$—	$160	$—	$611
	Income tax expense	—	(62)	—	(238)
	Net of tax	$—	$98	$—	$373

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$182	$211	$540	$632
	Income tax expense	(47)	(83)	(139)	(247)
	Net of tax	$135	$128	$401	$385

Total reclassifications		$135	$226	$401	$758

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

5.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $71.1 million in 2018 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2018, our share of the distribution will be approximately $31.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2018, is $387.0 million in the case of SFOG and $485.2 million in the case of SFOT. As of September 30, 2018, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2018 annual offer, no partnership units in the Georgia partnership were tendered for purchase, and we purchased 0.175 units of the Texas partnership for approximately $0.4 million in May 2018. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2019 at both parks will be approximately $494.0 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
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
We incurred $24.7 million of capital expenditures at these parks during the 2017 season and intend to incur approximately $17.5 million of capital expenditures at these parks for the 2018 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $77.3 million of cash in 2017 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2018 and December 31, 2017, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

$100.0 million per occurrence. For incidents arising after November 15, 2003 but prior to December 31, 2008, our self-insured retention is $2.5 million per occurrence ($2.0 million per occurrence for the twelve months ended November 15, 2003 and $1.0 million per occurrence for the twelve months ended November 15, 2002) for our domestic parks and a nominal amount per occurrence for our international parks. For incidents arising after November 1, 2004 but prior to December 31, 2008, we have a one-time additional $0.5 million self-insured retention, in the aggregate, applicable to all claims in the policy year. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in our industry. Our all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.
Tax and Other Contingencies
As of September 30, 2018 and December 31, 2017, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery of losses in the future if such liabilities are not requested to be paid.

6.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of September 30, 2018, redeemable noncontrolling interests in the SFOT and SFOG partnerships was $237.2 million and $276.8 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2017	$227,593	$266,838	$494,431
Purchase of redeemable units of SFOT	(353)	—	(353)
Fresh start accounting fair market value adjustment for purchased units	(80)	—	(80)
Net income attributable to noncontrolling interests	20,086	19,921	40,007
Distributions to noncontrolling interests	$(10,043)	$(9,960)	$(20,003)
Balance at September 30, 2018	$237,203	$276,799	$514,002
See Note 5 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements. The redemption value of the noncontrolling partnership units in SFOT and SFOG as of September 30, 2018 was approximately $227.2 million and $266.8 million, respectively.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$204,421	$200,930	$236,581	$215,013
Interest expense, net	26,985	25,721	80,350	73,878
Income tax expense	55,260	98,665	59,498	97,128
Depreciation and amortization	29,620	28,533	86,170	82,646
Corporate expenses	12,523	9,768	41,656	36,258
Stock-based compensation (reversal)	10,183	(35,740)	30,772	(39,055)
Non-operating park level expense, net:
Loss on disposal of assets	386	2,010	2,551	4,337
Loss on debt extinguishment	—	—	—	37,109
Other (income) expense, net	(130)	375	2,159	40
Park EBITDA	$339,248	$330,262	$539,737	$507,354

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded theme parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the nine months ended September 30, 2018 and September 30, 2017:

	Domestic	Foreign	Total
2018	(Amounts in thousands)
Long-lived assets	$2,171,503	$104,029	$2,275,532
Revenues	1,101,836	92,368	1,194,204
Income before income taxes	274,811	21,268	296,079
2017
Long-lived assets	$2,134,645	$102,340	$2,236,985
Revenues	1,015,047	87,271	1,102,318
Income before income taxes	292,648	19,493	312,141

8.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$250	$425	$1,050	$1,275
Interest cost	1,844	2,065	5,542	6,196
Expected return on plan assets	(3,431)	(3,211)	(10,307)	(9,632)
Amortization of net actuarial loss	182	211	540	632
Total net periodic benefit	$(1,155)	$(510)	$(3,175)	$(1,529)
The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Discount rate	3.45%	3.90%	3.45%	3.90%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%
Employer Contributions
During each of the nine months ended September 30, 2018 and September 30, 2017 we made pension contributions of $6.0 million.

9.	Stock Repurchase Plans
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
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 19, 2018, Holdings repurchased 4,079,000 shares at a cumulative cost of approximately $238.2 million and an average price per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.

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
Overview
General
We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 25 regional theme parks and waterparks, 22 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
The results of operations for the nine months ended September 30, 2018 and September 30, 2017 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. We have added operating days to several of our parks during both the first and fourth quarters to help balance the seasonal nature of our business.
Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 55% of total revenues during each of the nine months ended September 30, 2018 and September 30, 2017), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first nine months of 2018, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased, primarily as a result of (i) a 6% increase in attendance primarily related to our acquisition of five new parks on June 1, 2018, our new waterparks in Mexico and California and the impact of 365-day operations at Six Flags Magic Mountain, (ii) a 23% increase in sponsorship, international agreements and accommodations revenues, and (iii) a $0.61 or 1% increase in guest spending per-capita, which excludes sponsorship, international agreements, and accommodations. These increases were partially offset by an increase in cash operating costs, primarily resulting from (i) incremental investments to acquire, integrate, and operate our five new parks including the operating lease expense; (ii) our waterpark in Concord, California which we began operating in May 2017; and (iii) increased costs from mandated minimum wage increases and competitive labor markets. Total revenue per capita (representing total revenue divided by total attendance) increased relative to the comparable period in the prior year by $1.07, or 2%.
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
Recent Events
On February 20, 2018, we announced a new initiative in connection with Jones Lang LaSalle, Inc., a global professional services firm that specializes in real estate and investment management, to power two more of our parks – Six Flags Discovery Kingdom in Vallejo, California and Six Flags Magic Mountain, near Los Angeles, California – almost entirely with solar power. A renewable energy independent power producer will build, own and operate the renewable energy systems in California. Separately, in September 2018, construction of a solar energy project began at Six Flags Great Adventure in Jackson, New Jersey.
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
On April 24, 2018, we, along with our partner in China, Riverside Investment Group, announced an international agreement to develop three Six Flags-branded parks in Nanjing, China, which will be the partner’s third park complex.
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
In September 2018, Six Flags Over Texas and Hurricane Harbor sustained damage from severe flooding in the area. We have filed property insurance claims, including business interruption, with our insurers. While no assurances can be made, we expect to recover the full amount of the damage less the deductible.
On October 9, 2018, we entered into a lease agreement with the Rockford Park District that will allow Six Flags to operate Magic Waters, a 43-acre waterpark in Rockford, Illinois. We expect the lease to commence in the spring of 2019, following the satisfaction of certain conditions.
The leisure and entertainment complex in Dubai, phase 1 of which opened in 2016, has had performance challenges. As a result, our third party partner is currently conducting a strategic review of their assets and in particular phase 2 of the complex, which includes the Six Flags-branded theme park. Our partner is evaluating options with regard to the complex. While there can be no assurances as to the ultimate outcome of the evaluation, our partner is current on all of their financial obligations to us.

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table sets forth summary financial information for the three months ended September 30, 2018 and September 30, 2017:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2018	September 30, 2017
Total revenue	$619,820	$580,418	7%
Operating expenses	188,704	167,450	13%
Selling, general and administrative expenses	65,783	11,629	N/M
Costs of products sold	50,081	45,951	9%
Other net periodic pension benefit	(1,290)	(846)	52%
Depreciation and amortization	29,620	28,533	4%
Loss on disposal of assets	386	2,010	(81)%
Interest expense, net	26,985	25,721	5%
Other (income) expense, net	(130)	375	N/M
Income before income taxes	259,681	299,595	(13)%
Income tax expense	55,260	98,665	(44)%
Net income	204,421	200,930	2%
Less: Net income attributable to noncontrolling interests	(20,004)	(19,605)	2%
Net income attributable to Six Flags Entertainment Corporation	$184,417	$181,325	2%

Other Data:
Attendance	13,572	12,926	5%
Total revenue per capita	$45.67	$44.90	2%
Revenue
Revenue for the three months ended September 30, 2018 totaled $619.8 million, an increase of $39.4 million, or 7%, compared to $580.4 million for the three months ended September 30, 2017. The revenue growth was attributable to a 5% increase in attendance primarily driven by our five new parks acquired on June 1, 2018 and our newly added waterpark in Concord, California, as well as a 42% increase in sponsorship, international agreements and accommodations revenue. In addition, guest spending per-capita, which excludes sponsorship, international agreements and accommodations, increased to $43.02 during the three months ended September 30, 2018 from $42.94 during the three months ended September 30, 2017. The increase in guest spending per capita related primarily to ticket price gains and premium membership sales more than offsetting the lower guest spending per capita at our five new parks, which have a higher mix of waterpark attendance.
Admissions revenue per capita for the three months ended September 30, 2018 increased $0.23, or 1%, relative to the comparable period in the prior year. This increase was primarily driven by continued pricing improvements related to all tickets, coupled with an increase in our premium membership sales, partially offset by the lower admissions revenue per capita at our five new parks. Non-admissions revenue per capita for the three months ended September 30, 2018 decreased $0.15, or less than 1%, relative to the comparable period in the prior year, primarily as a result of a greater percentage of the attendance at our five new parks coming from waterpark visits, which have lower non-admissions per-capita guest spending.
Operating Expenses
Operating expenses for the three months ended September 30, 2018 increased $21.3 million, or 13%, relative to the comparable period in the prior year, primarily as a result of (i) operating costs, including lease expense, for our five new parks and (ii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2018 increased $54.2 million compared to the three months ended September 30, 2017 primarily as a result of an increase in stock-based compensation expense related to the Project 600 Performance Award. During the three months ended September 30, 2017, we determined that full or partial achievement of the Project 600 Performance Award was no longer deemed probable, which resulted in an adjustment to the stock-based compensation expense incurred to date for the three months ended September 30, 2017, to reflect late achievement. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018. Our advertising expenses also increased for the three months ended September 30, 2018 in connection with supporting our five new parks.
Cost of products sold
Cost of products sold in the three months ended September 30, 2018 increased $4.1 million, or 9%, compared to the three months ended September 30, 2017, primarily due to increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the three months ended September 30, 2018 increased slightly relative to the comparable period in the prior year, primarily as a result of product mix, including the growth of our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended September 30, 2018 increased $1.1 million, or 4%, compared to the three months ended September 30, 2017. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program.
Loss on disposal of assets
Loss on disposal of assets for the three months ended September 30, 2018 decreased $1.6 million, or 81%, compared to the same period in the prior year, primarily as a result of fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $1.3 million, or 5%, for the three months ended September 30, 2018 relative to the comparable period in the prior year, primarily as a result of (i) the incremental interest incurred on a higher debt balance resulting from the $39.0 million upsize to our Amended and Restated Term Loan B, (ii) higher levels of borrowing under the Amended and Restated Revolving Loan, and (iii) the impact of rising interest rates.
Income Tax Expense
Income tax expense decreased $43.4 million, or 44%, for the three months ended September 30, 2018 relative to the comparable period in the prior year primarily as a result of the reduction in federal tax rates year over year to 21% under the Tax Act, from 35% in the comparable period in the prior year.

Results of Operations
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table sets forth summary financial information for the nine months ended September 30, 2018 and September 30, 2017:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	September 30, 2018	September 30, 2017
Total revenue	$1,194,204	$1,102,318	8%
Operating expenses	455,168	406,906	12%
Selling, general and administrative expenses	175,507	96,778	81%
Costs of products sold	100,064	91,021	10%
Other net periodic pension benefit	(3,844)	(2,538)	51%
Depreciation and amortization	86,170	82,646	4%
Loss on disposal of assets	2,551	4,337	(41)%
Interest expense, net	80,350	73,878	9%
Loss on extinguishment of debt	—	37,109	(100)%
Other expense, net	2,159	40	N/M
Income before income taxes	296,079	312,141	(5)%
Income tax expense	59,498	97,128	(39)%
Net income	$236,581	$215,013	10%
Less: Net income attributable to noncontrolling interests	(40,007)	(39,210)	2%
Net income attributable to Six Flags Entertainment Corporation	$196,574	$175,803	12%

Other Data:
Attendance	25,699	24,281	6%
Total revenue per capita	$46.47	$45.40	2%
Revenue
Revenue for the nine months ended September 30, 2018 totaled $1,194.2 million, an increase of $91.9 million, or 8%, compared to $1,102.3 million for the nine months ended September 30, 2017. The increase in revenue was primarily attributable to (i) a 6% increase in attendance, primarily driven by our five new parks acquired on June 1, 2018, our newly added waterparks in Concord, California and Oaxtepec, Mexico which were not open during the first quarter of the prior year, and additional operating days from Six Flags Magic Mountain moving to a 365-day calendar, (ii) a $16.0 million, or 23%, increase in sponsorship, international agreements and accommodations revenue, and (iii) a $0.61, or 1%, increase in guest spending per capita, which excludes sponsorship, international agreements and accommodations.
Admissions revenue per capita increased by $0.72, or 3%, relative to the comparable period in the prior year. The increase in admissions revenue per capita was primarily driven by continued pricing improvements related to all tickets, coupled with an increase in our premium membership sales, partially offset by the lower admissions revenue per capita at our five new parks and a higher mix of season pass holder and member attendance. Non-admissions revenue per capita decreased by less than one percent during the nine months ended September 30, 2018 relative to the comparable period in the prior year. The small decrease in non-admissions revenue per capita was primarily a result of a higher mix of season pass holder and member attendance, which placed downward pressure on per capita spending, and increased attendance related to our five new parks, which generate lower non-admissions revenue per-capita.
Operating expenses
Operating expenses for the nine months ended September 30, 2018 increased $48.3 million, or 12%, relative to the comparable period in the prior year, primarily as a result of (i) operating costs, including lease expense, for our five new parks, (ii) Six Flags Magic Mountain moving to a 365-day calendar, (iii) ongoing operations of our newly added waterpark in Concord, California, which we began operating in May 2017, and (iv) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2018 increased $78.7 million, or 81%, compared to the nine months ended September 30, 2017, primarily as a result of an increase in stock-based compensation expense related to the Project 600 Performance Award. During the nine months ended September 30, 2017, we determined that full or partial achievement of the Project 600 Performance Award was no longer deemed probable, which resulted in adjustments to the stock-based compensation expense incurred to date for the nine months ended September 30, 2017, to reflect late achievement. We are now recognizing stock-based compensation expense based on the probable late achievement of the Project 600 Performance Award in 2018. This increase was coupled with an increase in advertising expense for our five new parks.
Cost of products sold
Cost of products sold in the nine months ended September 30, 2018 increased $9.0 million, or 10%, compared to the nine months ended September 30, 2017, primarily as a result of increased food and merchandise sales. Cost of products sold as a percentage of non-admissions revenue for the nine months ended September 30, 2018 increased slightly as compared to the comparable period ended September 30, 2017.
Depreciation and amortization expense
Depreciation and amortization expense for the nine months ended September 30, 2018 increased $3.5 million, or 4%, compared to the nine months ended September 30, 2017. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments, partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets for the nine months ended September 30, 2018 decreased $1.8 million compared to the same period in the prior year primarily as a result of fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $6.5 million, or 9%, for the nine months ended September 30, 2018 relative to the comparable period in the prior year primarily as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and the 2027 Notes, the $39.0 million upsize to the Amended and Restated Term Loan B, and higher levels of borrowing under the Amended and Restated Revolving Loan.
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
Income Tax Expense
Income tax expense decreased $37.6 million for the nine months ended September 30, 2018 relative to the comparable period in the prior year, primarily as a result of a reduction to federal income tax rates year over year to 21% from 35% due to the Tax Act. This reduction was offset by higher income before income taxes in the nine months ended September 30, 2018 due to a $36.9 million charge related to the early retirement of debt in April 2017 and the reversal of non-cash compensation expense in the prior year.
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
In February 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.70 per share of common stock to $0.78 per share of common stock. During the nine months ended September 30, 2018 and September 30, 2017, Holdings paid $198.2 million and $168.0 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors.

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
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 19, 2018, Holdings has repurchased 4,079,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we do not anticipate becoming a full taxpayer until 2024. For the years 2018 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year. We do, however, anticipate paying a low level of federal income taxes beginning in 2018 and estimate a slow growth in federal income taxes payable in cash going forward.
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
On April 18, 2018, we entered into an amendment to the Amended and Restated Credit Facility that increased our Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including repurchases of the Company’s common stock.
As of September 30, 2018, our total indebtedness, net of discount and deferred financing costs, was approximately $2,062.5 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2018 and 2019, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $102.0 million during 2018 and 2019. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of September 30, 2018, we had approximately $68.6 million of unrestricted cash and $231.9 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2018 calendar year.
During the nine months ended September 30, 2018, net cash provided by operating activities was $342.0 million. Net cash used in investing activities during the nine months ended September 30, 2018 was $131.2 million, consisting primarily of capital expenditures and the purchase of the operating rights to our five new parks. Net cash used in financing activities during the nine months ended September 30, 2018 was $220.9 million, primarily attributable to payments of $198.2 million in cash dividends and $81.0 million for stock repurchases, partially offset by net borrowings under the Amended and Restated Revolving Loan and proceeds from option exercises.
Since our business is seasonal in nature and involves significant levels of cash transactions, and most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or per capita spending, our net operating cash flows are largely driven by attendance and per capita spending levels. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Contractual Obligations
Since December 31, 2017, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business, except with respect to the upsize of the Amended and Restated Term Loan B in April 2018 and the asset purchase agreement with Premier Parks LLC entered into in May 2018. Set forth below is certain updated information regarding our debt and operating lease obligations as of September 30, 2018:

	Payment Due by Period
(Amounts in thousands)	2018	2019-2020	2021-2022	2023 and beyond	Total
Interest on long-term debt (1)	$19,688	$199,371	$186,211	$221,250	$626,520

(1)
See Note 3 to the unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 30, 2018.

During the nine months ended September 30, 2018, we acquired the lease rights to operate five new parks owned by EPR Properties, LLC. In connection with these leases our future real property operating lease obligations will increase by approximately $14.0 million per year, subject to scheduled customary rent escalations, over an approximate 20 year initial term.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2018, there have been no material changes in our market risk exposure from that disclosed in the 2017 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2017 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Beginning January 1, 2018, we implemented FASB ASC 606, Revenue from Contracts with Customers. Although this new revenue standard has had an immaterial impact on our ongoing net income, in connection with its adoption, we implemented changes to our processes and control activities related to revenue recognition. These changes included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2017 Annual Report, and in Note 5 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. There were no material developments concerning our legal proceedings during the quarter ended September 30, 2018.

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
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of October 19, 2018, Holdings has repurchased 4,079,000 shares at a cumulative cost of approximately $238.2 million and an average cost per share of $58.41 under the March 2017 Stock Repurchase Plan, leaving approximately $261.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended September 30, 2018 under the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	July 1 - July 31	—	—	—	$261,824,000
Month 2	August 1 - August 31	669	$66.30	669	$261,780,000
Month 3	September 1 - September 30	15	$65.27	15	$261,779,000
		684	$66.27	684	$261,779,000

ITEM 6.	EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 101.INS**	XBRL Instance Document
Exhibit 101.SCH**	XBRL Taxonomy Extension Schema Document
Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
Exhibit 101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
Exhibit 101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document
Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*                    Filed herewith
**             Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 24, 2018	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 24, 2018	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer