Form 10-K
period 2018-12-31
Six Flags Entertainment Corp
filed 2019-02-20
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2018
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
On the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $5,573.7 million based on the closing price $70.05 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
On February 14, 2019, there were 84,074,573 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant's proxy statement for the 2019 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2018 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, (iv) our dividend policy and ability to pay dividends on our common stock, (v) the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, and (vi) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and our aspirational financial performance goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements or ride downtime;

•	competition with other theme parks and waterparks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cybersecurity risks; and

•	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.
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
Introduction
We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 25 regional theme parks and waterparks, 22 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2018. Our diversified portfolio of North American parks serves an aggregate population of approximately 130 million people and 230 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.
Our parks occupy approximately 5,900 acres of land, and we own approximately 800 acres of other potentially developable land. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2018, our parks offered approximately 920 rides, including over 150 roller coasters, making us the leading provider of "thrill rides" in the industry.
In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and waterparks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the U.S. and foreign countries throughout the world. To capitalize on this name recognition, 21 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks and, in 2014, we also began the development, with third-party partners, of Six Flags-branded parks outside of North America.
We hold exclusive long-term licenses for theme park usage of certain Warner Bros. and DC Comics characters throughout the U.S. (except the Las Vegas metropolitan area), Canada, Mexico and other countries. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman, The Joker, Wonder Woman, Aquaman, and others. We use these characters to market our parks and to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. We believe using these characters promotes increased attendance, supports higher ticket prices, increases lengths-of-stay and enhances in-park sales.
We believe our parks benefit from limited direct theme park competition. A limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, long development lead-time, and zoning restrictions provide each of our parks with a significant degree of protection from competitive new theme park openings. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would cost $500 million to $700 million and would take a minimum of four years to construct a new regional theme park comparable to one of our major Six Flags-branded theme parks.
Description of Parks and Segment Information
Our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe our parks share common economic characteristics. Based on these factors, we have only one reportable segment—theme parks. The following chart summarizes key business and geographical information about our parks.

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Frontier City Oklahoma City, OK White Water Bay Oklahoma City, OK	113 acres— theme park 24 acres— waterpark	Oklahoma City (45)	1.6 million—50 miles 2.9 million—100 miles	Andy Alligator's Water Park / Norman, OK / 20 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.7 million—50 miles 6.1 million—100 miles	Quebec City Water Park / Quebec City, Quebec, Canada / 130 miles Canada's Wonderland / Vaughan, Ontario, Canada / 370 miles
Six Flags America Largo, MD	515 acres—combination theme park and waterpark and approximately 300 acres of potentially developable land	Washington, D.C. (6) Baltimore (26)	8.4 million—50 miles 14.1 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 130 miles Busch Gardens / Williamsburg, VA / 180 miles
Six Flags Darien Lake Darien, NY	982 acres— combination theme park and waterpark, hotel and campground	Buffalo (52)	2.6 million—50 miles 10.9 million—100 miles	Marineland / Niagara Falls, Ontario, Canada / 50 miles Fantasy Island / Grand Island, NY / 40 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	159 acres— separately gated theme park with marine and land animal exhibits, and waterpark on 135 acres and 24 acres, respectively	San Francisco / Oakland (8) Sacramento (20)	6.5 million—50 miles 12.2 million—100 miles
Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles

Academy of Science Center /
San Francisco, CA / 30 miles

California Great America /
Santa Clara, CA / 60 miles

Gilroy Gardens /
Gilroy, CA / 100 miles

Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme park and waterpark	Houston (7) San Antonio (31) Austin (40)	2.6 million—50 miles 4.8 million—100 miles	Sea World of Texas / San Antonio, TX / 20 miles Schlitterbahn / New Braunfels, TX / 30 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and waterpark and approximately 456 acres of potentially developable land	New York City (1) Philadelphia (4)	13.8 million—50 miles 29.7 million—100 miles	Hershey Park / Hershey, PA / 150 miles Dorney Park / Allentown, PA / 80 miles Morey's Piers Wildwood / Wildwood, NJ / 100 miles Coney Island / Brooklyn, NY / 80 miles
Six Flags Great America Gurnee, IL	304 acres—combination theme park and waterpark and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (36)	8.8 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several waterparks / Wisconsin Dells Area / 170 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—waterpark	N/A	21.4 million—50 miles 30.7 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 20 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 20 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 50 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—waterpark	Phoenix (12)	4.4 million—50 miles 4.8 million—100 miles	Big Surf / Tempe, AZ / 30 miles Golfland Sunsplash / Mesa, AZ / 40 miles Castles & Coasters / Phoenix, AZ / 10 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—waterpark	Houston (7)	6.6 million—50 miles 8.0 million—100 miles	Big Rivers Waterpark / New Caney, TX / 20 miles Typhoon Texas Water Park / Katy, TX / 40 miles Schlitterbahn Galveston / Galveston, TX / 70 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and waterpark on 250 acres and 12 acres, respectively	Los Angeles (2)	10.5 million—50 miles 19.0 million—100 miles
Disneyland Resort /
Anaheim, CA / 60 miles

Universal Studios Hollywood /
Universal City, CA / 20 miles

Knott's Berry Farm / Soak City USA
Buena Park, CA / 50 miles

Sea World of California /
San Diego, CA / 150 miles

Legoland /
Carlsbad, CA / 130 miles

Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.0 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 10 miles La Feria / Mexico City, Mexico / 10 miles
Six Flags New England Agawam, MA	262 acres—combination theme park and waterpark	Boston (9) Hartford / New Haven (33) Providence (53) Springfield (108)	3.4 million—50 miles 16.6 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, NH / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme park and waterpark on 283 acres and waterpark on 69 acres, respectively	Atlanta (10)	5.8 million—50 miles 9.0 million—100 miles
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
Sea World of Texas /
San Antonio, TX / 280 miles

NRH2O Water Park /
North Richland Hills, TX / 10 miles

Epic Waters /
Grand Prairie, TX / 5 miles

Hawaiian Falls Water parks /
Multiple Locations / 15 - 35 miles

Six Flags St. Louis Eureka, MO	320 acres—combination theme park and waterpark and approximately 17 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme park and waterpark, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (60)	1.1 million—50 miles 3.1 million—100 miles	Huck Finn's Playland / Albany, New York / 60 miles Several hotels/indoor waterparks / Poconos and New England Areas / 200 miles
________________________________________

*	Based on a September 22, 2018 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements
In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2018, our share of the distribution will be approximately $31.7 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2018, is $408.3 million in the case of SFOG and $520.5 million in the case of SFOT. As of December 31, 2018, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.0% and 46.8% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $525.3 million.
Pursuant to the 2018 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.1750 units from the Texas partnership for approximately $0.4 million in May 2018. The $350 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility (as defined in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report) is available for borrowing for future "put" obligations if necessary.
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
We incurred $21.2 million of capital expenditures at these parks during the 2018 season and intend to incur approximately $17 million of capital expenditures at these parks for the 2019 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $77.6 million of cash in 2018 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of December 31, 2018 and 2017, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

Marketing and Promotion
We attract visitors through multi-media marketing and promotional programs for each of our parks. The programs are designed to attract guests and enhance the Six Flags brand name and are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. All marketing and promotional programs are updated or completely changed each year to address new developments. These initiatives are supervised by our Senior Vice President, Marketing and Sales, with the assistance of our senior management and advertising and promotion agencies.
We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts. We also arrange for popular local radio and television programs to be filmed or broadcast live from our parks.
During 2013, we launched a monthly membership program. During 2018, we enhanced the membership program by offering four premium priced tiers with enhanced benefits and launched a membership loyalty program, which entitles certain members to earn points that may be redeemed for park-related rewards. Membership and season pass sales establish an attendance base in advance of the season, reducing exposure to inclement weather and providing other benefits. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Season pass and membership attendance constituted approximately 63% in both 2018 and 2017 and 60% in 2016 of the total attendance at our parks.
At times we offer discounts on season passes, multi-visit tickets, tickets for specific dates and tickets to affiliated groups such as businesses, schools and religious, fraternal and similar organizations.
We also implement promotional programs as a means of targeting specific market segments and locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, direct mail, telemarketing, direct-response media, sponsorship marketing and targeted multi-media programs. The special promotional offers are usually available for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket.
Licenses
We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the U.S. (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Wonder Woman, Aquaman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam. They also include the right to sell merchandise using the characters. In addition to annual license fees, we are required to pay a royalty fee on any merchandise manufactured by or for us and sold that use the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.
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
Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. Our Six Flags Magic Mountain park operates 365 days a year and our parks in Mexico operate weekends year-round outside of their traditional operating season. Beginning in January 2019, our Six Flags Fiesta Texas park will operate weekends year-round outside of its traditional operating season.
See Note 15 to the consolidated financial statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.
Capital Improvements and Other Initiatives
We regularly make capital investments, primarily for new rides and attractions in our parks, which total approximately 9% of revenues annually. We purchase both new and used rides and attractions. On occasion we also relocate rides among parks to provide fresh attractions. We believe the selective introduction of new rides and attractions, including family entertainment attractions, is an important factor in promoting each of the parks to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.
During 2018, we (i) added the world’s first single rail coaster at Six Flags Fiesta Texas (San Antonio, TX); (ii) added the world’s tallest pendulum ride at Six Flags Magic Mountain (Valencia, CA); (iii) added a first-of-its-kind in North America, triple box spinning ride at Six Flags Great Adventure (Jackson, NJ) and Six Flags Over Texas (Arlington, TX); (iv) debuted Twisted Cyclone, a hybrid roller coaster at Six Flags Over Georgia (Austell, GA); (v) added a 70 miles-per-hour pendulum ride at Six Flags New England (Agawam, MA); (vi) added a 4D Free Fly Coaster at Six Flags Mexico (Mexico City); (vii) debuted an adventure river at Six Flags America (Largo, MD); (viii) added the world’s first-of-its-kind inverted coaster at Six Flags Discovery Kingdom (Vallejo, CA); (ix) added the world’s largest loop coaster at Six Flags Great America (Gurnee, IL); (x) added a hybrid, zero-gravity slide complex at Six Flags St. Louis (Eureka, MO); (xi) added a classic spinning attraction at The Great Escape and Splashwater Kingdom (Queensbury, NY); (xii) added a new family thrill ride at La Ronde (Montreal, Canada); (xiii) debuted a new family interactive water play attraction at Six Flags Hurricane Harbor Concord (Concord, CA); and (xiv) introduced five new domestic parks, Frontier City and Whitewater Bay (Oklahoma City, OK), Wet 'n' Wild Splashtown (Houston, TX), Wet 'n' Phoenix (Phoenix, AZ), and Darien Lake (Buffalo, NY).
Planned initiatives for 2019 include (i) the world's first racing launch coaster at Six Flags Magic Mountain (Valencia, CA); (ii) one of the world's largest pendulum rides at Six Flags Great Adventure (Jackson, NJ); (iii) the fastest accelerating launch coaster in North America at Six Flags Great America (Gurnee, IL); (iv) a 4D Free Fly Coaster at Six Flags Discovery Kingdom (Vallejo, CA); (v) the world's largest spinning pendulum ride at Six Flags Fiesta Texas (San Antonio, TX); (vi) a new family area with six brand new attractions at Six Flags Mexico (Mexico City, Mexico) and a new racing slide at Six Flags Hurricane Harbor Oaxtepec (Oaxtepec, Mexico); (vii) the world's largest loop coaster at Six Flags Over Texas (Arlington, Texas); (viii) a new dark ride attraction at Six Flags New England (Agawam, MA); (ix) a new kids area at Frontier City (Oklahoma City, OK); (x) the tallest swinging pendulum ride in the Southeast at Six Flags Over Georgia (Austell, GA); (xi) a loop coaster at La Ronde (Montreal, Canada); (xii) a new whirling wheel attraction at Six Flags St. Louis (Eureka, MO); (xiii) two new family attractions and rebranding the waterpark to Hurricane Harbor at The Great Escape (Queensbury, NY); (xiv) new trains and theming for the Firebird coaster at Six Flags America (Largo, MD); (xv) a swing ride at Six Flags Darien Lake, the tallest thrill ride in New York, (Buffalo, NY); (xvi) a new six story wave wall slide at Hurricane Harbor Splashtown (Houston, TX); (xvii) rebranding Wet 'n' Wild Phoenix, Wet 'n' Wild Splashtown, and Darien Lake to Six Flags Hurricane Harbor Phoenix, Six Flags Hurricane Harbor Splashtown, and Six Flags Darien Lake, respectively; and (xviii) introducing our twenty-sixth park with the acquisition of Magic Waters Waterpark (Rockport, IL).
In addition to new rides and attractions, we make other capital improvements. We generally make capital investments in the food, retail, games and other in-park areas to increase per capita guest spending. We also make annual enhancements in the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience. Each year, we invest in our information technology infrastructure, which helps enhance our operational efficiencies. Maintenance capital expenditures are planned on an annual basis with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.
Also during 2019, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including membership and new loyalty reward programs and the all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment; and (iii) growing sponsorship and international revenue opportunities.
International Agreements
We have signed agreements to assist third parties in the development and management of Six Flags-branded parks outside of North America. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the parks open to the public. The agreements do not require us to make any capital investments in the parks. We currently have agreements to develop Six Flags-branded parks in China, Saudi Arabia, and Dubai.

The development of a Six Flags-branded theme park in Dubai is currently on hold. Although our partner is current on all of its financial obligations to us, and while we intend to continue to work with them on a path forward, there can be no assurances as to the outcome of this project. In addition, in the fourth quarter of 2018, some of the China parks' opening schedules were delayed due to recent macroeconomic events and their impact on our partner.
Maintenance and Inspection
Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park's operations. Potential risks to employees and staff as well as to the public are evaluated. In addition, contingency response plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them when necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. A large portion of our full-time workforce devotes substantially all of its time to maintaining the parks and our rides and attractions. We use a computerized maintenance-management system across all of our domestic parks to assist us in executing our maintenance programs.
In addition to the performance of our internal maintenance and inspection procedures, third-party consultants are retained by us or our insurance carriers to perform an annual inspection of each park and all attractions. The results of these inspections are reported in written evaluation and inspection reports and include suggestions on various aspects of park operations. In certain states, state inspectors conduct additional annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at all of our waterparks to train lifeguards and audit safety procedures.
Insurance
We maintain insurance of the types and in amounts we believe are commercially reasonable and are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2019. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
Environmental and Other Regulations
Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park and waterpark operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in substantial compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.
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
Employees
As of December 31, 2018, we employed approximately 2,400 full-time employees, and over the course of the 2018 operating season we employed approximately 52,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 17% of our full-time and approximately 11% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2019 (Six Flags Over Georgia), January 2020 (Six Flags St. Louis), December 2020 (Six Flags Magic Mountain), January 2021 (Six Flags Over Texas), and December 2021 (Six Flags Great Adventure). The labor agreements for La Ronde expire in various years ranging from December 2019 through December 2022. We consider our employee relations to be good.
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

Name	Age	Title
James Reid-Anderson*	59	Chairman, President and Chief Executive Officer
Lance C. Balk*	61	Executive Vice President and General Counsel
Marshall Barber*	55	Executive Vice President and Chief Financial Officer
Kathy Aslin*	43	Senior Vice President, Human Resources
David Austin	57	Senior Vice President and Chief Information Officer
Taylor Brooks*	32	Vice President and Chief Accounting Officer
Tom Iven	60	Senior Vice President, U.S. Park Operations
David McKillips	47	Senior Vice President, International Park Operations
Brett Petit*	55	Senior Vice President, Marketing and Sales
Stephen R. Purtell	52	Senior Vice President, Investor Relations and Treasurer
Leonard A. Russ	45	Senior Vice President, Strategic Planning and Analysis
Bonnie Sherman Weber	54	Senior Vice President, In-Park Services
________________________________________

*	Executive Officers
James Reid-Anderson was named Chairman, President, and Chief Executive Officer of Six Flags in July 2017. From February 2016 to July 2017 he served as Executive Chairman of Six Flags and from August 2010 to February 2016, Mr. Reid-Anderson served as Chairman, President and Chief Executive Officer of Six Flags. Under his leadership Six Flags set a new strategic direction and achieved all-time high guest and employee satisfaction ratings, significant operational improvements and a ten-times return on investment for Six Flags' shareholders. Mr. Reid-Anderson had previously served as Chairman, President and Chief Executive Officer of Dade Behring Inc., a manufacturer and distributor of medical diagnostics equipment and supplies, where he drove a tenfold increase in Dade Behring's share price along with significant employee morale improvements and customer satisfaction increases, all achieving record levels. Mr. Reid-Anderson negotiated the sale of Dade Behring to Siemens in 2007 and subsequently assumed various roles including becoming a member of Siemens AG’s managing board and Chief Executive Officer of Siemens’ $20 billion Healthcare Sector. Earlier in his career Mr. Reid-Anderson held roles of increasing responsibility at PepsiCo, Diageo and Mobil, and as adviser to Apollo Management L.P., a private equity firm. Mr. Reid-Anderson is a fellow of the Association of Chartered Certified Accountants, U.K. and holds a Bachelor of Commerce degree from the Birmingham University, U.K.
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
Kathy Aslin was named Senior Vice President, Human Resources of Six Flags in January 2017 and is responsible for developing and implementing strategies to support Six Flags' overall human resources vision including organizational design, leadership development, employee training and education, compensation and benefits, talent acquisition, and employee relations. Ms. Aslin began her career at Six Flags in 1998 as a seasonal summer intern and over the years held a number of management positions in Admissions, Guest Relations, Finance, In-Park Services, Corporate Marketing and Human Resources. Ms. Aslin holds a B.B.A degree from St. Gregory’s University and an M.B.A. from the University of Texas at Dallas.
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

Taylor Brooks was named the Vice President and Chief Accounting Officer of Six Flags effective June 2018. Mr. Brooks is responsible for overseeing the Company's accounting function. Mr. Brooks joined the Company in 2013 as the Financial Reporting Manager and in 2015 was named Director of Accounting and Assistant Controller. Prior to joining the Company, Mr. Brooks was the Financial Reporting and Technical Research Senior Accountant at DynCorp International, LLC, and prior to DynCorp he worked for Ernst & Young LLP. Mr. Brooks holds a Bachelor's degree and a Master's degree in Accounting from Abilene Christian University and is a Certified Public Accountant.
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
Stephen R. Purtell was named Senior Vice President, Investor Relations and Treasurer of Six Flags in October 2016 and is responsible for investor relations and treasury. Mr. Purtell previously served as Vice President, Business Development and Treasurer for Six Flags from July 2012 to October 2016. Prior to joining Six Flags, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning & Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point, an M.B.A. from the Wharton School of the University of Pennsylvania, and is a Certified Public Accountant.
Leonard A. Russ was named Senior Vice President, Strategic Planning and Analysis of Six Flags in February 2016. From October 2010 until February 2016, Mr. Russ was Vice President and Chief Accounting Officer of Six Flags where he was responsible for overseeing Six Flags' accounting function and the finance functions of the western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within Six Flags before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a B.B.A. degree in Accounting from the University of Texas at Arlington.
Bonnie Sherman Weber was named Senior Vice President, In-Park Services, of Six Flags in January 2018 and is responsible for culinary, retail, games, rentals, parking and other services offered throughout Six Flags' 25 parks. Ms. Weber had previously served as Park President of Six Flags Magic Mountain and Hurricane Harbor since August 2010. Ms. Weber began her career at Six Flags Magic Mountain in 1985 as a food service employee. Throughout her years at Six Flags, she has assumed the role of Park Publicist, Manager of Advertising and Promotions, and Director of Marketing. She previously worked at The Walt Disney Company and was also the Director of Worldwide Marketing at Warner Bros. for four years. A Southern California native, Ms. Weber holds a B.S. in Marketing from California State University Northridge.

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
Our website, investors.sixflags.com, also includes items related to corporate governance matters, including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 924 Avenue J East, Grand Prairie, TX 75050, Attn: Investor Relations.

ITEM 1A.	RISK FACTORS
Set forth below are the principal risks we believe are material to our business and should be considered by our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements."
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
Additionally, difficult economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, payment of claims by our insurance carriers, the funding of our lines of credit, or payment by our international agreement partners. Changes in exchange rates for foreign currencies could reduce international demand for our products, increase our labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue we earn in other markets.
Our growth strategy may not achieve the anticipated results.
Our future success will depend on our ability to grow our business, including through capital investments to improve existing parks, rides, attractions and shows, as well as in-park services and product offerings. Our business strategy for growth may also include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as international agreements, joint ventures and partnerships that allow us to profitably expand our business and leverage our brand. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not grow our revenues at the rate we expect or at all. Our business strategy for growth also requires the other parties to our international agreements, joint ventures and partnerships to perform their obligations. The success of any acquisitions also depends on effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management's attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations.

Bad or extreme weather conditions and forecasts of bad or mixed weather conditions can adversely impact attendance at our parks.
Because most of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which negatively affects our revenues. The effects of bad weather on attendance can be more pronounced at our waterparks. We believe our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. In addition, our parks in California and Texas are more likely to be impacted by extreme heat, wildfires, mudslides and floods than our parks in other locations. Bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.
Natural disasters could adversely impact attendance at our parks and result in decreased revenues.
A severe natural disaster, such as an earthquake, hurricane, forest fire, flood or landslide, could interrupt our operations, damage our properties and reduce the number of guests who visit our parks in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. For example, our waterpark in Oaxtepec, Mexico was closed for several months during the fall of 2017 following the earthquakes in central Mexico. The occurrence of such natural disasters could have a material adverse effect on our business, financial condition and results of operations.
We may not obtain the desired improvements in operational and financial performance established in our aspirational goals, including those related to our 2020 Performance Award.
We have established aspirational goals for our operational and financial performance, including our 2020 Performance Award (or Project 750) goal established in 2016 to achieve Modified EBITDA of $750 million by 2020. We may seek to reach our aspirational goals through programs targeted at our key revenue drivers, marketing programs, pricing programs, operational changes and process improvements that are intended to increase revenue, reduce costs and improve our operational and financial performance. There is no assurance these programs, changes and improvements will be successful or we will achieve our aspirational goals in the timeframe in which we seek to achieve them or at all. For example, we did not achieve our long-term aspirational goal to achieve Modified EBITDA of $600 million by 2017 and we believe that on time achievement of our 2020 Performance Award is highly unlikely; at a minimum, we are still striving for late achievement of the target in 2021.
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
Failures in, material damage to, or interruptions in our information technology systems, software or websites and difficulties in updating our systems or software or implementing new systems or software could adversely affect our business or operations.
We rely extensively on our information technology systems in the conduct of our business. We own and license or otherwise contract for sophisticated technology and systems for the operation of our business. Such systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malicious attacks, security breaches and natural and man-made disasters. We require continued and unimpeded access to these systems. Damage or interruption to our information technology systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer interruptions in our operations as a result. In addition, costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, could adversely affect our business operations and financial performance.
We rely on third parties for the performance of a significant portion of our information technology functions. In particular, our ticket, season pass and membership sales system relies on data communications networks and technology systems and software operated by unaffiliated third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

Cyber-attacks could have a disruptive effect on our business.

From time to time, we and our third-party service providers experience cyber-attacks, attempted and actual breaches of our or their information technology systems and networks or similar events, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations. The techniques that are used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and are difficult to detect for long periods of time, and we are accordingly unable to anticipate and prevent all data security incidents.

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of guest, employee or company data could cause consumers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.
If our efforts to protect the security of information about our guests and employees and our internal data are unsuccessful, we may face costly litigation and our revenue and our reputation could suffer.
An important component of our business involves the receipt and storage of information about our guests as well as maintaining our internal business data. We are subject to various risks and costs associated with the collection, handling, storage and transmission of our guests' personal information. We have, and require certain of our vendors to have, programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors, and vendors.  Like many other companies, from time to time, both we and our vendors have experienced data security incidents; however, to date, these incidents have not been material to our business, financial condition or results of operations. If we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to litigation, fines or other costs, our operations could be disrupted, and our guests could lose confidence in our ability to protect their information, which could cause them to stop purchasing tickets, memberships or season passes from us or visiting our parks altogether.
Failure to keep pace with developments in technology could adversely affect our operations or competitive position.

The theme park and waterpark industry demands the use of sophisticated technology and systems for operation of our parks, ticket, membership and season pass sales and management, and labor and inventory management. These technologies may require refinements and upgrades. The development and maintenance of these technologies may require significant investment by us. As various systems and technologies become outdated or new technology is required, we may not be able to replace or introduce them as quickly as needed or in a cost-effective and timely manner. We may not achieve the benefits we may have been anticipating from any new technology or system.
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
Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons, however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2019 and future years and further legislative changes could continue to increase these expenses in the future.
The theme park and waterpark industry competes with numerous entertainment alternatives and such competition may have an adverse impact on our business, financial condition or results of operations.
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
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2019, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or waterpark operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
If we are not able to fund capital expenditures and invest in future attractions and projects in our parks, our revenues could be negatively impacted.
Because a principal competitive factor for a theme park or a waterpark is the uniqueness and perceived quality of its rides and attractions, we need to make continued capital investments through maintenance and the regular addition of new rides and attractions. A key element for our revenue growth is strategic capital spending on such investments. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot provide assurance our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans. In addition, any construction delays or ride downtime can adversely affect our attendance and our ability to realize revenue growth.
Incidents involving food contamination, product recalls, product liability claims and associated costs could adversely affect our reputation and our financial condition.
The sale of food, toys and other retail products involves legal and other risks. While we dedicate substantial resources to food safety matters to enable customers to enjoy safe, quality food products, food safety events, including instances of food-borne illness (such as salmonella or E. Coli) could occur in our parks. Instances or reports, whether true or not, of food-safety issues could negatively affect our sales and reputation and could possibly lead to product liability claims, litigation (including class actions), or other damages. We may need to recall food products if they become contaminated, and we may need to recall toys, games or other retail merchandise if there is a design or product defect. Even though we are resellers of food, toys and other retail products, we may be liable if the consumption or purchase of any of the products we sell causes illness or injury. A recall could result in losses due to the cost of the recall, the destruction of product and lost sales due to the unavailability of product for a period of time. A significant food or retail product recall could also result in adverse publicity, damage to our reputation and loss of consumer confidence in our parks, which could have a material adverse effect on our business, financial condition or results of operations.
We may be unable to purchase or contract with third parties to manufacture theme park or waterpark rides and attractions.
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

We may not be able to realize the benefits of our international agreements.
Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the progress of our initiatives to develop new Six Flags-branded parks outside of North America. These initiatives could be delayed and the ultimate success of such parks may be uncertain. For example, the project in Dubai is currently on hold and some of the China parks' opening schedules have been delayed.
Some factors that will be important to the success of our international agreement initiatives are different than those affecting our existing parks. Tastes naturally vary by region, and consumers in new international markets into which we expand our brand may not embrace the parks’ offerings to the same extent as consumers in our existing markets. International agreements are also subject to additional risks, including the performance of our partners and their ability to obtain financing and government approvals; the impact of economic fluctuations in economies outside of the U.S.; difficulties and costs of staffing and managing foreign operations due to distance, language and cultural differences; changes or uncertainties in economic, legal, regulatory, social and political conditions; the enforceability of intellectual property and contract rights; and foreign currency exchange rate fluctuations, currency controls, and potentially adverse tax consequences of overseas operations. If we do not realize the benefits of such transactions, it could have an adverse effect on our financial performance.
Our leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact our operations at those parks.
Of our 25 theme parks and waterparks, 11 are located on property that we lease and do not own. Certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management's attention from our other operations and adversely affect our business, financial condition or results of operations.
Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.
Our intellectual property, including our trademarks and domain names and other proprietary rights, constitutes a significant part of our value. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business.
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
As of December 31, 2018, approximately 17% of our full-time and approximately 11% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
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
We must satisfy the following obligations with respect to the Partnership Parks:

•
We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $72.5 million in 2019 (based on our ownership of units as of December 31, 2018, our share of the distribution will be approximately $31.7 million), with similar amounts (adjusted for changes in cost of living) payable in future years.

•	We must spend a minimum of approximately 6% of each of the Partnership Parks' annual revenues over specified periods for capital expenditures.

•
Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $525.3 million as of December 31, 2018. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the Amended and Restated Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $77.6 million of cash in 2018 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2018, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the Amended and Restated Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."
The vast majority of our capital expenditures in 2019 and beyond will be made on a discretionary basis, although such expenditures are important to the parks' ability to sustain and grow revenues. We spent $133.1 million on capital expenditures, net of property insurance recoveries, for all of our continuing operations in the 2018 calendar year. Our business plan includes targeted annual capital spending of approximately 9% of revenues in 2019. We may not, however, achieve our targeted rate of capital spending, which may cause us to spend in excess of, or less than, our anticipated rate.
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
We cannot be sure that cash generated from our parks will be as high as we expect or that our expenses will not be higher than we expect. Because a portion of our expenses are fixed in any given year, our operating cash flows are highly dependent on revenues, which are largely driven by attendance levels, in-park sales, accommodations and sponsorship and international agreement activity. A lower amount of cash generated from our parks or higher expenses than expected, when coupled with our debt obligations, could adversely affect our ability to fund our operations.

The instruments governing our indebtedness include financial and other covenants that will impose restrictions on our financial and business operations.
The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Amended and Restated Credit Facility contains financial covenants that will require us to maintain a minimum interest coverage ratio and a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Amended and Restated Credit Facility or the indenture governing Holdings' $300.0 million of 4.875% senior unsecured notes due 2024 (the "2024 Notes"), $700.0 million of 4.875% senior unsecured notes due 2024 (the "2024 Notes Add-on"), and $500.0 million of 5.50% senior unsecured notes due 2027 (the "2027 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.
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
The Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Amended and Restated Credit Facility could declare outstanding borrowings under the Amended and Restated Credit Facility immediately due and payable and the holders of the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes could elect to declare the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Amended and Restated Credit Facility could also result in an event of default under other indebtedness.
We can make no assurances we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.
We may be unable to service our indebtedness.
Our ability to make scheduled payments on and to refinance our debt, including the Amended and Restated Credit Facility and the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance our business will generate sufficient cash flow from operations or future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.
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
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and waterparks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. In March 2017, in connection with the issuance of the 2027 Notes, Moody's assigned a B2 rating to the 2027 Notes, upgraded the 2024 Notes from B3 to B2, and reaffirmed our Ba1 rating on the credit facility and our B1 corporate family rating. In March 2017, Standard & Poor's assigned a BB- rating to the 2027 Notes, and reaffirmed our BB- rating on the 2024 Notes and our BB corporate credit rating. Both rating agencies have placed our ratings on "stable outlook." We cannot provide assurance our ratings will remain the same. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings' common stock.
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
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations including the obligations under the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, and the 2027 Notes, and to pay the dividend on Holdings' common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $44.6 million of cash and cash equivalents on a consolidated basis at December 31, 2018, of which $2.2 million was held at Holdings.
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

We have the exclusive right to use certain Warner Bros. and DC Comics characters in our parks in the U.S. (except in the Las Vegas metropolitan area), Canada, Mexico and certain other countries. Warner Bros. can terminate these licenses under certain circumstances, including the acquisition of us by persons engaged in the movie or television industries. This could deter certain parties from seeking to acquire us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2018 fiscal year and that remain unresolved.

ITEM 2.	PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2018. See also "Business—Description of Parks."

•	Six Flags America, Largo, Maryland—515 acres (owned)

•	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)

•	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)

•	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)

•	Six Flags Great America, Gurnee, Illinois—304 acres (owned)

•	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

•	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)

•	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)

•	Six Flags Magic Mountain, Valencia, California—250 acres (owned)

•	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)

•	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)

•	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)

•	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)

•	Six Flags St. Louis, Eureka, Missouri—320 acres (owned)

•	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)

•	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)

•	The Great Escape and Lodge, Queensbury, New York—345 acres (owned)

•	Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)

•	Six Flags Darien Lake, Buffalo, New York - 982 acres (leasehold)(7)

•	Frontier City, Oklahoma City, Oklahoma - 113 acres (leasehold)(7)

•	White Water Bay, Oklahoma City, Oklahoma - 24 acres (leasehold)(7)

•	Six Flags Hurricane Harbor Phoenix, Glendale, Arizona - 33 acres (leasehold)(8)

•	Six Flags Hurricane Harbor Splashtown, Spring, Texas - 46 acres (leasehold)(7)
________________________________________

(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark opened to the public in 2017.

(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.

(3)
Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.

(4)	Owned by the Georgia partnership.

(5)	The site is leased from the City of Montreal. The lease expires in 2065.

(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the waterpark in 2017.

(7)	These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.

(8)	This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the waterpark in 2018.
In addition to the foregoing, we also lease office space and a limited number of rides and attractions at our parks. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Amended and Restated Credit Facility agreement, a mortgage on substantially all of our owned United States properties.

ITEM 3.	LEGAL PROCEEDINGS
The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business, including the proceedings discussed below.

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff's leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, on September 11, 2017 in the Superior Court of Los Angeles County, California, and on November 30, 2017 in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss cannot be made.

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

The table below presents the high and low sales price of our common stock and the quarterly dividend paid per share of common stock during the years ended December 31, 2018 and 2017:

	Sales Price Per Share		Dividends Declared Per Share
	High	Low
2019
First Quarter (through February 14, 2019)	$64.28	$52.50	$0.82
2018
Fourth Quarter	$69.82	$49.79	$0.82
Third Quarter	$72.39	$62.67	$0.78
Second Quarter	$73.38	$58.93	$0.78
First Quarter	$70.44	$59.50	$0.78
2017
Fourth Quarter	$67.94	$58.76	$0.70
Third Quarter	$61.66	$51.25	$0.64
Second Quarter	$65.19	$57.01	$0.64
First Quarter	$62.63	$57.05	$0.64
Holders of Record
As of February 14, 2019, there were approximately 66 stockholders of record of Holdings' common stock. This does not reflect holders who beneficially own common stock held in nominee or street name.
Quarterly Dividends
In November 2018, Holdings' Board of Directors increased the quarterly cash dividend from $0.78 per share of common stock to $0.82 per share of common stock.
The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Holdings' Board of Directors currently anticipates continuing to pay cash dividends on Holdings' common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company's earnings, cash flows, financial condition and other factors. Furthermore, the Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes include certain limitations on Holdings' ability to pay dividends. For more information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report and Note 7 to the consolidated financial statements in Item 8 of this Annual Report.
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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 14, 2019, Holdings had repurchased 4,603,000 shares at a cumulative cost of approximately $268.2 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock under the March 2017 Stock Repurchase Plan during the three months ended December 31, 2018:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	October 1 - October 31	—	—	—	$261,779,000
Month 2	November 1 - November 30	518,212	$57.15	518,212	$232,165,000
Month 3	December 1 - December 31	6,657	$57.97	6,657	$231,779,000
		524,869	$57.16	524,869	$231,779,000
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
________________________________
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2018 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Six Flags Entertainment Corporation	100.00	123.10	163.96	187.18	217.16	190.47
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Midcap 400	100.00	109.77	107.38	129.65	150.71	134.01
S&P Movies & Entertainment	100.00	117.82	106.93	118.02	123.94	124.69

ITEM 6.	SELECTED FINANCIAL DATA
The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016	2015	2014
Statement of Operations Data:
Park Admissions	$810,064	$741,275	$715,413	$687,819	$641,535
Park food, merchandise and other	553,527	524,582	521,167	500,190	460,131
Sponsorship, international agreements and accommodations	100,116	93,217	82,818	75,929	74,127
Total revenue	1,463,707	1,359,074	1,319,398	1,263,938	1,175,793
Operating expenses (excluding depreciation and amortization shown separately below)	574,724	511,873	490,116	466,491	430,450
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	132,168	159,070	293,005	235,046	309,901
Costs of products sold	121,803	110,374	109,579	100,709	90,515
Other net periodic pension (benefit) expense	(5,169)	(3,322)	(1,920)	(1,508)	8,035
Depreciation and amortization	115,693	111,671	106,893	107,411	108,107
Loss on disposal of assets	1,879	3,959	1,968	9,882	5,860
Gain on sale of investee	—	—	—	—	(10,031)
Interest expense, net	107,243	99,010	81,872	75,903	72,589
Loss on debt extinguishment, net	—	37,116	2,935	6,557	—
Other expense, net	3,508	271	1,684	223	356
Income from continuing operations before income taxes and discontinued operations	411,858	329,052	233,266	263,224	160,011
Income tax expense	95,855	16,026	76,539	70,369	46,522
Income from continuing operations before discontinued operations	316,003	313,026	156,727	192,855	113,489
Income from discontinued operations	—	—	—	—	545
Net income	316,003	313,026	156,727	192,855	114,034
Net income attributable to noncontrolling interests	(40,007)	(39,210)	(38,425)	(38,165)	(38,012)
Net income attributable to Six Flags Entertainment Corporation	$275,996	$273,816	$118,302	$154,690	$76,022

Amounts attributable to Six Flags Entertainment Corporation common stockholders:
Income from continuing operations	$275,996	$273,816	$118,302	$154,690	$75,477
Income from discontinued operations	—	—	—	—	545
Net income	$275,996	$273,816	$118,302	$154,690	$76,022

Weighted-average common shares outstanding:
Basic:	84,100	86,802	92,349	93,580	94,477
Diluted:	85,445	88,494	94,398	97,981	98,139

Net income per average common share outstanding—basic:
Income from continuing operations	$3.28	$3.15	$1.28	$1.65	$0.79
Income from discontinued operations	—	—	—	—	0.01
Net income	$3.28	$3.15	$1.28	$1.65	$0.80

Net income per average common share outstanding—diluted:
Income from continuing operations	$3.23	$3.09	$1.25	$1.58	$0.76
Income from discontinued operations	—	—	—	—	0.01
Net income	$3.23	$3.09	$1.25	$1.58	$0.77

Cash dividends declared per common share	$3.16	$2.62	$2.38	$2.14	$1.93

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data:
Cash and cash equivalents(1)	$44,608	$77,496	$137,385	$99,760	$73,884
Total assets	2,517,328	2,456,676	2,487,672	2,428,440	2,416,896
Deferred revenue	146,227	142,014	123,955	97,334	71,598
Total long-term debt (excluding current maturities)	2,063,512	2,021,178	1,624,486	1,498,022	1,373,605
Total debt, net	2,106,512	2,021,178	1,653,647	1,505,528	1,379,906
Redeemable noncontrolling interests	525,271	494,431	485,876	435,721	437,545
Stockholders' (deficit) equity	(643,093)	(505,112)	(186,490)	24,216	223,895

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Other Data:
Net cash provided by operating activities	$413,132	$445,067	$463,235	$473,761	$392,323
Stock repurchases	(110,990)	(499,442)	(211,751)	(245,114)	(195,353)
Payment of cash dividends	(267,044)	(227,101)	(220,314)	(200,957)	(184,300)
________________________________

(1)	Excludes restricted cash in 2016, 2015 and 2014.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Significant components of the Management's Discussion and Analysis of Financial Condition and Results of Operations section include:

•	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.

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

•
Results of Operations.  The results of operations section provides an analysis of our results for the years ended December 31, 2018, 2017 and 2016 and a discussion of items affecting the comparability of our financial statements.

•
Liquidity, Capital Commitments and Resources.  The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2018 and our outstanding debt and commitments existing as of December 31, 2018.

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
Overview
We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 25 regional theme and waterparks, 22 are located in the United States, two parks are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests' experiences and to meet our guests' evolving needs and preferences.
Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenue during the years ended December 31, 2018 and 2017, and 54% of total revenues during the year ended December 31, 2016), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, (iii) sponsorship, international agreements and accommodations. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements, and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2018, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures ("Park EBITDA") improved primarily as a result of revenue growth, partially offset by an increase in cash operating costs. The increase in revenue was primarily driven by a 5% increase in attendance, a 2% increase in total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue and a 7% increase in sponsorship, international agreements and accommodations revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates and discusses our review of applicable accounting pronouncements that have been issued by the Financial Accounting Standards Board (“FASB”). See Note 2 to the consolidated financial statements included elsewhere in this Annual Report for further discussion of these and other accounting policies.
Valuation of Long-Lived Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which our Holdings' common stock is traded, we believe our market capitalization is the best indicator of our reporting unit's fair value). In September 2012, the FASB amended Accounting Standards Update ("ASU") Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.
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
A high degree of management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, per capita spending and other revenues, foreign taxable income, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance, we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions could correspondingly decrease as cash flows that previously would have been utilized for capital expenditures could be utilized to lower our outstanding debt balances. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards could expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. We utilize deferred tax assets related to foreign tax credit attributes through foreign-sourced income as well as the recapture of overall domestic loss amounts re-characterized as domestic-source income. See Note 2 and Note 10 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Revenue Recognition
FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the first paragraph under "Recently Adopted Accounting Pronouncements" below, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.

We have entered into international agreements to assist third parties in the planning, design, development and operation of Six Flags-branded parks outside of North America. These agreements typically consist of a brand licensing agreement, project services agreement, and management services agreement. Under Topic 606, we treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with each third-party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct as the third party could benefit from each service on its own with other readily available resources and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified. On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). See Note 3 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

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
On April 24, 2018, we, along with our partner in China, Riverside Investment Group, announced an international agreement to develop three Six Flags-branded parks in Nanjing, China, which will be the partner’s third park complex. On May 29, 2018, we also announced the addition of Six Flags Kids World as the fourth park in the Nanjing entertainment complex. The new government leadership in Nanjing is re-evaluating its development plans and the estimated opening dates of these parks cannot be confirmed at this time.
On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC. We completed the transaction on June 1, 2018. The parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. Our five new parks include Six Flags Hurricane Harbor Splashtown in Houston, Texas, Six Flags Hurricane Harbor Phoenix in Glendale, Arizona, Six Flags Darien Lake near Buffalo, New York, and Frontier City and White Water Bay in Oklahoma City, Oklahoma.
In September 2018, Six Flags Over Texas and Hurricane Harbor sustained damage from severe flooding in the area. We have filed property insurance claims, including business interruption, with our insurers. We expect to recover the full amount of the damage less the deductible.
On October 9, 2018, we entered into a lease agreement with the Rockford Park District that will allow Six Flags to operate Magic Waters, a 43-acre waterpark in Rockford, Illinois. We expect the lease to commence in the spring of 2019.
On February 6, 2019, we announced that Holdings' Board of Directors declared a first quarter cash dividend of $0.82 per share of common stock payable March 4, 2019 to stockholders of record as of February 18, 2019.

Results of Operations
The following table sets forth summary financial information for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,			Percentage Changes
(Amounts in thousands, except percentage and per capita data)	2018	2017	2016	2018 vs 2017	2017 vs 2016
Total revenue	$1,463,707	$1,359,074	$1,319,398	8%	3%
Operating expenses	574,724	511,873	490,116	12%	4%
Selling, general and administrative expenses	132,168	159,070	293,005	(17)%	(46)%
Cost of products sold	121,803	110,374	109,579	10%	1%
Other net periodic pension benefit	(5,169)	(3,322)	(1,920)	56%	73%
Depreciation and amortization	115,693	111,671	106,893	4%	4%
Loss on disposal of assets	1,879	3,959	1,968	(53)%	N/M
Interest expense, net	107,243	99,010	81,872	8%	21%
Loss on debt extinguishment	—	37,116	2,935	N/M	N/M
Other expense, net	3,508	271	1,684	N/M	(84)%
Income before income taxes	411,858	329,052	233,266	25%	41%
Income tax expense	95,855	16,026	76,539	N/M	(79)%
Net income	316,003	313,026	156,727	1%	100%
Less: Net income attributable to noncontrolling interests	(40,007)	(39,210)	(38,425)	2%	2%
Net income attributable to Six Flags Entertainment Corporation	$275,996	$273,816	$118,302	1%	131%

Other Data:
Attendance	32,024	30,421	30,108	5%	1%
Total revenue per capita	$45.71	$44.68	$43.82	2%	2%
Year Ended December 31, 2018 vs. Year Ended December 31, 2017
Revenue
Revenue for the year ended December 31, 2018, totaled $1,463.7 million, an 8% increase compared to $1,359.1 million for the year ended December 31, 2017. The increase in revenue was primarily attributable to (i) a 5% increase in attendance primarily driven by our five new parks acquired on June 1, 2018, the benefit of 365-day operations at Six Flags Magic Mountain, strong growth in Mexico and growth at our waterparks, and growth in our Fright Fest® and Holiday in the Park® events (ii) a $0.97, or 2%, increase in guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, and (iii) a $6.9 million, or 7%, increase in sponsorship, international agreements and accommodations revenue.
Admissions revenue per capita increased $0.93, or 4%, during the year ended December 31, 2018, relative to the year ended December 31, 2017. The increase in admissions revenue per capita was primarily driven by continued pricing improvements related to all tickets, coupled with an increase in premium membership sales, partially offset by the lower admissions revenue per capita at our five new parks. Non-admissions revenue per capita increased $0.04, or less than one percent, during the year ended December 31, 2018, relative to the year ended December 31, 2017. The increase in non-admissions revenue per capita was primarily the result of higher in-park spending driven by members and sales of all season dining passes, partially offset by lower in-park spending per capita at our five new parks.
Operating expenses
Operating expenses for the year ended December 31, 2018, increased $62.9 million, or 12%, relative to the year ended December 31, 2017, primarily as a result of (i) increases in operating costs, including lease expense, for our five new parks, (ii) Six Flags Magic Mountain moving to a 365-day operating calendar, (iii) a full-year of operations of our newly added waterparks in Concord, California and Oaxtepec, Mexico, which we began operating in 2017, (iv) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks, and (v) an increase in expenses related to the expansion of our Holiday in the Park® event to Flags Great America.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2018, decreased $26.9 million, or 17%, compared to the year ended December 31, 2017, primarily as a result of a net decrease in stock-based compensation expense resulting from a reversal of all stock-based compensation relating to the 2017 Performance Award during the year ended December 31, 2018, as late achievement of the 2017 Performance Award did not occur. This reduction was partially offset by an increase in advertising costs related to our five new parks.
Cost of products sold
Cost of products sold for the year ended December 31, 2018, increased $11.4 million, or 10%, compared to the year ended December 31, 2017, primarily as a result of increased food and merchandise sales. Cost of products sold as a percentage of non-admission revenue for the years ended December 31, 2018, increased slightly as compared to the year ended December 31, 2017.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2018, increased $4.0 million, or 4%, compared to the year ended December 31, 2017. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments, partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets decreased by $2.1 million, or 53%, for the year ended December 31, 2018, relative to the year ended December 31, 2017, primarily as a result of a gain recognized from the insurance proceeds received for the assets damaged in the flood at Six Flags Over Texas. These proceeds were used to replace damaged assets and will increase depreciation expense in future years.
Interest expense, net
Interest expense, net increased $8.2 million, or 8%, for the year ended December 31, 2018, relative to the year ended December 31, 2017, primarily as a result of the incremental interest incurred on a higher debt balance resulting from the issuance of the 2024 Notes Add-on and the 2027 Notes, the $39.0 million upsize to the Amended and Restated Term Loan B, and higher levels of borrowing under the Amended and Restated Revolving Loan.
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
Income tax expense
Income tax expense was $95.9 million for the year ended December 31, 2018, compared to $16.0 million for the year ended December 31, 2017. The increase in income tax expense is the result of the passage of the Tax Cuts and Jobs Act (H.R. 1) (the "Tax Act") on December 22, 2017. The Tax Act reduced the corporate tax rate from 35% to 21%, resulting in an $84.6 million benefit due to remeasurement of our deferred tax balances in 2017.
See Note 10 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Revenue
Revenue for the year ended December 31, 2017 totaled $1,359.1 million, a 3% increase compared to $1,319.4 million for the year ended December 31, 2016. The increase in revenue was primarily attributable to a 1% increase in attendance driven by strong season pass and membership sales, and by an $0.86, or 2%, increase in total revenue per capita, calculated as a total revenue divided by total attendance. Per capita guest spending, which excludes sponsorship, international agreements and accommodations revenue, increased by $0.54, or 1%, to $41.61 during the year ended December 31, 2017 from $41.07 during the year ended December 31, 2016, primarily as a result of ticket price gains, partially offset by lower in-park spending per capita due to a higher mix of season pass holder and member attendance, which lowers per capita guest spending but increases overall guest spending over the course of the operating season.
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
Operating expenses
Operating expenses for the year ended December 31, 2017 increased $21.8 million, or 4%, relative to the year ended December 31, 2016, primarily as a result of increases in statutory and market-based wage rate increases, an increase in seasonal labor resulting from the expansion of our Holiday in the Park® event at Six Flags New England, increases in rent and utility costs related to the operations of our new waterparks in Oaxtepec, Mexico and Concord, California, as well as an increase in credit card processing fees, operating supplies and other services related to the growth in attendance and revenue.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2017 decreased $133.9 million, or 46%, compared to the year ended December 31, 2016, primarily as a result of a net decrease in stock-based compensation expense resulting from the 2017 Performance Award, for which we reduced incentive-based stock expense during the year ended December 31, 2017 as late achievement of the 2017 Performance Award was not deemed probable to occur until 2018. This reduction was partially offset by increased costs related to insurance, legal and other professional services.
Cost of products sold
Cost of products sold for the year ended December 31, 2017 increased $0.8 million, or 1%, compared to the year ended December 31, 2016. Cost of products sold as a percentage of non-admission revenue for the years ended December 31, 2017 and 2016 was comparable for both periods.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2017 increased $4.8 million, or 4%, compared to the year ended December 31, 2016. The increase in depreciation and amortization expense was primarily due to asset additions made in conjunction with our ongoing capital program.

Loss on disposal of assets

Loss on disposal of assets increased by $2.0 million, or 101%, for the year ended December 31, 2017 relative to the year ended December 31, 2016, primarily as a result of the disposal of more assets during 2017 in conjunction with our ongoing capital program relative to the comparable period in 2016 as well as a gain recognized on the sale of underutilized assets in the prior year.

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

Income tax expense

Income tax expense was $16.0 million for the year ended December 31, 2017, compared to $76.5 million for the year ended December 31, 2016. The decrease in income tax expense is the result of the passage of the Tax Cuts and Jobs Act (H.R. 1) ("the Act") on December 22, 2017, which reduced the corporate tax rate from 35% to 21%, resulting in a remeasurement of our deferred tax balances.

See Note 10 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.
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
During the years ended December 31, 2018, 2017 and 2016, Holdings paid $267.0 million, $227.1 million and $220.3 million, respectively, in cash dividends on its common stock. One of our fundamental business goals is to generate superior returns for our stockholders over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. Holdings' Board of Directors has since increased the quarterly cash dividend multiple times and in November 2018, Holdings' Board of Directors declared another increase in our ongoing quarterly cash dividend from $0.78 per share of common stock to $0.82 per share of common stock. Additionally, in February 2019, Holdings' Board of Directors declared a quarterly cash dividend of $0.82 per share of common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $280 million in total cash dividends on our common stock during the 2019 calendar year.
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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 14, 2019, Holdings had repurchased 4,603,000 shares at a cumulative cost of approximately $268.2 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
The repurchase of common stock and the payment of cash dividends are reflected as a reduction of stockholders' equity.
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

On April 18, 2018, we entered into an amendment to the Amended and Restated Credit Facility that increased our Amended and Restated Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including repurchases of our common stock.

Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, we expect to be able to use our current federal net operating loss carryforwards to reduce our federal income tax liability until 2024. For the years 2018 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year. We became a federal tax payer in 2018.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.

As of December 31, 2018, our total indebtedness, net of discount and deferred financing costs, was $2,106.5 million which included $988.6 million of the 2024 Notes, $497.8 million of the 2027 Notes, and $620.1 million outstanding under the Amended and Restated Credit Facility. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2019 and 2020, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $105 million and $110 million during 2019 and 2020, respectively. Under the Amended and Restated Credit Facility, all remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
As of December 31, 2018, we had approximately $44.6 million unrestricted cash and $188.9 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The Amended and Restated Revolving Loan expires on June 30, 2020. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 7 to the consolidated financial statements included elsewhere in this Annual Report.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.
During the year ended December 31, 2018, net cash provided by operating activities was $413.1 million. Net cash used in investing activities during the year ended December 31, 2018 was $152.1 million, consisting primarily of capital expenditures, net of insurance proceeds, and the purchase of five new parks on June 1, 2018, partially offset by proceeds received from the disposal of assets. Net cash used in financing activities during the year ended December 31, 2018 was $293.5 million, primarily attributable to the payment of cash dividends, stock repurchases, distributions to our noncontrolling interests and the payment of debt issuance costs in connection with the amendment to the Amended and Restated Credit Facility on March 26, 2018. These uses of cash were partially offset by proceeds from the exercise of stock options, the proceeds from borrowings under our Amended and Restated Revolving Loan and the upsize to our Amended and Restated Term Loan B.
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
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2018, our share of the distribution will be approximately $31.7 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park's revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 14 to the consolidated financial statements included elsewhere in this Annual Report for additional information.
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, repayment of any interest and principal on intercompany loans with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2018.
Contractual Obligations
Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2018:

	Payment Due by Period
(Amounts in thousands)	2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long term debt — including current portion (1)	$—	43,000	583,750	$1,500,000	$2,126,750
Interest on long-term debt (2)	105,028	204,213	189,802	145,000	644,043
Real estate and operating leases (3)	23,936	45,650	43,189	314,799	427,574
Purchase obligations (4)	175,998	9,000	9,000	4,500	198,498
Total	$304,962	$301,863	$825,741	$1,964,299	$3,396,865
________________________________________

(1)	Payments are shown at principal amount. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.

(2)
See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2018.

(3)
Assumes future payments at 2018 revenue levels for lease payments based on a percentage of revenues. Also, does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2018.

(4)
Represents obligations as of December 31, 2018 with respect to insurance, inventory, media and advertising commitments, computer systems and hardware, estimated annual license fees to Warner Bros. (through 2022) and new rides and attractions. Of the amount shown for 2019, approximately $103.1 million represents capital items. The amounts in respect of new rides and attractions were computed as of December 31, 2018 and include estimates by us of costs needed to complete such improvements that, in certain cases, were not legally committed at that date. Amounts shown do not include obligations to employees that cannot be quantified as of December 31, 2018, which are discussed below. Amounts shown also do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations
During each of the years ended December 31, 2018, 2017 and 2016, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 12 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.
We expect to make contributions of approximately $6.0 million in 2019 to our pension plan based on the 2018 actuarial valuation. We plan to make a contribution to our 401(k) Plan in 2019, and our estimated expense for employee health insurance for 2019 is $19 million.
The vast majority of our capital expenditures in 2019 and beyond are expected to be made on a discretionary basis. We intend to spend approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.
We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and self-insurance retention levels have remained relatively constant during the three-year period ended December 31, 2018. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
We are party to various legal actions arising in the normal course of business. See "Legal Proceedings" and Note 14 to the consolidated financial statements included elsewhere in this Annual Report for information on certain significant litigation.
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
On March 31, 2017, the Interest Rate Swap Agreements were de-designated due to a change in the forecasted borrowings. The Interest Rate Swap Agreements continued to serve as economic hedges and provided protection against rising interest rates for the Amended and Restated Term Loan B (as defined in Note 7 to the consolidated financial statements included elsewhere in this Annual Report) during the year ended December 31, 2017. Subsequent to the de-designation, the amounts recorded in accumulated other comprehensive loss were amortized into earnings through the original December 2017 maturity date. As of December 31, 2017, the Interest Rate Swap Agreements expired and all related amounts previously held as derivative assets and liabilities on our consolidated balance sheets and previously recorded in accumulated other comprehensive income ("AOCI") were realized in earnings.
The following is an analysis of the sensitivity of the market value, operations and cash flows of our market-risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2018. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.
As of December 31, 2018, we had total debt of $2,106.5 million, of which $1,486.4 million represents fixed-rate debt. The remaining $620.1 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.
Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $6.2 million. See Note 7 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.
Recently Issued Accounting Pronouncements
In May 2016, FASB issued ASU No. 2016-02, Leases, ("Topic 842"), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (formerly capital) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard provides for a transition method using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows lessees to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements.
The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Related to adoption of the new standard, the Company has implemented internal controls and a lease accounting technology system to enable the preparation of financial statements.
The Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases with original terms of over one year where the Company is the lessee. The Company estimates adoption of the new lease standard will result in recognition of ROU assets and lease liabilities of between $200 million and $230 million, as of January 1, 2019. The Company does not expect a material impact on its consolidated statements of operations. The standard will not impact our debt covenant compliance under our current agreements.
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
On January 1, 2018, we adopted ASU 2016-15 using a retrospective transition method to each period presented. The adoption of this pronouncement did not result in a material impact to the presentation of our consolidated statement of cash flows.
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

Certain prior year amounts in the consolidated statements of operations were reclassified to conform to current year presentation in connection with the adoption of ASU 2017-07. For the years ended December 31, 2017 and 2016, the Company reclassified $2.7 million and $0.7 million, respectively, from "Operating expenses" to "Other net periodic pension benefit." This amount represents the non-service cost component of net periodic pension costs allocable to our park level employees. For the years ended December 31, 2017 and 2016, the Company reclassified $0.6 million and $1.2 million, respectively, from "Selling, general and administrative expenses" to "Other net periodic pension benefit". This amount represents the non-service cost component of net periodic pension costs allocable to our corporate employees. A nominal amount of non-service cost components remains in "Other expense, net" and was not reclassified to "Other net periodic pension benefit." These amounts directly relate to certain other parks that we no longer operate but continue to service pension benefits for former employees of those parks.

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
SIX FLAGS ENTERTAINMENT CORPORATION

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
We acquired five new parks during 2018 through an asset purchase agreement. These parks were excluded from our assessment of internal controls over financial reporting as of December 31, 2018. These parks made up less than 2% of total assets and less than 5% of our total revenues on our consolidated financial statements.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ JAMES REID-ANDERSON
James Reid-Anderson Chairman, President and Chief Executive Officer

/s/ MARSHALL BARBER
Marshall Barber Executive Vice President and Chief Financial Officer
February 19, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired five park operations of Premier Parks, LLC during 2018 through an asset purchase agreement, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, the five park operations of Premier Parks, LLC’s internal control over financial reporting associated with total assets of less than 2% of consolidated total assets and total revenues of less than 5% of consolidated total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the five park operations of Premier Parks, LLC.
Change in Accounting Principle
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on January 1, 2108, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

KPMG LLP

We have served as the Company’s auditor since 1993.
Dallas, Texas
February 19, 2019

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	December 31,
(Amounts in thousands, except share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$44,608	$77,496
Accounts receivable, net	116,043	72,693
Inventories	28,779	24,960
Prepaid expenses and other current assets	52,499	45,923
Total current assets	241,929	221,072
Property and equipment, net:
Property and equipment, at cost	2,204,678	2,095,887
Accumulated depreciation	(950,996)	(857,930)
Total property and equipment, net	1,253,682	1,237,957
Other assets:
Debt issuance costs	1,793	2,991
Deposits and other assets	11,277	12,821
Goodwill	659,618	630,248
Intangible assets, net of accumulated amortization	349,029	351,587
Total other assets	1,021,717	997,647
Total assets	$2,517,328	$2,456,676

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,905	$28,998
Accrued compensation, payroll taxes and benefits	30,468	26,576
Accrued insurance reserves	39,183	39,347
Accrued interest payable	30,697	26,288
Other accrued liabilities	45,880	34,617
Deferred revenue	146,227	142,014
Short-term borrowings	43,000	—
Total current liabilities	368,360	297,840
Noncurrent Liabilities:
Long-term debt, net	2,063,512	2,021,178
Other long-term liabilities	29,280	41,488
Deferred income taxes	173,998	106,851
Total noncurrent liabilities	2,266,790	2,169,517
Total liabilities	2,635,150	2,467,357

Redeemable noncontrolling interests	525,271	494,431

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized and 83,962,182 and 84,488,433 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2,099	2,112
Capital in excess of par value	1,037,640	1,086,265
Accumulated deficit	(1,611,334)	(1,529,608)
Accumulated other comprehensive loss, net of tax	(71,498)	(63,881)
Total stockholders' deficit	(643,093)	(505,112)
Total liabilities and deficit	$2,517,328	$2,456,676
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2018	2017	2016
Park admissions	$810,064	$741,275	$715,413
Park food, merchandise and other	553,527	524,582	521,167
Sponsorship, international agreements and accommodations	100,116	93,217	82,818
Total revenue	1,463,707	1,359,074	1,319,398
Operating expenses (excluding depreciation and amortization shown separately below)	574,724	511,873	490,116
Selling, general and administrative expenses (including a net reversal of stock-based compensation of $46,684 in 2018 and $22,697 in 2017, and stock-based compensation of $116,339 in 2016 and excluding depreciation and amortization shown separately below)	132,168	159,070	293,005
Costs of products sold	121,803	110,374	109,579
Other net periodic pension benefit	(5,169)	(3,322)	(1,920)
Depreciation	113,246	109,206	104,290
Amortization	2,447	2,465	2,603
Loss on disposal of assets	1,879	3,959	1,968
Interest expense	108,034	99,766	82,377
Interest income	(791)	(756)	(505)
Loss on debt extinguishment	—	37,116	2,935
Other expense, net	3,508	271	1,684
Income before income taxes	411,858	329,052	233,266
Income tax expense	95,855	16,026	76,539
Net income	316,003	313,026	156,727
Less: Net income attributable to noncontrolling interests	(40,007)	(39,210)	(38,425)
Net income attributable to Six Flags Entertainment Corporation	$275,996	$273,816	$118,302

Weighted-average common shares outstanding:
Basic:	84,100	86,802	92,349
Diluted:	85,445	88,494	94,398

Net income per average common share:
Basic:	$3.28	$3.15	$1.28
Diluted:	$3.23	$3.09	$1.25

Cash dividends declared per common share	$3.16	$2.62	$2.38

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net income	$316,003	$313,026	$156,727
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,161	1,376	(4,639)
Defined benefit retirement plan (2)	661	1,402	3,543
Change in cash flow hedging (3)	—	525	470
Other comprehensive income (loss), net of tax	1,822	3,303	(626)
Comprehensive income	317,825	316,329	156,101
Comprehensive income attributable to noncontrolling interests	(40,007)	(39,210)	(38,425)
Comprehensive income attributable to Six Flags Entertainment Corporation	$277,818	$277,119	$117,676
________________________________________

(1)
Foreign currency translation adjustment is presented net of tax expense of $0.3 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively, and net of tax benefit of $2.5 million for the year ended December 31, 2016.

(2)	Defined benefit retirement plan is presented net of tax expense of $0.2 million, $0.6 million and $2.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Change in cash flow hedging is presented net of tax expense of $0.3 million for the years ended December 31, 2017 and 2016.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Equity (Deficit)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Equity (Deficit)
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2015	91,550,851	$2,289	$1,041,710	$(953,225)	$(66,558)	$24,216
Issuance of common stock	3,004,648	75	34,606	—	—	34,681
Stock-based compensation	—	—	116,339	—	—	116,339
Dividends declared to common shareholders	—	—	—	(219,093)	—	(219,093)
Repurchase of common stock	(3,742,275)	(94)	(27,833)	(183,824)	—	(211,751)
Employee stock purchase plan	36,204	1	1,819	—	—	1,820
Fresh start valuation adjustment for SFOG units purchased	—	—	—	36	—	36
Change in redemption value of partnership units	—	—	(50,414)	—	—	(50,414)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	118,302	—	118,302
Other comprehensive loss, net of tax	—	—	—	—	(626)	(626)
Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment - adoption of ASU 2016-09	—	—	—	98,657	—	98,657
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,139,147)	(67,184)	(87,833)
Issuance of common stock	1,980,939	50	60,533	—	—	60,583
Stock-based compensation	—	—	(22,697)	—	—	(22,697)
Dividends declared to common shareholders	—	—	—	(226,078)	—	(226,078)
Repurchase of common stock	(8,377,729)	(210)	(61,001)	(438,231)	—	(499,442)
Employee stock purchase plan	35,795	1	1,918	—	—	1,919
Fresh start valuation adjustment for SFOT units purchased	—	—	—	32	—	32
Change in redemption value of partnership units	—	—	(8,715)	—	—	(8,715)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	273,816	—	273,816
Other comprehensive income, net of tax	—	—	—	—	3,303	3,303
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment (Note 2)	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	2,112	1,086,265	(1,525,051)	(73,320)	(509,994)
Issuance of common stock	1,264,497	31	41,626	—	—	41,657
Stock-based compensation	—	—	(46,684)	—	—	(46,684)
Dividends declared to common shareholders	—	—	—	(265,755)	—	(265,755)
Repurchase of common stock	(1,827,991)	(45)	(14,341)	(96,604)	—	(110,990)
Employee stock purchase plan	37,243	1	2,047	—	—	2,048
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Change in redemption value of partnership units	—	—	(31,273)	—	—	(31,273)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	275,996	—	275,996
Other comprehensive income, net of tax	—	—	—	—	1,822	1,822
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Cash flow from operating activities:
Net income	$316,003	$313,026	$156,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,693	111,671	106,893
Stock-based compensation	(46,684)	(22,697)	116,339
Interest accretion on notes payable	1,344	1,056	413
Loss on debt extinguishment	—	37,116	2,935
Amortization of debt issuance costs	3,979	4,061	4,503
Other, including loss on disposal of assets	574	6,875	992
Increase in accounts receivable	(39,193)	(3,108)	(6,157)
Increase in inventories, prepaid expenses and other current assets	(3,769)	(1,847)	(4,948)
Decrease (increase) in deposits and other assets	1,633	(3,597)	(2,011)
(Decrease) increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	(13,750)	5,478	16,134
Increase (decrease) in accrued interest payable	4,409	(1,396)	8,129
Deferred income tax expense (benefit)	72,893	(1,571)	63,286
Net cash provided by operating activities	413,132	445,067	463,235
Cash flow from investing activities:
Additions to property and equipment	(135,624)	(135,219)	(129,258)
Property insurance recovery	2,500	523	320
Purchase of identifiable intangible assets	—	—	(125)
Acquisition of park assets	(19,059)	—	—
Sale (purchase) of restricted-use investments, net	—	3,926	(890)
Proceeds from sale of assets	71	607	2,212
Net cash used in investing activities	(152,112)	(130,163)	(127,741)
Cash flow from financing activities:
Repayment of borrowings	(274,000)	(949,161)	(333,426)
Proceeds from borrowings	356,000	1,313,000	481,170
Payment of debt issuance costs	(793)	(37,336)	(6,278)
Net proceeds from issuance of common stock	43,705	62,502	36,501
Stock repurchases	(110,990)	(499,442)	(211,751)
Payment of cash dividends	(267,044)	(227,101)	(220,314)
Purchase of redeemable noncontrolling interest	(353)	(128)	(223)
Noncontrolling interest distributions	(40,007)	(39,210)	(38,425)
Net cash used in financing activities	(293,482)	(376,876)	(292,746)
Effect of exchange rate on cash	(426)	2,083	(5,123)
(Decrease) increase in cash and cash equivalents	(32,888)	(59,889)	37,625
Cash and cash equivalents at beginning of period	77,496	137,385	99,760
Cash and cash equivalents at end of period	$44,608	$77,496	$137,385

Supplemental cash flow information
Cash paid for interest	$98,302	$96,045	$69,320
Cash paid for income taxes	$30,009	$14,473	$17,267

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

1.	Description of Business
We own and operate regional theme and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America. Of the 25 parks we currently own or operate, 22 parks are located in the United States, two parks are located in Mexico and one park is located in Montreal, Canada.
On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from the current Six Flags Entertainment Corporation ("Holdings")), which had operated regional theme parks and waterparks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 21 of our current parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded parks outside of North America.

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

•
The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Refer to Note 7 for additional information.

d.	Cash Equivalents
Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less, which are readily convertible into cash. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2018 and 2017.

e.	Inventories
Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a nominal valuation allowance for slow moving inventory as of December 31, 2018 and $0.3 million as of December 31, 2017.

f.	Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $22.9 million and $21.1 million of spare parts inventory for existing rides and attractions as of December 31, 2018 and 2017, respectively. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2018 and 2017, we had $1.6 million and $1.9 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $68.4 million, $63.7 million and $62.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

h.	Debt Issuance Costs
We capitalize costs related to the issuance of debt. Debt issuance costs directly related to our Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to our Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to deferred debt issuance costs was $4.0 million, $4.1 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016 respectively. See Note 7 for further discussion.

i.	Property and Equipment
Property and equipment additions are recorded at cost and the carrying value is depreciated using the straight-line method over the estimated useful lives of the assets. Maintenance and repair costs that do not improve service potential or extend economic life are charged directly to expense as incurred, while betterments and renewals are generally capitalized as property and equipment. When an item is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized. See Note 4 for further detail of the components of our property and equipment.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The estimated useful lives of the assets are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years

j.	Goodwill and Indefinite-Lived Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that, we have one reporting unit at the same level for which our Holdings common stock is traded, we believe our market capitalization is the best indicator of our reporting unit's fair value). In September 2012, the FASB amended FASB ASC Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.
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
FASB ASC 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the first paragraph under "Recently Adopted Accounting Pronouncements" below, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services.
We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

received. As of December 31, 2018, deferred revenue was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2019 operating season, (ii) unredeemed portions of the membership program that will be recognized in 2019, and (iii) sponsorship, international agreements and other fee-based revenue that will be recognized in 2019.
We have entered into international agreements to assist third parties in the planning, design, development and operation of Six Flags-branded parks outside of North America. These agreements typically consist of a brand licensing agreement, project services agreement, and management services agreement. Under Topic 606, we treat these agreements as one contract because each was negotiated with a single commercial objective. We have identified three distinct promises within the agreement with each third party partner as brand licensing, project services, and management services. Each of these promises is its own performance obligation and distinct as the third party could benefit from each service on its own with other readily available resources and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). See Note 3 for additional information.

m.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2018 and 2017, we have recorded an allowance for doubtful accounts of $7.4 million and $4.2 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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
Change in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income (loss) until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Change in fair value of a derivative that is not designated as a hedge are recorded in other income (expense), net in the consolidated statements of operations on a current basis. As of December 31, 2017, the interest rate swap agreements expired and all related amounts previously held as derivative assets and liabilities on the consolidated balance sheets and previously recorded in accumulated other comprehensive income were realized in earnings.

o.	Commitments and Contingencies
We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits or claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. In addition to matters in which it is believed that losses are probable, disclosure is also provided for matters in which the

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

likelihood of an unfavorable outcome is at least reasonably possible but for which a reasonable estimate of loss or range of loss is not possible. Legal fees are expensed as incurred. See Note 14 for further discussion.

p.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $115.2 million and $113.5 million as of December 31, 2018 and 2017, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards before they expire.
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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2018 and 2017, we had no accrued interest and penalties liability.
Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.
On December 22, 2017, the Tax Act was signed into law. The Tax Act contained significant changes to corporate taxation, including reduction of the corporate tax rate from 35% to 21% effective January 1, 2018, limitation of the tax deduction for interest expense, limitation of the deduction for net operating losses and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), new taxes concerning global intangible low-tax income (GILTI), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits including the limitation on deductions for certain executive compensation arrangements under Section 162(m) of the Internal Revenue Code. All corporation taxation aspects of the Tax Act are included in our year ended December 31, 2017 tax provision. See Note 10 for further discussion.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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

u.	Acquisition of Park Assets
On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC (the "five new parks"). We completed the transaction on June 1, 2018. In connection with the purchase agreement, we entered into operating leases with EPR Properties, LLC, under which we are the tenant. The five new parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. These acquisitions expanded our portfolio of parks in North America to twenty-five. The financial results of the five new parks since the acquisition date are included in our consolidated statements of operations. Assets acquired and liabilities assumed, consisting primarily of working capital, are reflected in our consolidated financial statements. We paid $19.1 million in cash to Premier Parks, LLC for the five new parks, which reflects the $23.0 million purchase price, less net working capital and other adjustments. We recorded $29.4 million of goodwill in connection with the acquisition, which is attributable to the excess of the purchase price over the net working capital liabilities we assumed.

v.	Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). The amendments in ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date ("ASU 2015-14"), to defer the effective date of ASU 2014-09 for one year. The new guidance became effective for annual and interim periods beginning after December 15, 2017 and replaced most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued Accounting Standards Update No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606)and Principal versus Agent Considerations and Identifying Performance Obligations and Licensing, respectively (together, "ASU 2016-08/10"). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016-08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016 08/10 permits the use of either a retrospective or cumulative effect transition method, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On January 1, 2018, we adopted Topic 606 using the modified retrospective transition method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition ("Topic 605"). Refer to Note 3 for additional information.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). The amendments in ASU 2016-15 address eight classification issues related to the statement of cash flows:

•	debt repayment or debt extinguishment costs;

•	settlement of zero-coupon bonds;

•	contingent consideration payments made after a business combination;

•	proceeds from insurance claims;

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

•	proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies;

•	distribution received from equity method investees;

•	beneficial interests in securitization transactions; and

•	separately identifiable cash flows and application of the predominance principle.

On January 1, 2018, we adopted ASU 2016-15 using a retrospective transition method to each period presented. The adoption of ASU 2016-15 did not result in a material impact to the presentation of our condensed consolidated statement of cash flows.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"). The amendments in ASU 2016-18 require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The accounting effects of ASU 2016-18 did not result in a material impact to the presentation of our consolidated statement of cash flows.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-retirement Benefit Cost ("ASU 2017-07"). The amendments in ASU 2017-07 require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The amendments in ASU 2017-07 also require that an employer disaggregate the service cost component from the other components of net benefit cost. ASU 2017-07 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The amendments in ASU 2017-07 should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic post-retirement benefit cost in the consolidated statements of operations. On January 1, 2018, we adopted ASU 2017-07 using a retrospective transition method to each period presented. Accordingly, the service cost component of net periodic pension cost allocated to our park employees and corporate employees was included within "Operating expenses" and "Selling, general and administrative expenses," respectively, while the other cost components were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Certain prior year amounts in the consolidated statements of operations were reclassified to conform to current year presentation in connection with the adoption of ASU 2017-07. For the years ended December 31, 2017 and 2016, the Company reclassified $2.7 million and $0.7 million, respectively, from "Operating expenses" to "Other net periodic pension benefit." This amount represents the non-service cost component of net periodic pension costs allocable to our park level employees. For the years ended December 31, 2017 and 2016, the Company reclassified $0.6 million and $1.2 million, respectively, from "Selling, general and administrative expenses" to "Other net periodic pension benefit". This amount represents the non-service cost component of net periodic pension costs allocable to our corporate employees. A nominal amount of non-service cost components remains in "Other (income) expense, net" and is not reclassified to "Other net periodic pension benefit." These amounts directly relate to certain other parks that we no longer operate but continue to service pension benefits for former employees of those parks.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income ("ASU 2018-02"). The amendments in ASU 2018-02 allow entities to reclassify from "Accumulated other comprehensive income" ("AOCI") to retained earnings "stranded" tax effects resulting from passage of the Tax Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in AOCI (e.g., employee benefits and cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Tax Act but do not directly relate to the change in the federal tax rate (e.g., state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Tax Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2018-02 may be applied retrospectively to each period in which the effect of the Tax Act is recognized or an entity may elect to apply the amendments in the period of adoption. On January 1, 2018, we elected to early adopt ASU 2018-02, and applied the amendments in the period of adoption. As a result, we r

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

eclassified $9.4 million of "stranded" tax effects of the Tax Act from "Accumulated other comprehensive loss" to "Accumulated deficit" as of January 1, 2018.

w.	Recent Accounting Pronouncements Not Yet Adopted
In May 2016, FASB issued ASU No. 2016-02, Leases, ("Topic 842"), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance (formerly capital) or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard provides for a transition method using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows lessees to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements.
The Company adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption. The Company has elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company has made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. The Company will recognize those lease payments in the consolidated statements of operations on a straight-line basis over the lease term. Related to adoption of the new standard, the Company has implemented internal controls and a lease accounting technology system to enable the preparation of financial statements.
The Company currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases with original terms of over one year where the Company is the lessee. The Company estimates adoption of the new lease standard will result in recognition of ROU assets and lease liabilities of between $200 million and $230 million, as of January 1, 2019. The Company does not expect a material impact on its consolidated statements of operations. The standard will not impact our debt covenant compliance under our current agreements.
3. Revenue
On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
We recorded a net reduction to our opening "Accumulated deficit" of $4.9 million, net of taxes of $1.3 million as of January 1, 2018, to recognize the cumulative impact of adopting Topic 606, with the impact primarily related to our international agreements revenue. During the year ended December 31, 2018 we recognized $0.9 million less revenue as a result of applying Topic 606.
Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.
In accordance with the new revenue standard disclosure requirements, the impact of adoption of Topic 606 on our condensed consolidated balance sheet as of December 31, 2018 was as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(Amounts in thousands)	Balance at December 31, 2018
Balance Sheet	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Assets
Accounts receivable, net	$116,043	$121,209	$(5,166)

Liabilities
Deferred revenue	146,227	148,183	(1,956)
Deferred income taxes	173,998	172,502	1,496

Stockholders' Deficit
Accumulated deficit	(1,611,334)	(1,616,960)	5,626
Total stockholders' deficit	(643,093)	(648,719)	5,626
The impact of adoption of Topic 606 on our consolidated statements of operations for the year ended December 31, 2018 was as follows:

(Amounts in thousands)	Year Ended December 31, 2018
Statement of Operations	As Reported	Balances Without Adoption	Effect of Change Higher/(Lower)
Revenues
Sponsorship, international agreements and accommodations	$100,116	$101,058	$(942)

Costs and expenses
Income tax expense	95,855	96,053	(198)

Net income	275,996	276,740	(744)
The following tables present our revenues disaggregated by contract duration for the years ended December 31, 2018, 2017 and 2016, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

(Amounts in thousands)	Year Ended December 31, 2018
	Park Admissions	Park Food, Merchandise and Other	Sponsorship, international agreements and accommodations	Consolidated
Long-term contracts	$115,612	$25,383	$71,589	$212,584
Short-term contracts and other (a)	694,452	528,144	28,527	1,251,123
Total revenues	$810,064	$553,527	$100,116	$1,463,707

(Amounts in thousands)	Year Ended December 31, 2017
	Park Admissions	Park Food, Merchandise and Other	Sponsorship, international agreements and accommodations	Consolidated
Long-term contracts	$109,943	$20,498	$57,934	$188,375
Short-term contracts and other (a)	631,332	504,084	35,283	1,170,699
Total revenues	$741,275	$524,582	$93,217	$1,359,074

(Amounts in thousands)	Year Ended December 31, 2016
	Park Admissions	Park Food, Merchandise and Other	Sponsorship, international agreements and accommodations	Consolidated
Long-term contracts	$88,594	$12,610	$53,670	$154,874
Short-term contracts and other (a)	626,819	508,557	29,148	1,164,524
Total revenues	$715,413	$521,167	$82,818	$1,319,398
(a) Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Our long-term contracts consist of season passes with customers, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks' operating season. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party's products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our long-form agreements to be significant, neither individually nor in the aggregate, to any period presented. In future filings, we will include such a statement in our revenue footnote, subject to modification as appropriate. Refer to Note 2 for additional information on our accounting for performance obligations in these contracts.
The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship contracts and international agreements may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. There were not significant changes to our estimates of variable consideration. Our brand licensing and management services performance obligations include royalty payments and management fees, respectively, based on gross sales from Six Flags-branded parks. We have elected to apply the sales-based royalty exemption to the brand licensing performance obligation, and accordingly do not estimate revenue attributable to the gross sales-based royalty. We have also elected to apply the direct allocation exemption to the management services performance obligation and accordingly do not estimate revenue attributable to the gross sales based management fee.
We recognize season pass revenue in "Park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements, using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue." As a result of the adoption of Topic 606, we recognized an increase to "Sponsorship, international agreements and accommodations" revenue previously recognized in prior periods of $0.9 million during the year ended December 31, 2018, respectively.
At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $109.7 million was recognized as revenue for long-term contracts during the year ended December 31, 2018. As of December 31, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $100.8 million. As of December 31, 2018, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $167.4 million in 2019, $64.7 million in 2020, $48.6 million in 2021 and $30.7 million in 2022 and thereafter.
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
We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue". There was no change in the pattern of recognition for season pass and membership revenue during the year ended December 31, 2018 under Topic 606, as compared to historic accounting under Topic 605.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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

4.	Property and Equipment
As of December 31, 2018 and 2017, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2018	2017
Land	$221,616	$221,345
Land improvements	251,295	236,135
Buildings and improvements	302,957	295,124
Rides and attractions	1,118,141	1,059,720
Equipment and other	310,669	283,563
Property and equipment, at cost	2,204,678	2,095,887
Accumulated depreciation	(950,996)	(857,930)
Property and equipment, net	$1,253,682	$1,237,957

5.	Goodwill and Intangible Assets
We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2018, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is not likely that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of December 31, 2018 and 2017, the carrying amount of goodwill was $659.6 million and $630.2 million, respectively. We paid $19.1 million in cash to Premier Parks, LLC for the five new parks, which reflects the $23.0 million purchase price, less net working capital and other adjustments. We recorded $29.4 million of goodwill in connection with the acquisition, which is attributable to the excess of the purchase price over the net working capital liabilities we assumed.
As of December 31, 2018 and 2017, intangible assets, net consisted of the following:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	As of December 31, 2018
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	1.5	24,361	(20,821)	3,540
Other	42.9	1,726	(312)	1,414

Total intangible assets, net		$370,162	$(21,133)	$349,029

	As of December 31, 2017
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	2.5	24,361	(18,419)	5,942
Other	30.0	2,735	(1,165)	1,570

Total intangible assets, net		$371,171	$(19,584)	$351,587
Amortization expense related to finite-lived intangible assets totaled $2.4 million, $2.5 million and 2.6 million for the years ended December 31, 2018, 2017 and 2016. respectively. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2019	$2,437
2020	1,048
2021	57
2022	57
2023	57
2024 and thereafter	1,298
$4,954

6.	Noncontrolling Interests, Partnerships and Joint Ventures
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2016	$227,620	$258,256	$485,876
Fresh start accounting fair market value adjustment for purchased units	(32)	—	(32)
Purchases of redeemable units of SFOT	(128)	—	(128)
Change in redemption value of partnership units	133	8,582	8,715
Net income attributable to noncontrolling interests	19,701	19,509	39,210
Distributions to noncontrolling interests	(19,701)	(19,509)	(39,210)
Balance at December 31, 2017	227,593	266,838	494,431
Fresh start accounting fair market value adjustment for purchased units	(80)	—	(80)
Purchases of redeemable units of SFOT	(353)	—	(353)
Change in redemption value of partnership units	16,596	14,677	31,273
Net income attributable to noncontrolling interests	20,086	19,921	40,007
Distributions to noncontrolling interests	(20,086)	(19,921)	(40,007)
Balance at December 31, 2018	$243,756	$281,515	$525,271
See Note 14 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2018, the redemption value of the noncontrolling partnership units in SFOT and SFOG equaled the carrying values.

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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
On June 21, 2017, we entered into an amendment to the Amended and Restated Credit Facility that reduced the overall borrowing rate on the Amended and Restated Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.25% to LIBOR plus 2.00%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment and recognized a loss on debt extinguishment of 0.2 million.
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
As of December 31, 2018, $43.0 million under the Amended and Restated Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $18.1 million). As of December 31, 2017, no amounts under the Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $18.7 million). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2018 and 2017, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of December 31, 2018 and 2017, $583.8 million and $544.8 million, respectively, was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In April 2014, we entered into the Interest Rate Swap Agreements with a notional amount of $200.0 million to mitigate the risk of an increase in the LIBOR interest rate above the 0.75% minimum LIBOR rate in effect on the Term Loan B. The Interest Rate Swap Agreements continued to mitigate an increase in the LIBOR rate in effect on the Amended and Restated Term Loan B through December 2017. As of December 31, 2018 and 2017, the applicable interest rate on the Amended and Restated Term Loan B was 4.26% and 3.36%, respectively. Beginning on September 30, 2015, the Amended and Restated Term Loan B became payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. All remaining outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
On April 13, 2017, we issued an additional $700.0 million of 4.875% Senior Notes due July 31, 2024 (the "2024 Notes Add-on"). We capitalized $3.9 million of debt issuance costs directly associated with the issuance of the 2024 Notes Add-on. Interest payments of $24.4 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment for the 2024 Notes on January 31, 2017, which was $9.1 million.
On April 13, 2017, we issued $500.0 million of 5.500% Senior Notes due April 15, 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which was $13.9 million.
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
Total Indebtedness Summary
As of December 31, 2018 and 2017, total debt consisted of the following:

	December 31,
(Amounts in thousands)	2018	2017
Amended and Restated Term Loan B	$583,750	$544,750
2027 Notes	500,000	500,000
2024 Notes	1,000,000	1,000,000
Amended and Restated Revolving Loan	43,000	—
Net discount	(6,792)	(8,137)
Deferred financing costs	(13,446)	(15,435)
Total debt	2,106,512	2,021,178
Less current portion	43,000	—
Total long-term debt	$2,063,512	$2,021,178
As of December 31, 2018, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(Amounts in thousands)
For the year ending December 31:
2019	$—
2020	43,000
2021	—
2022	583,750
2023	—
2024 and thereafter	1,500,000
$2,126,750
Fair-Value of Long-Term Indebtedness

As of December 31, 2018 and December 31, 2017, the fair value of our long-term debt was $2,012.4 million and $2,057.1 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

8.	Selling, General and Administrative Expenses
Selling, general and administrative expenses comprised the following for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Park	$129,335	$129,090	$124,019
Corporate	2,833	29,980	168,986
Total selling, general and administrative expenses	$132,168	$159,070	$293,005
Corporate, selling, general and administrative expense includes a reversal of stock-based compensation expense of $46.7 million and $22.7 million for the years ended December 31, 2018 and 2017, respectively, and stock-based compensation expense of $116.3 million for the year ended December 31, 2016.

9.	Stock Benefit Plans
Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. In May 2017, our stockholders approved amendments to the Long-Term Incentive Plan that increased the number of shares available for issuance under the Long-Term Incentive Plan by 4,000,000 shares.
During the years ended December 31, 2018, 2017, and 2016 we recognized stock-based compensation expense related to the Long-Term Incentive Plan, excluding of amounts related to our 2017 Performance Award, of $15.5 million, $16.9 million and $13.6 million, respectively.
As of December 31, 2018, options to purchase approximately 5,380,000 shares of common stock of Holdings and approximately 16,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 5,086,000 shares were available for future grant.
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2018, 2017 and 2016:

	December 31, 2018		December 31, 2017		December 31, 2016
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	2.52%	2.67%	1.64%	1.56%	1.05%	1.00%
Expected life (in years)	3.85	3.68	3.85	3.85	3.85	3.85
Expected volatility	23.20%	22.51%	21.89%	22.70%	24.30%	23.17%
Expected dividend yield	4.67%	4.54%	4.22%	4.42%	4.47%	4.15%
The following table summarizes stock option activity for the year ended December 31, 2018:

(Amounts in thousands, expect per share data)	Shares	Weighted Avg. Exercise Price ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at December 31, 2017	5,185	$43.78
Granted	1,451	$65.71
Exercised	(1,094)	$38.08
Canceled or exchanged	(4)	$44.39
Forfeited	(158)	$52.46
Expired	—	$—
Balance at December 31, 2018	5,380	$50.60	7.47	$43,141
Vested and expected to vest at December 31, 2018	5,140	$50.16	7.40	$42,780
Options exercisable at December 31, 2018	2,035	$37.88	5.51	$36,413
The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2018	2017	2016
Weighted average grant date fair value of options granted	$8.01	$6.26	$5.84
Total intrinsic value of options exercised	$31,822	$52,955	$37,847
Total fair value of options that have vested	$8,446	$8,436	$10,701
Total cash received from the exercise of stock options	$41,658	$60,583	$34,680
As of December 31, 2018, there was $13.5 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 3.12 years.
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
During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

(net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. As of December 31, 2018, we did not reach late achievement of the 2017 Performance Award goal and thus all previously recognized stock-based compensation associated with this award was reversed.
During the year ended December 31, 2016, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $750 million by 2020 (the "2020 Performance Award"). The aggregate payout under the performance award to key employees if the target is achieved in 2020 would be 1,025,000 shares plus associated DERs but could be more or less depending on the level of achievement and the timing thereof. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2018. Based on the closing market price of Holdings' common stock on the last trading day of the quarter ended December 31, 2018, the total unrecognized compensation expense related to this award at target achievement in 2020 is $63.2 million that will be expensed over the service period if it becomes probable of achieving the performance condition. The required growth rate, combined with the uncertainty of the timing of our international agreements revenue over the next few years has led us to revisit our medium-term outlook and conclude that on time achievement of the 2020 Performance Award is highly unlikely. We are now striving for late achievement of the target in 2021, with modest growth likely in 2019 and accelerating thereafter. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2018:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at December 31, 2017	12	$61.74
Granted	65	$63.80
Vested	(61)	$63.42
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2018	16	$63.69
The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2018	2017	2016
Weighted average grant date fair value of stock awards granted	$63.80	$61.74	$51.46
Total grant date fair value of stock awards granted	$4,185	$750	$68,207
Total fair value of stock awards that have vested	$3,888	$560	$68,341
There was $0.3 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2018 that is expected to be recognized over a weighted-average period of 0.33 years.
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
During each of the years ended December 31, 2018, 2017 and 2016, approximately 3,000 DSUs were granted at a weighted-average grant date fair value of $57.04, $56.32 and $54.16 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million for the years ended December 31, 2018, 2017 and 2016.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2018, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, Holdings' Board of Directors granted DERs to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. The DERs accrue dividends as of the record date of each of Holdings' dividends that will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings' Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2020 Performance Award.
Holdings' Board of Directors granted approximately 1.5 million, 1.9 million and 1.3 million additional options to the majority of our full-time employees as well as DERs in connection with such options during the years ended December 31, 2018, 2017 and 2016, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2017 Performance Award discussed above, we recorded stock-based compensation for DER grants of $5.9 million, $4.2 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Employee Stock Purchase Plan
The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings' common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants' payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. Pursuant to the ESPP, no more than 2,000,000 shares of common stock of Holdings may be issued. Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2018, we had 1,702,000 shares available for purchase pursuant to the ESPP.
In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2018 and 2017, no purchase rights were outstanding under the ESPP.
Stock-based compensation consisted of the following amounts for the years ended December 31, 2018, 2017 and 2016. We present separately the reversal of previously recorded stock-based compensation related to the 2017 Performance Award from our Long-Term Incentive Plan and Employee Stock Purchase Plan.

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Long-Term Incentive Plan
Options and Other	$15,543	$16,910	$13,581
2017 Performance Award	(62,512)	(39,935)	102,447
Employee Stock Purchase Plan	285	328	311
Total stock-based compensation	$(46,684)	$(22,697)	$116,339

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

10.	Income Taxes
The following table summarizes the domestic and foreign components of our income before income taxes for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Domestic	$383,875	$301,322	$216,205
Foreign	27,983	27,730	17,061
Income before income taxes	$411,858	$329,052	$233,266
The following table summarizes the components of income tax expense (benefit) for the years ended December 31, 2018, 2017 and 2016:

(Amounts in thousands)	Current	Deferred	Total
2018:
U.S. federal	$(58)	$65,976	$65,918
Foreign	11,752	626	12,378
State and local	11,268	6,291	17,559
Income tax expense	$22,962	$72,893	$95,855
2017:
U.S. federal	$(72)	$(6,774)	$(6,846)
Foreign	11,840	(2,231)	9,609
State and local	5,829	7,434	13,263
Income tax expense (benefit)	$17,597	$(1,571)	$16,026
2016:
U.S. federal	$(41)	$57,950	$57,909
Foreign	6,206	(427)	5,779
State and local	7,088	5,763	12,851
Income tax expense	$13,253	$63,286	$76,539
Recorded income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December, 31, 2017 and 2016 to income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Computed "expected" federal income tax expense	$86,490	$115,168	$81,643
Effect of noncontrolling interest income distribution	(8,401)	(13,724)	(13,449)
Change in valuation allowance	1,663	413	648
Effect of state and local income taxes, net of federal tax benefit	12,980	10,767	8,353
Deductible compensation in excess of book	(5,392)	(13,757)	—
Nondeductible compensation	1,167	2,201	2,127
Effect of foreign income taxes	4,544	2,367	380
Effect of foreign earnings earned and remitted in the same year	2,317	4,402	6,000
Effect of foreign tax credits	(996)	(5,357)	(9,405)
Effect of Tax Reform, including change in valuation allowance of $20,824	—	(84,599)	—
Other, net	1,483	(1,855)	242
Income tax expense	$95,855	$16,026	$76,539
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company's NOLs were reduced by approximately $804.8 million of CODI.
Sections 382 and 383 of the IRC impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards that a corporation has at the time of a so-called "ownership change" within the meaning of IRC Section 382. The Company's issuance of stock pursuant to its reorganization under Chapter 11 resulted in such an ownership change. The limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company's limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried, increased by the portion of the net built-in income and gain that existed at emergence and that IRS pronouncements permit a taxpayer to treat as recognized during the five-year period following the ownership change. This has allowed the Company to increase its annual limitation by approximately $696.0 million through the end of 2015. Annual limitation amounts accumulate for future use to the extent they are not utilized in a given year. As a result of the Section 382 limitation, the Company may have a cash tax liability in future years even though its deferred tax assets have not been exhausted. A subsequent ownership change could further limit the Company's utilization of NOLs and other Tax Attributes if a smaller limitation resulted from the subsequent ownership change or applied to NOLs and other Tax Attributes accumulated after emergence from Chapter 11.
Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2018 and 2017:

	December 31,
(Amounts in thousands)	2018	2017
Deferred tax assets	$233,980	$296,132
Less: Valuation allowance	115,172	113,509
Net deferred tax assets	118,808	182,623
Deferred tax liabilities	292,806	289,474
Net deferred tax liability	$173,998	$106,851

	December 31,
(Amounts in thousands)	2018	2017
Deferred tax assets:
Federal net operating loss carryforwards	$19,334	$49,543
State net operating loss carryforwards	117,236	119,837
Deferred compensation	6,873	21,464
Foreign tax credits	39,300	52,152
Alternative minimum tax credits	6,591	6,591
Accrued insurance, pension liability and other	44,646	46,545
Total deferred tax assets	$233,980	$296,132

Deferred tax liabilities:
Property and equipment	$209,070	$200,008
Intangible assets and other	83,736	89,466
Total deferred tax liabilities	$292,806	$289,474
As of December 31, 2018, we had approximately $0.2 billion and $5.5 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $39.3 million expire between 2020 and 2027. We have a valuation allowance of $115.2 million and $113.5 million as of December 31, 2018 and 2017, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. The valuation allowance at December 31, 2018 and December 31, 2017 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Our unrecognized tax benefit as of each of December 31, 2018 and 2017 was $25.7 million. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company's NOL position, we have not accrued any penalties and interest.
Passage of the Tax Cuts and Jobs Act (H.R. 1) and Staff Accounting Bulletin No. 118

On December 22, 2017, the Tax Act was signed into law. The Tax Act contains significant changes to corporate taxation, including a reduction of the corporate tax rate from 35% to 21%, creating a territorial tax system, allowing for immediate expensing of certain qualified property, modifying or repealing many business deductions and credits, and providing other incentives. In response to the Tax Act, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes based on the provisions of the tax laws that were in effect immediately prior to the enactment of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the enactment date of the Tax Act for companies to complete the accounting under Topic 740. For the year ended December 31, 2018, the Company has not identified any material changes to the net one-time charge related to its accounting for the enactment of the Act. Accordingly, the Company has finalized its accounting treatment for the Act. For global intangible low taxed income ("GILTI") under the Act, the Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the "period cost method").

11.	Preferred Stock, Common Stock and Other Stockholders' Equity
Common Stock
As of December 31, 2018, the number of authorized shares of common stock was 140,000,000, of which 83,962,182 shares were outstanding, 5,086,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,702,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings' common stock may be issued by either authorized and unissued shares, treasury shares or shares purchased on the open market.
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
On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of February 14, 2019, Holdings had repurchased 4,603,000 shares at a cumulative cost of approximately $268.2 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
During the years ended December 31, 2018, 2017 and 2016, Holdings' Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Dividends Paid Per Share
2018:
Fourth Quarter	$0.82
Third Quarter	$0.78
Second Quarter	$0.78
First Quarter	$0.78
2017:
Fourth Quarter	$0.70
Third Quarter	$0.64
Second Quarter	$0.64
First Quarter	$0.64
2016:
Fourth Quarter	$0.64
Third Quarter	$0.58
Second Quarter	$0.58
First Quarter	$0.58
Preferred Stock
As of December 31, 2018, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings' Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings' common stock. If issued, the preferred stock could also dilute the holders of Holdings' common stock and could be used to discourage, delay or prevent a change of control.
Accumulated Other Comprehensive (Loss) Income
The balances for each component of accumulated other comprehensive (loss) income are as follows:

	Currency Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(24,800)	$(1,598)	$(49,772)	$9,612	$(66,558)
Net current period change	(7,142)	(944)	4,881	965	(2,240)
Amounts reclassified from AOCI	—	1,716	931	(1,033)	1,614
Balance as of December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Net current period change	3,120	57	1,136	(2,106)	2,207
Amounts reclassified from AOCI	—	769	865	(538)	1,096
Balance as of December 31, 2017	$(28,822)	$—	$(41,959)	$6,900	$(63,881)
Net current period change	1,470	—	167	(351)	1,286
Amounts reclassified from AOCI	—	—	721	(185)	536
Effects of adoption of ASU 2018-02	—	—	—	(9,439)	(9,439)
Balance as of December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2018, 2017 and 2016:

	Location of	Amount of Reclassification from AOCI
	Reclassification	Year Ended December 31,
Component of AOCI	into Income	2018	2017	2016
		(Amounts in thousands)
Amortization of loss on interest rate hedge	Interest expense	$—	$769	$1,716
	Income tax benefit	—	(279)	(669)
	Net of tax	$—	$490	$1,047

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$721	$865	$931
	Income tax benefit	(185)	(259)	(364)
	Net of tax	$536	$606	$567

Total reclassifications		$536	$1,096	$1,614

12.	Pension Benefits
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
Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Change in benefit obligation:
Beginning balance	$218,746	$216,571	$223,389
Interest cost	7,386	8,283	8,901
Actuarial loss (gain)	(16,324)	11,402	(828)
Benefits paid	(8,056)	(17,510)	(14,891)
Benefit obligation at end of period	$201,752	$218,746	$216,571

Change in fair value of plan assets:
Beginning balance	$190,534	$178,375	$173,123
Actual return on assets	(2,497)	25,240	15,949
Employer contributions	6,000	6,000	6,000
Administrative fees	(1,223)	(1,571)	(1,806)
Benefits paid	(8,056)	(17,510)	(14,891)
Fair value of plan assets at end of period	$184,758	$190,534	$178,375
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2018 and 2017, the SFTP Benefit Plan's projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $17.0 million and $28.2 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets.

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

Other net periodic pension benefit is disclosed within the consolidated statement of operations due to the adoption of ASU 2017-07.
We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2018	2017
Discount rate	4.05%	3.45%
Rate of compensation increase	N/A	N/A
Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net periodic benefit cost:
Service cost	$1,300	$1,700	$2,400
Interest cost	7,386	8,283	8,901
Expected return on plan assets	(13,737)	(12,831)	(12,490)
Amortization of net actuarial loss	721	865	931
Total net periodic benefit	$(4,330)	$(1,983)	$(258)

Other comprehensive income:
Current year actuarial gain	$167	$1,136	$4,881
Recognized net actuarial loss	721	865	931
Total other comprehensive gain	$888	$2,001	$5,812
As of December 31, 2018 and 2017, we have recorded $49.9 million (net of tax expense of $8.8 million) and $42.2 million (net of tax expense of $0.3 million) in accumulated other comprehensive loss in our consolidated balance sheets, respectively.
We anticipate that $0.8 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2019.
The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2018	2017	2016
Discount rate	3.45%	3.90%	4.10%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	27.77	26.33	27.79
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

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

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
Plan Assets
The target allocations for plan assets are 9% domestic equity securities, 64% fixed income securities, 12% international equity securities, and 15% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of December 31, 2018
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$22,022	$22,022	$—	$—
International Equity (b)	15,894	15,894	—	—
Fixed Income:
Long Duration Fixed Income (c)	109,408	109,408	—	—
High Yield (d)	4,965	4,965	—	—
Emerging Markets Debt (e)	4,566	4,566	—	—
Alternatives:
Other Investments (f) (g)	27,903	—	—	—
Fair Value of Plan Assets	$184,758	$156,855	$—	$—

	Fair Value Measurements as of December 31, 2017
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$27,765	$27,765	$—	$—
Small/Mid-Cap Equity (a)	3,433	3,433	—	—
International Equity (b)	24,383	24,383	—	—
Fixed Income:
Long Duration Fixed Income (c)	95,650	95,650	—	—
High Yield (d)	8,559	8,559	—	—
Emerging Markets Debt (e)	5,001	5,001	—	—
Alternatives:
Other Investments (f) (g)	25,743	—	—	—
Fair Value of Plan Assets	$190,534	$164,791	$—	$—
________________________________________

(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

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

(g)
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

The following table represents a rollforward of the December 31, 2017 balances of our plan assets that are valued using Level 3 inputs:

(Amounts in thousands)	Hedge Fund of Funds
Balance as of December 31, 2016	$9,967
Actual return on plan assets:
Relating to assets still held at the reporting date	—
Relating to assets sold during the period	(9,967)
Purchases, sales and settlements, net	—
Balance as of December 31, 2017	$—
Expected Cash Flows
The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2019	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2019	$9,823
2020	10,242
2021	10,649
2022	11,196
2023	11,547
2024 through 2028	61,609
Total expected benefit payments	$115,066

13.	Earnings Per Common Share
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
For the years ended December 31, 2018, 2017 and 2016, the computation of diluted earnings per share included the effect of 1.3 million, 1.7 million and 2.0 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2018, 2017 and 2016, the computation of diluted earnings per share excluded the effect of 0.7 million, 0.4 million and 0.4 million antidilutive stock options and restricted stock units, respectively. Earnings per common share for the years ended December 31, 2018, 2017 and 2016 was calculated as follows:

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Net income attributable to Six Flags Entertainment Corporation common stockholders	$275,996	$273,816	$118,302

Weighted-average common shares outstanding—basic	84,100	86,802	92,349
Effect of dilutive stock options and restricted stock units	1,345	1,692	2,049
Weighted-average common shares outstanding—diluted	85,445	88,494	94,398

Earnings per share—basic	$3.28	$3.15	$1.28
Earnings per share—diluted	$3.23	$3.09	$1.25

14.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2018, our share of the distribution will be approximately $31.7 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities.  Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2018, is $408.3 million in the case of SFOG and $520.5 million in the case of SFOT. As of December 31, 2018, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2018 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.1750 units from the Texas partnership for approximately $0.4 million in May 2018. Pursuant to the 2017 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.0708 units from the Texas partnership for approximately $0.1 million in May 2017. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2018 at both parks aggregated approximately $525.3 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. The $350.0 million accordion feature on the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.
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
We incurred $21.2 million of capital expenditures at these parks during the 2018 season and intend to incur approximately $17 million of capital expenditures at these parks for the 2019 season, an amount in excess of the minimum required

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $77.6 million of cash in 2018 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2018 and 2017, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.
Operating Leases
We lease under long-term leases the sites of Six Flags Mexico, Six Flags Hurricane Harbor Oaxtepec, La Ronde, Six Flags Hurricane Harbor Concord, Frontier City, White Water Bay, Six Flags Hurricane Harbor Phoenix, Six Flags Hurricane Harbor Splashtown, Six Flags Darien Lake and a small parcel near Six Flags New England. In certain cases, rent is based upon a percentage of the revenues earned by the applicable park. Under these leases, we recognized rental expense of approximately $18.6 million, $5.9 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Total rental expense, including office space and park sites, was approximately $27.9 million, $16.1 million and $12.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum obligations under non-cancelable operating leases, including site leases, as of December 31, 2018, are summarized as follows:

(Amounts in thousands)
For the year ending December 31:
2019	$23,936
2020	23,266
2021	22,384
2022	21,626
2023	21,563
2024 and thereafter	314,799
$427,574
License Agreements
We are party to a license agreement pursuant to which we have the exclusive right on a long-term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The license fee is subject to periodic scheduled increases and is payable on a per-theme park basis.
In November 1999, we entered into license agreements pursuant to which we have the exclusive right on a long-term basis to parks use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. Under such agreements, the license fee is based on specified percentages of the gross revenues of the applicable parks.
Insurance
We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured retention contingencies. For workers' compensation claims arising after November 15, 2003, our deductible is $0.75 million. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2019. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Capital Expenditures
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorney's fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Appellate Court. On December 21, 2017, the Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff's leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

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
Tax and other contingencies

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

15.	Business Segments
We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). Primarily all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment - parks.
The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net income	$316,003	$313,026	$156,727
Interest expense, net	107,243	99,010	81,872
Income tax expense	95,855	16,026	76,539
Depreciation and amortization	115,693	111,671	106,893
Corporate expenses	48,679	52,105	51,435
Stock-based compensation	(46,684)	(22,697)	116,339
Non-operating park level expense, net:
Loss on disposal of assets	1,879	3,959	1,968
Loss on debt extinguishment, net	—	37,116	2,935
Other expense, net	3,508	271	1,684
Park EBITDA	$642,176	$610,487	$596,392
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income by domestic and foreign categories as of or for the years ended December 31, 2018, 2017 and 2016:

(Amounts in thousands)	Domestic	Foreign	Total
As of or for the year ended December 31, 2018
Long-lived assets	$2,160,970	$101,359	$2,262,329
Revenues	1,335,787	127,920	1,463,707
Income before income taxes	383,875	27,983	411,858
As of or for the year ended December 31, 2017
Long-lived assets	$2,121,157	$98,635	$2,219,792
Revenues	1,240,018	119,056	1,359,074
Income before income taxes	301,322	27,730	329,052
As of or for the year ended December 31, 2016
Long-lived assets	$2,111,839	$83,636	$2,195,475
Revenues	1,205,235	114,163	1,319,398
Income before income taxes	216,205	17,061	233,266

SIX FLAGS ENTERTAINMENT CORPORATION
Notes to Consolidated Financial Statements

16.	Quarterly Financial Information (Unaudited)
Following is a summary of the unaudited interim results of operations for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$128,964	$445,420	$619,820	$269,503
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(62,345)	74,502	184,417	79,422
Net (loss) income per weighted average common share outstanding:
Basic	$(0.74)	$0.89	$2.19	$0.94
Diluted	(0.74)	0.88	2.16	0.93

	Year Ended December 31, 2017
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$99,528	$422,372	$580,418	$256,756
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(57,548)	52,026	181,325	98,013
Net (loss) income per weighted average common share outstanding:
Basic	$(0.63)	$0.60	$2.15	$1.16
Diluted	(0.63)	0.59	2.11	1.14

	Year Ended December 31, 2016
(Amounts in thousands)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$115,419	$407,066	$557,599	$239,314
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(46,935)	60,887	102,482	1,868
Net (loss) income per weighted average common share outstanding:
Basic	$(0.51)	$0.65	$1.11	$0.02
Diluted	(0.51)	0.64	1.09	0.02
We operate a seasonal business. In particular, our theme park and waterpark operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.
During the second and third quarter of 2017, it was determined that achieving the Modified EBITDA performance target related to the 2017 Performance Award would be difficult due to adverse weather and natural disasters experienced during the summer months of 2017, but late achievement of the 2017 Performance Award target was probable by the end of 2018. As a result, we recorded a reversal to stock-based compensation expense related to this award in the second and third quarters of 2017 of $27.9 million and $45.0 million, respectively, to reflect partial achievement of the 2017 Performance Award. The 2017 Performance Award provided for late achievement of the Modified EBITDA performance target in 2018, which did not occur. As a result, we recorded a reversal to stock-based compensation expense of $81.7 million in the fourth quarter of 2018 related to the 2017 Performance Award. Refer to Note 9 for further discussion.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2018, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer

concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2018
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, compliance with Section 16 of the Exchange Act, our code of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Corporate Governance" in our Proxy Statement for our 2019 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2018 (the "2019 Proxy Statement").

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the information set forth in the sections entitled "2018 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance" and "Compensation Committee Report" in the 2019 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2019 Proxy Statement.
Equity Compensation Plan Information
The following table contains information as of December 31, 2018 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,380,000	(1)	$50.60	(2)	6,788,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	5,380,000		$50.60		6,788,000
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

(3)
Consists of 1,702,000 shares reserved for issuance under the Company's Employee Stock Purchase Plan and 5,086,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2019 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2019 Proxy Statement.

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

—
Certificate of Amendment to Restated Certificate of Incorporation of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on July 25, 2018.

—	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018.
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

10.56	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.
10.57	†
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

10.58	†
Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation-incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017.

10.59	†
Retirement Agreement, dated as of July 18, 2017, by and between John M. Duffey and Six Flags Entertainment Corporation-incorporated by reference to Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017.

10.60	†*
Employment Agreement, dated as of November 17, 2017, by and between Kathy Aslin and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.59 to Registrant's Annual Report on Form 10-K (File No. 001-13703) filed on February 20, 2018.

10.61
Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 26, 2018, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 25, 2018.

10.62
First Incremental Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2018, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, the Incremental Term Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 25, 2018.

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
Date: February 19, 2019

SIX FLAGS ENTERTAINMENT CORPORATION
By:	/s/ James Reid-Anderson
James Reid-Anderson Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ JAMES REID-ANDERSON	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2019
James Reid-Anderson

/s/ MARSHALL BARBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2019
Marshall Barber

/s/ TAYLOR BROOKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 19, 2019
Taylor Brooks

/s/ KURT CELLAR	Director	February 19, 2019
Kurt Cellar

/s/ NANCY A. KREJSA	Director	February 19, 2019
Nancy A. Krejsa

/s/ JON L. LUTHER	Director	February 19, 2019
Jon L. Luther

/s/ USMAN NABI	Director	February 19, 2019
Usman Nabi

/s/ STEPHEN D. OWENS	Director	February 19, 2019
Stephen D. Owens

/s/ RICHARD W. ROEDEL	Director	February 19, 2019
Richard W. Roedel