Form 10-Q
period 2019-03-31
Six Flags Entertainment Corp
filed 2019-04-24
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2019 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  At April 19, 2019, Six Flags Entertainment Corporation had 84,258,139 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION
FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, (iv) our dividend policy and ability to pay dividends on our common stock, (v) the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (vi) our ability to realize the benefits of acquisitions and the timing and certainty of future growth opportunities and strategic initiatives, (vii) our expectations regarding uncertain tax positions and (viii) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

•	factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;

•	recall of food, toys and other retail products sold at our parks;

•	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;

•	inability to achieve desired improvements and our aspirational financial performance goals;

•	adverse weather conditions such as excess heat or cold, rain and storms;

•	general financial and credit market conditions;

•	economic conditions (including customer spending patterns);

•	changes in public and consumer tastes;

•	construction delays in capital improvements and ride downtime;

•	competition with other theme parks and waterparks and entertainment alternatives;

•	dependence on a seasonal workforce;

•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cybersecurity risks; and

•	other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2018 Annual Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2019	December 31, 2018
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,434	$44,608
Accounts receivable, net	93,615	116,043
Inventories	39,468	28,779
Prepaid expenses and other current assets	69,099	52,499
Total current assets	222,616	241,929
Property and equipment, net:
Property and equipment, at cost	2,255,974	2,204,678
Accumulated depreciation	(977,733)	(950,996)
Total property and equipment, net	1,278,241	1,253,682
Other assets:
Right-of-use operating leases, net	205,180	—
Debt issuance costs	1,493	1,793
Deposits and other assets	10,745	11,277
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization of $21,422 and $21,133 as of March 31, 2019 and December 31, 2018, respectively	347,014	349,029
Total other assets	1,224,050	1,021,717
Total assets	$2,724,907	$2,517,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$51,457	$32,905
Accrued compensation, payroll taxes and benefits	23,385	30,468
Accrued insurance reserves	36,198	39,183
Accrued interest payable	26,275	30,697
Other accrued liabilities	40,574	45,880
Deferred revenue	178,047	146,227
Short-term borrowings	165,000	43,000
Short-term operating lease liabilities	10,240	—
Total current liabilities	531,176	368,360
Noncurrent liabilities:
Long-term debt	2,064,557	2,063,512
Long-term operating lease liabilities	196,485	—
Other long-term liabilities	22,383	29,280
Deferred income taxes	150,217	173,998
Total noncurrent liabilities	2,433,642	2,266,790
Total liabilities	2,964,818	2,635,150

Redeemable noncontrolling interests	525,271	525,271

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 84,245,940 and 83,962,182 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,106	2,099
Capital in excess of par value	1,052,378	1,037,640
Accumulated deficit	(1,749,400)	(1,611,334)
Accumulated other comprehensive loss, net of tax	(70,266)	(71,498)
Total stockholders' deficit	(765,182)	(643,093)
Total liabilities and stockholders' deficit	$2,724,907	$2,517,328
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2019	March 31, 2018
Park admissions	$66,080	$66,321
Park food, merchandise and other	38,978	42,246
Sponsorship, international agreements and accommodations	23,135	20,397
Total revenues	128,193	128,964
Operating expenses (excluding depreciation and amortization shown separately below)	114,522	102,500
Selling, general and administrative expenses (including stock-based compensation of $3,891 and $4,553 in 2019 and 2018, respectively, and excluding depreciation and amortization shown separately below)	40,110	40,938
Costs of products sold	10,275	10,463
Other net periodic pension benefit	(1,055)	(1,277)
Depreciation	28,470	28,018
Amortization	603	611
Loss on disposal of assets	1,136	1,911
Interest expense	28,630	26,122
Interest income	(282)	(237)
Other (income) expense, net	(427)	1,935
Loss before income taxes	(93,789)	(82,020)
Income tax benefit	(24,657)	(19,675)
Net loss	$(69,132)	$(62,345)

Weighted-average common shares outstanding - basic and diluted:	84,126	84,457

Net loss per average common share outstanding - basic and diluted:	$(0.82)	$(0.74)

Cash dividends declared per common share	$0.82	$0.78
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Net loss	$(69,132)	$(62,345)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	1,089	4,973
Defined benefit retirement plan (2)	143	133
Other comprehensive income, net of tax	1,232	5,106
Comprehensive loss	$(67,900)	$(57,239)

(1)	Foreign currency translation adjustment is presented net of tax expense of $0.3 million and $1.3 million for the three months ended March 31, 2019 and March 31, 2018, respectively.

(2)	Defined benefit retirement plan is presented net of a nominal amount of tax expense for the three months ended March 31, 2019 and 2018.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders' Deficit
(Unaudited)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' Deficit
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	$2,112	$1,086,265	$(1,525,051)	$(73,320)	$(509,994)
Issuance of common stock	350,288	9	11,380	—	—	11,389
Stock-based compensation	—	—	4,553	—	—	4,553
Dividends declared to common shareholders	—	—	—	(65,943)	—	(65,943)
Repurchase of common stock	(1,302,369)	(33)	(10,443)	(70,465)	—	(80,941)
Net loss	—	—	—	(62,345)	—	(62,345)
Net other comprehensive income, net of tax	—	—	—	—	5,106	5,106
Balances at March 31, 2018	83,536,352	$2,088	$1,091,755	$(1,723,804)	$(68,214)	$(698,175)

	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total Stockholders' Deficit
(Amounts in thousands, except share data)	Shares issued	Amount
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	283,825	7	10,851	—	—	10,858
Stock-based compensation	—	—	3,891	—	—	3,891
Dividends declared to common shareholders	—	—	—	(68,934)	—	(68,934)
Repurchase of common stock	(67)	—	(4)	—	—	(4)
Net loss	—	—	—	(69,132)	—	(69,132)
Net other comprehensive income, net of tax	—	—	—	—	1,232	1,232
Balances at March 31, 2019	84,245,940	$2,106	$1,052,378	$(1,749,400)	$(70,266)	$(765,182)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net loss	$(69,132)	$(62,345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,073	28,629
Stock-based compensation	3,891	4,553
Interest accretion on notes payable	338	335
Amortization of debt issuance costs	1,007	962
Other, including loss on disposal of assets	1,053	3,820
Decrease in accounts receivable	22,544	14,253
Increase in inventories, prepaid expenses and other current assets	(27,147)	(25,715)
Decrease in deposits and other assets	534	1,550
Decrease in ROU operating leases	3,823	—
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	22,655	42,950
Decrease in operating lease liabilities	(836)	—
Decrease in accrued interest payable	(4,422)	(5,034)
Deferred income taxes	(24,204)	(26,765)
Net cash used in operating activities	(40,823)	(22,807)

Cash flows from investing activities:
Additions to property and equipment	(48,083)	(42,483)
Property insurance recoveries	624	—
Proceeds from sale of assets	—	18
Net cash used in investing activities	(47,459)	(42,465)

Cash flows from financing activities:
Repayment of borrowings	(25,000)	(7,000)
Proceeds from borrowings	147,000	162,000
Payment of debt issuance costs	—	(500)
Payment of cash dividends	(69,093)	(66,024)
Proceeds from issuance of common stock	10,858	11,389
Stock repurchases	(4)	(80,941)
Net cash provided by financing activities	63,761	18,924

Effect of exchange rate on cash	347	1,907

Net decrease in cash and cash equivalents	(24,174)	(44,441)
Cash and cash equivalents at beginning of period	44,608	77,496
Cash and cash equivalents at end of period	$20,434	$33,055

Supplemental cash flow information
Cash paid for interest	$31,708	$29,859
Cash paid for income taxes	$5,310	$6,994
See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.	General — Basis of Presentation
We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 25 parks we owned or operated as of March 31, 2019, 22 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. We are also involved in the development of Six Flags-branded parks outside of North America. On April 1, 2019, we began operating our 26th park, Magic Waters, a waterpark in Rockford, Illinois.
The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.
"Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2018 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2019 are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round. Additionally, we had increased costs in the current year related to the operations of the five new parks that we acquired in June of 2018.

a.	Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 5 for a description of the partnership agreements applicable to the Partnership Parks and Note 7 for further discussion on the non-affiliated parties' share of the earnings of the Partnership Parks.

b.	Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $116.5 million and $115.2 million as of March 31, 2019 and December 31, 2018, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2019 and December 31, 2018, we had no recorded amounts for accrued interest or penalties.
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
We incurred a net loss for the three months ended March 31, 2019 and March 31, 2018, therefore, diluted shares outstanding equaled basic shares outstanding for the purpose of determining loss per common share. The computation of diluted loss per common share excluded the effect of 5,083,000 and 5,223,000 antidilutive stock options for the three months ended March 31, 2019 and March 31, 2018, respectively.

e.	Fair Value of Financial Instruments
The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. We present the estimated fair values and classifications of our financial instruments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Consideration ("ASC") Topic 820, Fair Value Measurement.
We use the following methods and assumptions to estimate the fair value of each class of financial instruments:

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
During the three months ended March 31, 2019 and March 31, 2018, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Long-Term Incentive Plan
Options and other	$3,816	$3,466
Performance awards	—	1,012
Employee Stock Purchase Plan	75	75
Total Stock-Based Compensation	$3,891	$4,553

g.	Revenue Recognition
FASB ASC 606, Revenue from Contracts with Customers ("Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest visits our parks. In contrast to our season pass and other multi-use offerings (such as our all-season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times any time the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2019, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season and (iii) unredeemed portions of the membership program and member dining program that will primarily be recognized in 2019.
We have entered into international agreements to assist third parties in the planning, design, development and operation of Six Flags-branded parks outside of North America. These agreements typically consist of a brand licensing agreement, project services agreement, and management services agreement. Under Topic 606, we treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with each third party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable prices charged to customers. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses". We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

h.	Leases
The Company is a lessee in several noncancellable operating leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. The Company accounts for leases in accordance with FASB ASC 842, Leases (“Topic 842”), refer below to recently adopted accounting pronouncements, and Note 6 for additional information. The Company determines if an arrangement is or contains a lease at contract inception. The Company recognizes a right-of-use ("ROU") asset and lease liability at the lease commencement date.
For the Company's operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how the Company determines (i) the discount rate it uses to discount the unpaid lease payments to present value, (ii) lease term and (iii) lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, the Company cannot determine the interest rate implicit in the lease and therefore uses the IBR as a discount rate for its leases. The IBR reflects the rate of interest the Company would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of the Company's leases includes the noncancellable period of the lease plus any additional periods covered by an option to extend the lease that is reasonably certain to be executed by the Company. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain the Company will exercise the option.
The ROU asset is initially measured at cost, which comprises the initial amount of lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For the Company's operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, and adjusted for any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease.
Variable lease payments associated with the Company's leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed occurs. Variable lease payments for operating leases are presented as operating expense in the Company's condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.
Operating lease ROU assets net of accumulated amortization are presented as "Right-of-use operating leases, net" on the condensed consolidated balance sheets. The current portion of operating lease liabilities is presented as "Short-term operating lease liabilities" and the long-term portion is presented separately as "Long-term operating lease liabilities" on the condensed consolidated balance sheets.
The Company has elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. The Company recognizes the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with short-term leases are recognized and presented in the same manner as for all other Company leases.
The Company's ROU assets for operating leases may be periodically reduced by impairment losses. The Company uses the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. The Company monitors for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our condensed consolidated statements of operations.

i.	Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2019 and December 31, 2018, we have recorded an allowance for doubtful accounts of $7.2 million and $7.4 million, respectively, which is primarily comprised of estimated defaults under our membership plans. To the extent that our membership plans have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership plans is offset with a corresponding reduction in deferred revenue.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

j.	Recently Adopted Accounting Pronouncements
In February 2016, FASB released Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842") (“ASU 2016-02’). The main amendments in Topic 842 require recognition on the balance sheet of lease right-of-use ("ROU") assets and lease liabilities by lessees for those leases classified as operating leases in order to give more transparency on commitments and future cash flow. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within the fiscal year. The new standard supersedes the previous lease accounting standard under FASB ASC 840, Leases (“Topic 840”). On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method applied to leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. Refer to Note 6 for additional information.

k.	Recent Accounting Pronouncements
In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ("Topic 326"). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated financial statements.

2.	Revenue
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
The following tables present our revenues disaggregated by contract duration for the three months ended March 31, 2019 and March 31, 2018, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

(Amounts in thousands)	Three Months Ended March 31, 2019
	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$7,843	$1,713	$17,972	$27,528
Short-term contracts and other (a)	58,237	37,265	5,163	100,665
Total revenues	$66,080	$38,978	$23,135	$128,193

(Amounts in thousands)	Three Months Ended March 31, 2018
	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Consolidated
Long-term contracts	$11,330	$1,926	$15,027	$28,283
Short-term contracts and other (a)	54,991	40,320	5,370	100,681
Total revenues	$66,321	$42,246	$20,397	$128,964
(a) Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
Our long-term contracts consist of season passes purchased by customers, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks' operating season. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party's products within the parks in exchange for consideration. Advertisements may include, but are not limited to,

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks and waterparks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. Refer to Note 1 for additional information on our accounting for performance obligations in these contracts.
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

At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $21.6 million was recognized as revenue for long-term contracts during the three months ended March 31, 2019. As of March 31, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $95.7 million. At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $18.3 million was recognized as revenue for long-term contracts during the three months ended March 31, 2018. As of March 31, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $104.6 million. As of March 31, 2019, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $115.2 million in 2019, $51.9 million in 2020, $39.7 million in 2021, $26.9 million in 2022, and $0.8 million in 2023 and thereafter.
Short-term Contracts and Other
Our short-term contracts consist primarily of season passes and memberships purchased by customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from customers' purchase of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks' operating season for a fixed fee. Current year season passes classified as short-term contracts are sold during the operating season to which they relate. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party's products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.
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
Credit Facility
As part of our ongoing operations, we periodically refinance our existing credit facility. As of March 31, 2019, our credit facility consisted of a $250.0 million revolving credit loan facility ("Amended and Restated Revolving Loan") and a $700.0 million Tranche B Term Loan facility ("Amended and Restated Term Loan B") pursuant to the amended and restated credit facility that we entered into in 2015 (the "Amended and Restated Credit Facility"). Additionally, we have amounts outstanding under the 2024 Notes and the 2027 Notes as described below.
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
As of March 31, 2019 and December 31, 2018, $165.0 million and $43.0 million, respectively, was outstanding under the Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.8 million and $18.1 million, respectively). Interest on the Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2019, the Amended and Restated Revolving Loan unused commitment fee was 0.375%. The principal amount of the Amended and Restated Revolving Loan is due and payable on June 30, 2020.
As of March 31, 2019 and December 31, 2018, $583.8 million was outstanding under the Amended and Restated Term Loan B. Interest on the Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of March 31, 2019, the applicable interest rate on the Amended and Restated Term Loan B was 4.50%. The Amended and Restated Term Loan B was payable in equal quarterly installments of $1.8 million, but the $150.0 million prepayment with proceeds from the 2024 Notes discussed below was applied to the quarterly amortization payments and eliminated the future quarterly amortization payments until maturity. The outstanding principal of the Amended and Restated Term Loan B is due and payable on June 30, 2022. As described in more detail in Note 11, Subsequent Event, we refinanced the Amended and Restated Credit Facility on April 17, 2019.
Amounts outstanding under the Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of Six Flags Theme Parks, Inc. ("SFTP") (collectively, the "Loan Parties"). The Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, (i) a minimum interest coverage covenant and (ii) a maximum senior leverage maintenance covenant). In addition, the Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, certain activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.
2024 Notes and 2027 Notes
On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the Amended and Restated Term Loan B, and we used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily consisted of share repurchases.
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

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Long-Term Indebtedness Summary
As of March 31, 2019 and December 31, 2018, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2019	December 31, 2018
Amended and Restated Term Loan B	$583,750	$583,750
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Amended and Restated Revolving Loan	165,000	43,000
Net discount	(6,455)	(6,792)
Deferred financing costs	(12,738)	(13,446)
Total debt	$2,229,557	$2,106,512
Less current portion	(165,000)	(43,000)
Total long-term debt	$2,064,557	$2,063,512
Fair-Value of Long-Term Indebtedness
As of March 31, 2019 and December 31, 2018, the fair value of our long-term debt was $2,203.0 million and $2,012.4 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.
Subsequent Debt Issuance
See Note 11, Subsequent Event, for a discussion of the refinancing of the Amended and Restated Credit Facility subsequent to the period of this Quarterly Report.

4.	Accumulated Other Comprehensive Loss
Changes in the composition of Accumulated Other Comprehensive (Loss) Income ("AOCI") during the three months ended March 31, 2019 were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2018	$(27,352)	$(41,071)	$(3,075)	$(71,498)
Net current period change	1,378	—	(289)	1,089
Amounts reclassified from AOCI	—	192	(49)	143
Balances at March 31, 2019	$(25,974)	$(40,879)	$(3,413)	$(70,266)

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company had the following reclassifications out of AOCI during the three months ended March 31, 2019 and March 31, 2018:

	Location of Reclassification into Income	Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI		March 31, 2019	March 31, 2018
		(Amounts in thousands)
Amortization of deferred actuarial loss and prior service cost	Operating expenses	$192	$179
	Income tax expense	(49)	(46)
	Net of tax	$143	$133

Total reclassifications		$143	$133

5.	Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2019, our share of the distribution will be approximately $31.7 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks' revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park's weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of March 31, 2019, is $408.3 million in the case of SFOG and $520.5 million in the case of SFOT. As of March 31, 2019, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this Quarterly Report, no partnership units in the Georgia Partnership have been tendered for purchase, and we expect to purchase units from the Texas partnership for a nominal amount in May 2019 pursuant to the 2019 annual offer. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2019 at both parks is approximately $525.3 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. An additional $350.0 million of the Amended and Restated Term Loan B under the Amended and Restated Credit Facility is available for borrowing for future "put" obligations, if necessary.
In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company's entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. The 2018 merger of Time

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warner and AT&T Inc. did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.
We incurred $21.2 million of capital expenditures at the Partnership Parks during the 2018 season and intend to incur approximately $12.4 million of capital expenditures at these parks for the 2019 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.5 million of cash in 2018 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2019 and December 31, 2018, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.
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
On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys' fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if a company is found to have intentionally or recklessly violated BIPA, plus reasonable attorneys' fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff's petition for leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.
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

6.	Leases
On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach on leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. As a result, the Company was not required to adjust its comparative period financial information for the effects of Topic 842 or make new lease disclosures for comparative prior periods before the date of adoption. Refer to Note 1 (h. Leases) for additional information concerning the Company's accounting policies and the election of certain practical expedients under Topic 842.
Upon adoption of Topic 842 on January 1, 2019 we recorded right-of-use assets and corresponding liabilities of $207.4 million and $204.3 million, respectively with the impact primarily related to our leases of operating rights for amusement park properties and land. There was not a material impact to our condensed consolidated statements of operations or statements of cash flows as a result of adoption of Topic 842.
We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than 1 year to 46 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within 1 year. For our noncancellable operating leases with options to extend, because the Company may determine it is not reasonably certain it will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. The Company's leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments plus, for certain of the Company's leases, variable payments.
The components of lease cost for the three months ended March 31, 2019 are as follows:

(Amounts in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$6,127
Short-term lease cost	1,237
Variable lease cost	483
Total lease cost	$7,847

Lease costs for the three months ended March 31, 2018 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during the three months ended March 31, 2018 was $3.4 million.
Other information related to leases as of March 31, 2019 is as follows:

(Amounts in thousands, except for lease term and discount rate)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liability operating cash flows	$1,560
ROU assets obtained in exchange for lease liabilities	585
Weighted-average remaining lease term (in years)	20.0
Weighted-average discount rate	6.91%
Maturities of noncancellable operating lease liabilities under Topic 842 as of March 31, 2019 are summarized in the table below.

(Amounts in thousands)	As of March 31, 2019
Remaining in 2019	$22,103
2020	23,069
2021	21,841
2022	21,032
2023	20,927
Thereafter	285,898
Total	$394,870
Less: present value discount	(188,145)
Lease liability	$206,725
Future minimum lease payments for long-term noncancellable operating leases under Topic 840 as of December 31, 2018 are summarized in the table below.

(Amounts in thousands)	As of December 31, 2018
2019	$23,936
2020	23,266
2021	22,384
2022	21,626
2023	21,563
Thereafter	314,799
Total	$427,574
Practical Expedients
The Company has elected the package of practical expedients for adoption of Topic 842 permitted under the transition guidance within the standard, which among other things allows the Company to carryforward historical lease classification, indirect costs, and the original determination of whether or not a contract contained a lease.

7.	Redeemable Noncontrolling Interests
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2019, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $243.8 million and $281.5 million, respectively, which approximates the respective redemption value.
See Note 5 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements.

8.	Business Segments

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measure used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). In general, all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment— parks.
The following table presents segment financial information and a reconciliation of net loss to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Net loss	$(69,132)	$(62,345)
Interest expense, net	28,348	25,885
Income tax benefit	(24,657)	(19,675)
Depreciation and amortization	29,073	28,629
Corporate expenses	16,904	15,014
Stock-based compensation	3,891	4,553
Non-operating park level expense, net:
Loss on disposal of assets	1,136	1,911
Other (income) expense, net	(427)	1,935
Park EBITDA	$(14,864)	$(4,093)
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2019 and March 31, 2018:

	Domestic	Foreign	Total
2019	(Amounts in thousands)
Long-lived assets	$2,351,751	$138,302	$2,490,053
Revenues	111,814	16,379	128,193
Loss before income taxes	(91,553)	(2,236)	(93,789)
2018
Long-lived assets	$2,137,252	$103,582	$2,240,834
Revenues	109,497	19,467	128,964
Loss before income taxes	(81,294)	(726)	(82,020)

9.	Pension Benefits
We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended
(Amounts in thousands)	March 31, 2019	March 31, 2018
Service cost	$338	$400
Interest cost	2,002	1,849
Expected return on plan assets	(3,330)	(3,438)
Amortization of net actuarial loss	191	179
Total net periodic benefit	$(799)	$(1,010)
The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Six Flags Entertainment Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2019	March 31, 2018
Discount rate	4.05%	3.45%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	7.25%	7.25%
Employer Contributions
During both three-month periods ended March 31, 2019 and March 31, 2018, we made pension contributions of $1.5 million.

10.	Stock Repurchase Plans
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 19, 2019, Holdings repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
The amount of share repurchases is limited by the covenants in the Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits under the covenants on an ongoing basis to determine our ability to use the remaining amount authorized for share repurchases. See Note 3 for further discussion.
11. Subsequent Event
On April 17, 2019, we amended and restated the Amended and Restated Credit Facility (the "Second Amended and Restated Credit Facility").  The refinancing increased the Amended and Restated Term Loan B to $800.0 million and extended its term through 2026 and increased the Amended and Restated Revolving Loan to $350.0 million and extended its term through 2024. In connection with entering into the Second Amended and Restated Credit Facility, SFTP repaid the $583.8 million outstanding Amended and Restated Term Loan B and the $165.0 million outstanding under the Amended and Restated Revolving Loan.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contains forward-looking statements that are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in our 2018 Annual Report for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.
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
The results of operations for the three months ended March 31, 2019 and March 31, 2018 are not indicative of the results expected for the full year. In particular, our park operations generate a significant majority of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. We have added operating days to several of our parks during both the first and fourth quarters to help balance the seasonal nature of our business. In addition, we had additional costs in the current year related to the operations of the five new parks that we acquired in June of 2018.
Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 52% and 51% of total revenues during the three months ended March 31, 2019 and March 31, 2018, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the first three months of 2019, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in prior year, primarily as a result of increases in cash operating costs, resulting from (i) expenses related to our acquisition of five new parks in June of 2018; (ii) the impact of 52-week operations at Six Flags Fiesta Texas in 2019; and (iii) increased costs from mandated minimum wage increases and competitive labor markets. This was coupled with a decline in attendance driven by the shift in the timing of the Easter holiday and associated spring breaks at many of our parks. These decreases were partially offset by a $2.40 or 5% increase in guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, coupled with a 13% increase in sponsorship, international agreements and accommodations revenues.
Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expenses is relatively fixed, as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2018 Annual Report.
Recent Events
On October 9, 2018, we entered into a lease agreement with the Rockford Park District to allow Six Flags to operate Magic Waters, a 43-acre waterpark in Rockford, Illinois. The lease agreement commenced on April 1, 2019.
The leisure and entertainment complex in Dubai, phase 1 of which opened in 2016, has had well publicized performance challenges. On April 24, 2019, our partner in Dubai sent us notice purporting to terminate our various contracts with them. We believe that they have no basis to do so and we will pursue all our rights and remedies under our agreements.
As part of our normal succession planning process, on March 7, 2019, we announced that we have commenced a search process, and retained an outside search firm, to locate a successor for James Reid-Anderson, our Chairman, President and Chief Executive Officer, who has informed the Company of his intention to retire by the end of February 2020. Mr. Reid-Anderson will also be retiring from his current role as Chairman of the Board of Directors. In connection with the succession planning process we entered into a retirement agreement with Mr. Reid-Anderson that becomes effective upon the earlier of: (i) notice from Mr. Reid-Anderson of a retirement date on or after February 28, 2020 and (ii) notice from us of the commencement date of an individual to become the next Chief Executive Officer.
On April 17, 2019, we amended and restated the Amended and Restated Credit Facility.  The refinancing increased the Amended and Restated Term Loan B to $800.0 million and extended its term through 2026, and increased the Amended and Restated Revolving Loan to $350.0 million and extended its term through 2024.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table sets forth summary financial information for the three months ended March 31, 2019 and March 31, 2018:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	March 31, 2019	March 31, 2018
Total revenue	$128,193	$128,964	(1)%
Operating expenses	114,522	102,500	12%
Selling, general and administrative expenses	40,110	40,938	(2)%
Costs of products sold	10,275	10,463	(2)%
Other net periodic pension benefit	(1,055)	(1,277)	(17)%
Depreciation and amortization	29,073	28,629	2%
Loss on disposal of assets	1,136	1,911	(41)%
Interest expense, net	28,348	25,885	10%
Other (income) expense, net	(427)	1,935	N/M
Loss before income taxes	(93,789)	(82,020)	14%
Income tax benefit	(24,657)	(19,675)	25%
Net loss	$(69,132)	$(62,345)	11%

Other Data:
Attendance	2,167	2,356	(8)%
Total revenue per capita	$59.15	$54.73	8%

Revenue
Revenue for the three months ended March 31, 2019 totaled $128.2 million, a decrease of $0.8 million, or 1%, compared to $129.0 million for the three months ended March 31, 2018. The revenue decline was attributable to an 8% decrease in attendance primarily driven by the Easter holiday falling on April 21st in 2019 as compared to April 1st in 2018, which shifted a portion of the Company's operating calendar from the first quarter to the second quarter in 2019. The revenue decline driven by the attendance shift was mostly offset by an increase of $2.40 or 5% increase in guest spending per capita coupled with a 13% increase in sponsorship, international agreements and accommodations revenue. The increase in guest spending per capita was primarily due to our continued success in upselling guests from single day tickets and season passes to higher priced memberships.
Admissions revenue per capita for the three months ended March 31, 2019 increased $2.35, or 8%, relative to the comparable period in the prior year. This increase was primarily driven by continued pricing improvements related to single tickets and season passes, coupled with an increase in our premium membership sales and an increase in the total number of memberships that have gone beyond their initial twelve-month commitment period, at which time revenue is recognized monthly and no longer linked to attendance. Non-admissions revenue per capita for the three months ended March 31, 2019 increased $0.06, relative to the comparable period in the prior year.
Operating expenses
Operating expenses for the three months ended March 31, 2019 increased $12.0 million, or 12%, relative to the comparable period in the prior year, primarily as a result of (i) operating costs, including lease expense, for our five new parks; (ii) a 52-week operating calendar at Six Flags Fiesta Texas in 2019; and (iii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks.
Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2019 decreased $0.8 million, or 2%, compared to the three months ended March 31, 2018 due to reduced advertising costs related to the Easter holiday shift discussed above.
Cost of products sold
Cost of products sold in the three months ended March 31, 2019 decreased $0.2 million, or 2%, compared to the three months ended March 31, 2018, primarily due to product mix, partially offset by decreased food, merchandise and game sales related to the Easter shift discussed above. Cost of products sold as a percentage of non-admissions revenue for the three months ended March 31, 2019 increased slightly relative to the comparable period in the prior year, primarily as a result of product mix, including the growth of our all-season dining pass program.
Depreciation and amortization expense
Depreciation and amortization expense for the three months ended March 31, 2019 increased $0.4 million, or 2%, compared to the three months ended March 31, 2018. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.
Loss on disposal of assets
Loss on disposal of assets for the three months ended March 31, 2019 decreased $0.8 million, or 41%, compared to the same period in the prior year, primarily as a result of fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.
Interest expense, net
Interest expense, net increased $2.5 million, or 10%, for the three months ended March 31, 2019 relative to the comparable period in the prior year, primarily as a result of (i) the incremental interest incurred on a higher debt balance resulting from the $39.0 million upsize to our Amended and Restated Term Loan B, (ii) higher levels of borrowing under the Amended and Restated Revolving Loan, and (iii) the impact of rising interest rates.
Income tax benefit
Income tax benefit increased $5.0 million, or 25%, for the three months ended March 31, 2019 relative to the comparable period in the prior year primarily as a result of an increase in our loss before income taxes driven by additional costs in the current year related to the operations of the five new parks that we acquired in June of 2018.

Liquidity, Capital Commitments and Resources
On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include working capital obligations, the funding of common stock dividends, investments in parks (including capital projects), debt service, payments to our partners in the Partnership Parks and common stock repurchases.
In November 2018, Holdings announced a quarterly cash dividend of $0.82 per share of common stock. During the three months ended March 31, 2019 and March 31, 2018, Holdings paid $69.1 million and $66.0 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings' common stock are within the sole discretion of Holdings' Board of Directors. Based on (i) the dividends per share authorized by Holdings' Board of Directors, (ii) the current number of shares of Holdings' common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $280.0 million in total cash dividends on our common stock in the 2019 calendar year.
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 19, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we anticipate paying minimal federal income taxes in 2019 and 2020 and do not anticipate becoming a full taxpayer until 2024. During the years 2021 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2018 Annual Report.
As of March 31, 2019, our Amended and Restated Credit Facility consisted of the $250.0 million Amended and Restated Revolving Loan and the $700.0 million Amended and Restated Term Loan B.
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
As of March 31, 2019, our total indebtedness, net of discount and deferred financing costs, was approximately $2,229.6 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2019 and 2020, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes

Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $105.0 million and $110 million during 2019 and 2020, respectively.
As of March 31, 2019, we had approximately $20.4 million of unrestricted cash and $64.2 million available for borrowing under the Amended and Restated Revolving Loan. Our ability to borrow under the Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Amended and Restated Revolving Loan could permit the lenders under the Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 and Note 11 to the unaudited condensed consolidated financial statements included in this Quarterly Report.
On April 17, 2019, after the close of the quarter ended March 31, 2019, we entered into the Second Amended and Restated Credit Facility. The refinancing increased the Amended and Restated Term Loan B to $800.0 million and extended its term through 2026, and increased the Amended and Restated Revolving Loan to $350.0 million and extended its term through 2024. In connection with entering into the Second Amended and Restated Credit Facility, SFTP repaid the $583.8 million outstanding under the Amended and Restated Term Loan B and the $165.0 million outstanding under the Amended and Restated Revolving Loan.
We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.
During the three months ended March 31, 2019, net cash used in operating activities was $40.8 million. Net cash used in investing activities during the three months ended March 31, 2019 was $47.5 million, consisting primarily of capital expenditures. Net cash provided by financing activities during the three months ended March 31, 2019 was $63.8 million, primarily attributable to net proceeds from borrowings under the Amended and Restated Revolving Loan and proceeds from the issuance of common stock, partially offset by the payment of $69.1 million in cash dividends.
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
Contractual Obligations
During the three months ended March 31, 2019, there were no material changes to the contractual obligations of the Company, outside the ordinary course of the Company's business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2019, there have been no material changes in our market risk exposure from that disclosed in the 2018 Annual Report. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2018 Annual Report.

ITEM 4.	CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Beginning January 1, 2019, we implemented FASB ASU No. 2016-02, Leases (Topic 842). Although this new leasing standard has had an immaterial impact on our ongoing net income, in connection with its adoption, we implemented changes to our processes and control activities related to lease accounting. These changes included the development of new policies based on the right-of-use method, new training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Certain legal proceedings in which we are involved are discussed in Item 3 of the 2018 Annual Report, and in Note 5 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Other than as previously disclosed in Item 3 of the 2018 Annual Report, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2019.

ITEM 1A.	RISK FACTORS
There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2018 Annual Report. For a discussion on these risk factors, please see "Item 1A. Risk Factors" contained in the 2018 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings' common stock (the "March 2017 Stock Repurchase Plan"). As of April 19, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.
The following table sets forth information regarding purchases of Holdings' common stock during the three months ended March 31, 2019 under the March 2017 Stock Repurchase Plan:

	Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
Month 1	January 1 - January 31	19	$56.03	19	$231,778,000
Month 2	February 1 - February 28	48	$63.21	48	$231,775,000
Month 3	March 1 - March 31	—	$—	—	$231,775,000
		67	$61.17	67	$231,775,000

ITEM 6.	EXHIBITS

Exhibit 10.1†
Retirement Agreement, dated as of March 7, 2019, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on March 7, 2019

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 24, 2019	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	April 24, 2019	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer