Form 10-Q
period 2019-06-30
Six Flags Entertainment Corp
filed 2019-07-24
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2019 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number: 1-13703

Six Flags Entertainment Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3995059 (I.R.S. Employer Identification No.)

924 Avenue J East, Grand Prairie, TX 75050 (Address of Principal Executive Offices, Including Zip Code)	(972) 595-5000 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer[1] ⌧	Accelerated Filer ◻	Non-accelerated Filer ◻	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 19, 2019, Six Flags Entertainment Corporation had 84,356,477 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our plans and ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, (iii) our ability to improve operating results by implementing strategic cost reductions and organizational and personnel changes without adversely affecting our business, (iv) our dividend policy and ability to pay dividends on our common stock, (v) the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (vi) our ability to realize future growth and execute and deliver on our strategic initiatives, (vii) our expectations regarding uncertain tax positions, (viii) our expectations regarding our deferred revenue growth, and (ix) our operations and results of operations. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

●factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;
●recall of food, toys and other retail products sold at our parks;
●accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;
●inability to achieve desired improvements and our aspirational financial performance goals;
●adverse weather conditions such as excess heat or cold, rain and storms;
●general financial and credit market conditions;
●economic conditions (including customer spending patterns);
●changes in public and consumer tastes;
●construction delays in capital improvements and ride downtime;
●competition with other theme parks and waterparks and entertainment alternatives;
●dependence on a seasonal workforce;
●unionization activities and labor disputes;
●laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
●pending, threatened or future legal proceedings and the significant expenses associated with litigation;
●cybersecurity risks; and
●other factors described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2019	December 31, 2018
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$113,798	$44,608
Accounts receivable, net	180,986	116,043
Inventories	42,866	28,779
Prepaid expenses and other current assets	72,403	52,499
Total current assets	410,053	241,929
Property and equipment, net:
Property and equipment, at cost	2,306,096	2,204,678
Accumulated depreciation	(1,005,764)	(950,996)
Total property and equipment, net	1,300,332	1,253,682
Other assets:
Right-of-use operating leases, net	206,980	—
Debt issuance costs	4,045	1,793
Deposits and other assets	10,625	11,277
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization of $22,023 and $21,133 as of June 30, 2019 and December 31, 2018, respectively	346,413	349,029
Total other assets	1,227,681	1,021,717
Total assets	$2,938,066	$2,517,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$73,786	$32,905
Accrued compensation, payroll taxes and benefits	28,065	30,468
Accrued insurance reserves	35,542	39,183
Accrued interest payable	26,349	30,697
Other accrued liabilities	59,250	45,880
Deferred revenue	235,109	146,227
Short-term borrowings	—	43,000
Current portion of long-term debt	8,000	—
Short-term operating lease liabilities	10,538	—
Total current liabilities	476,639	368,360
Noncurrent liabilities:
Long-term debt	2,269,761	2,063,512
Long-term operating lease liabilities	197,335	—
Other long-term liabilities	23,081	29,280
Deferred income taxes	175,671	173,998
Total noncurrent liabilities	2,665,848	2,266,790
Total liabilities	3,142,487	2,635,150

Redeemable noncontrolling interests	545,386	525,271

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 84,334,531 and 83,962,182 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,108	2,099
Capital in excess of par value	1,058,675	1,037,640
Accumulated deficit	(1,738,955)	(1,611,334)
Accumulated other comprehensive loss, net of tax	(71,635)	(71,498)
Total stockholders' deficit	(749,807)	(643,093)
Total liabilities and stockholders' deficit	$2,938,066	$2,517,328

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2019	June 30, 2018
Park admissions	$252,508	$240,471
Park food, merchandise and other	191,655	176,055
Sponsorship, international agreements and accommodations	33,047	28,894
Total revenues	477,210	445,420
Operating expenses (excluding depreciation and amortization shown separately below)	178,348	163,964
Selling, general and administrative expenses (including stock-based compensation of $3,553 and $16,036 in 2019 and 2018, respectively, and excluding depreciation and amortization shown separately below)	59,723	68,786
Costs of products sold	43,513	39,520
Other net periodic pension benefit	(1,055)	(1,277)
Depreciation	28,674	27,309
Amortization	601	612
(Gain) loss on disposal of assets	(690)	254
Interest expense	29,649	27,556
Interest income	(77)	(76)
Loss on debt extinguishment	6,231	—
Other (income) expense, net	(1,278)	354
Income before income taxes	133,571	118,418
Income tax expense	33,675	23,913
Net income	99,896	94,505
Less: Net income attributable to noncontrolling interests	(20,377)	(20,003)
Net income attributable to Six Flags Entertainment Corporation	$79,519	$74,502

Weighted-average common shares outstanding
Basic:	84,288	83,666
Diluted:	84,868	85,072

Net income per average common share outstanding
Basic:	$0.94	$0.89
Diluted:	$0.94	$0.88

Cash dividends declared per common share	$0.82	$0.78

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2019	June 30, 2018
Park admissions	$318,588	$306,792
Park food, merchandise and other	230,633	218,301
Sponsorship, international agreements and accommodations	56,182	49,291
Total revenues	605,403	574,384
Operating expenses (excluding depreciation and amortization shown separately below)	292,870	266,464
Selling, general and administrative expenses (including stock-based compensation of $7,444 and $20,589 in 2019 and 2018, respectively, and excluding depreciation and amortization shown separately below)	99,833	109,724
Costs of products sold	53,788	49,983
Other net periodic pension benefit	(2,110)	(2,554)
Depreciation	57,144	55,327
Amortization	1,204	1,223
Loss on disposal of assets	446	2,165
Interest expense	58,279	53,678
Interest income	(359)	(313)
Loss on debt extinguishment	6,231	—
Other (income) expense, net	(1,705)	2,289
Income before income taxes	39,782	36,398
Income tax expense	9,018	4,238
Net income	30,764	32,160
Less: Net income attributable to noncontrolling interests	(20,377)	(20,003)
Net income attributable to Six Flags Entertainment Corporation	$10,387	$12,157

Weighted-average common shares outstanding:
Basic:	84,207	84,059
Diluted:	84,882	85,489

Net income per average common share outstanding:
Basic:	$0.12	$0.14
Diluted:	$0.12	$0.14

Cash dividends declared per common share	$1.64	$1.56

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Net income	$99,896	$94,505
Other comprehensive loss, net of tax:
Foreign currency translation adjustment (1)	626	(3,898)
Defined benefit retirement plan (2)	146	133
Change in cash flow hedging (3)	(2,141)	—
Other comprehensive loss, net of tax	(1,369)	(3,765)
Comprehensive income	98,527	90,740
Less: comprehensive income attributable to noncontrolling interests	(20,377)	(20,003)
Comprehensive income attributable to Six Flags Entertainment Corporation	$78,150	$70,737

(1) Foreign currency translation adjustment is presented net of tax expense of $0.2 million and net of tax benefit of $1.0 million for the three months ended June 30, 2019 and June 30, 2018, respectively.

(2) Defined benefit retirement plan is presented net of nominal tax expense for the three months ended June 30, 2019 and June 30, 2018, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax benefit of $0.7 million for the three months ended June 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Net income	$30,764	$32,160
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	1,715	1,075
Defined benefit retirement plan (2)	289	266
Change in cash flow hedging (3)	(2,141)	—
Other comprehensive (loss) income, net of tax	(137)	1,341
Comprehensive income	30,627	33,501
Less: comprehensive income attributable to noncontrolling interests	(20,377)	(20,003)
Comprehensive income attributable to Six Flags Entertainment Corporation	$10,250	$13,498

(1)  Foreign currency translation adjustment is presented net of tax expense of $0.5 million and $0.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the six months ended June 30, 2019 and 2018.

(3)  Change in fair value of cash flow hedging is presented net of tax benefit of $0.7 million for the six months ended June 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at March 31, 2018	83,536,352	$2,088	$1,091,755	$(1,723,804)	$(68,214)	$(698,175)
Issuance of common stock	355,925	9	9,540	—	—	9,549
Stock-based compensation	—	—	16,036	—	—	16,036
Dividends declared to common shareholders	—	—	—	(65,302)	—	(65,302)
Repurchase of common stock	(69)	—	(5)	—	—	(5)
Employee stock purchase plan	18,047	1	1,085	—	—	1,086
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Net income attributable to Six Flags Entertainment Corporation	—	—	—	74,502	—	74,502
Net other comprehensive loss, net of tax	—	—	—	—	(3,765)	(3,765)
Balances at June 30, 2018	83,910,255	$2,098	$1,118,411	$(1,714,524)	$(71,979)	$(665,994)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at March 31, 2019	84,245,940	$2,106	$1,052,378	$(1,749,400)	$(70,266)	$(765,182)
Issuance of common stock	61,654	1	1,540	—	—	1,541
Stock-based compensation	—	—	3,553	—	—	3,553
Dividends declared to common shareholders	—	—	—	(69,119)	—	(69,119)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	79,519	—	79,519
Net other comprehensive loss, net of tax	—	—	—	—	(1,369)	(1,369)
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment - adoption of ASU 2018-02 and ASU 2014-09	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	$2,112	$1,086,265	$(1,525,051)	$(73,320)	$(509,994)
Issuance of common stock	706,213	18	20,920	—	—	20,938
Stock-based compensation	—	—	20,589	—	—	20,589
Dividends declared to common shareholders	—	—	—	(131,245)	—	(131,245)
Repurchase of common stock	(1,302,438)	(33)	(10,448)	(70,465)	—	(80,946)
Employee stock purchase plan	18,047	1	1,085	—	—	1,086
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Net income attributable to Six Flags Entertainment Corporation	—	—	—	12,157	—	12,157
Net other comprehensive income, net of tax	—	—	—	—	1,341	1,341
Balances at June 30, 2018	83,910,255	$2,098	$1,118,411	$(1,714,524)	$(71,979)	$(665,994)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	345,479	8	12,391	—	—	12,399
Stock-based compensation	—	—	7,444	—	—	7,444
Dividends declared to common shareholders	—	—	—	(138,053)	—	(138,053)
Repurchase of common stock	(67)	—	(4)	—	—	(4)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	10,387	—	10,387
Net other comprehensive loss, net of tax	—	—	—	—	(137)	(137)
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$30,764	$32,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,348	56,550
Stock-based compensation	7,444	20,589
Interest accretion on notes payable	664	670
Loss on debt extinguishment	6,231	—
Amortization of debt issuance costs	1,872	1,966
Other, including loss on disposal of assets	(151)	5,673
Gain on sale of investee	(724)	—
Increase in accounts receivable	(63,700)	(62,568)
Increase in inventories, prepaid expenses and other current assets	(36,758)	(27,117)
Decrease in deposits and other assets	361	1,293
Decrease in ROU operating leases	2,003	—
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	121,411	113,361
Increase in operating lease liabilities	1,100	—
(Decrease) increase in accrued interest payable	(4,348)	75
Deferred income taxes	1,680	(7,961)
Net cash provided by operating activities	126,197	134,691

Cash flows from investing activities:
Additions to property and equipment	(96,762)	(90,533)
Property insurance recoveries	1,637	—
Acquisition of park assets, net of cash acquired	—	(19,059)
Proceeds from sale of assets	4	32
Net cash used in investing activities	(95,121)	(109,560)

Cash flows from financing activities:
Repayment of borrowings	(798,750)	(123,000)
Proceeds from borrowings	970,000	281,000
Payment of debt issuance costs	(8,927)	(793)
Payment of cash dividends	(138,259)	(131,346)
Proceeds from issuance of common stock	13,604	22,024
Stock repurchases	(4)	(80,946)
Purchase of redeemable noncontrolling interest	(217)	(353)
Net cash provided by (used in) financing activities	37,447	(33,414)

Effect of exchange rate on cash	667	(588)

Net increase (decrease) in cash and cash equivalents	69,190	(8,871)
Cash and cash equivalents at beginning of period	44,608	77,496
Cash and cash equivalents at end of period	$113,798	$68,625

Supplemental cash flow information
Cash paid for interest	$60,092	$50,967
Cash paid for income taxes	$17,407	$14,832

See accompanying notes to unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 26 parks we owned or operated as of June 30, 2019, 23 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

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

Results of operations for the six months ended June 30, 2019 are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round. Additionally, we had increased costs in the current year related to the operations of the five new parks that we began operating on June 1, 2018 and Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

a.  Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. GAAP.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests. See Note 6 for a description of the partnership agreements applicable to the Partnership Parks and Note 8 for further discussion on the non-affiliated parties’ share of the earnings of the Partnership Parks.

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $116.8 million and $115.2 million as of June 30, 2019 and December 31, 2018, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.

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

Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitations in the various jurisdictions in which we are subject to tax. However, taxing authorities of these jurisdictions may audit prior years for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year for which the statute of limitations has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years of the Company and its predecessors for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2019 and December 31, 2018, we had no recorded amounts for accrued interest or penalties.

Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

c.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

d.  Earnings Per Common Share

Basic earnings per common share is computed by dividing net income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period, including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

The computation of diluted earnings per common share included the effect of 580,000 and 1,406,000 dilutive stock options and restricted stock units and excluded the effect of 2,989,000 and 346,000 antidilutive stock options and restricted stock units for the three months ended June 30, 2019 and June 30, 2018, respectively. The computation of diluted earnings per share included the effect of 675,000 and 1,430,000 dilutive stock options and restricted stock units and excluded the effect of 2,872,000 and 193,000 antidilutive stock options and restricted stock units for the six months ended June 30, 2019 and June 30, 2018, respectively.

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Earnings per common share for the three and six months ended June 30, 2019 and June 30, 2018 was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income attributable to Six Flags Entertainment Corporation	$79,519	$74,502	$10,387	$12,157

Weighted-average common shares outstanding - basic:	84,288	83,666	84,207	84,059
Effect of dilutive stock options and restricted shares	580	1,406	675	1,430
Weighted-average common shares outstanding - diluted:	84,868	85,072	84,882	85,489

Earnings per share - basic:	$0.94	$0.89	$0.12	$0.14
Earnings per share - diluted:	$0.94	$0.88	$0.12	$0.14

e. Derivative Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging. This accounting guidance establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the Condensed Consolidated Balance Sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and our strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. We also assess, both at the hedge’s inception and on an ongoing basis throughout the contract term, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

Changes in the fair value of interest rate derivatives that are effective and that are designated and qualify as cash flow hedges are recorded in “Other comprehensive (income) loss” until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to “interest expense”. Changes in the fair value of derivatives that do not qualify for hedge accounting or that are de-designated are recorded in other (income) expense, net in the unaudited condensed consolidated statements of operations.

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

We use the following methods and assumptions to estimate the fair value of each class of financial instruments:

●	The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

●	The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. See Note 3 for additional information.
●	The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 5 for additional information on our derivative instruments and related Company policies.

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

We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings’ common stock on the date of grant.

During the three months and six months ended June 30, 2019 and June 30, 2018, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Long-Term Incentive Plan
Options and other	$3,494	$3,803	$7,310	$7,269
Performance awards (1)	—	12,129	—	13,141
Employee Stock Purchase Plan	59	104	134	179
Total Stock-Based Compensation	$3,553	$16,036	$7,444	$20,589

(1) Relates to a prior year performance award

h.  Revenue Recognition

FASB ASC 606, Revenue from Contracts with Customers ("Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of June 30, 2019, deferred revenue was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program and member dining program that will primarily be recognized in 2019, and (iv) payments received from our international development partners in excess of revenue recognized.

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

Our contracts with customers may include multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable prices charged to customers. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

i.  Leases

We or certain of our subsidiaries are a lessee in various noncancellable operating leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”); see below for additional information on recently adopted accounting pronouncements and Note 7 for additional information. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

For our operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (i) the discount rate used to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, we cannot determine the interest rate implicit in the lease and therefore uses the IBR as a discount rate for our leases. The IBR reflects the rate of interest we would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancellable period of the lease plus any additional periods covered by an option to extend the lease that are reasonably certain to be executed by us. Lease payments included in the measurement of the

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain that we will exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred less any lease incentives received. For our operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, and adjusted for any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease.

Variable lease payments associated with our leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments for operating leases are presented as operating expense in our condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments.

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

We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with short-term leases are recognized and presented in the same manner as for all other leases.

The ROU assets for operating leases may be periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of its leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our condensed consolidated statements of operations.

j.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of June 30, 2019 and December 31, 2018, we have recorded an allowance for doubtful accounts of $25.4 million and $7.4 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payment under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

k.  Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method applied to leases with terms extending past January 1, 2019 Topic 842 requires recognition on the balance sheet of lease ROU assets and lease

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

liabilities by lessees for those leases classified as operating leases in order to give more transparency on commitments and future cash flow. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within the fiscal year. The new standard supersedes the previous lease accounting standard under FASB ASC 840, Leases (“Topic 840”). Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. See to Note 7 for additional information.

l.  Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ("Topic 326"). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three and six months ended June 30, 2019 and June 30, 2018, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$23,700	$5,901	$27,461	$57,062
Short-term contracts and other (a)	228,808	185,754	5,586	420,148
Total revenues	$252,508	$191,655	$33,047	$477,210

	Three Months Ended June 30, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$22,897	$6,461	$20,208	$49,566
Short-term contracts and other (a)	217,574	169,594	8,686	395,854
Total revenues	$240,471	$176,055	$28,894	$445,420

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	Six Months Ended June 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$31,543	$7,614	$45,433	$84,590
Short-term contracts and other (a)	287,045	223,019	10,749	520,813
Total revenues	$318,588	$230,633	$56,182	$605,403

	Six Months Ended June 30, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$34,227	$8,387	$35,235	$77,849
Short-term contracts and other (a)	272,565	209,914	14,056	496,535
Total revenues	$306,792	$218,301	$49,291	$574,384
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks and waterparks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. See Note 1 for additional information on our accounting for performance obligations under these contracts.

The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship contracts and international agreements may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. We do not believe there will be significant changes to our estimates of variable consideration. Our brand licensing and management services performance agreements include royalty payments and management fees, respectively, based on gross sales from Six Flags-branded parks once opened. We have elected to apply the sales-based royalty exemption to the brand licensing performance obligation, and accordingly do not estimate revenue attributable to the gross sales-based royalty. We have also elected to apply the direct allocation exemption to the management services performance obligation and accordingly do not estimate revenue attributable to the gross sales-based management fee.

We recognize season pass revenue in "Park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

international agreements revenue over the term of the agreements using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue."

At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $41.2 million and $62.8 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $75.5 million. At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $32.4 million and $50.6 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2018, respectively. As of June 30, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $72.2 million.

As of June 30, 2019, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $82.5 million remaining in 2019, $64.4 million in 2020, $49.6 million in 2021, $30.0 million in 2022, and $0.9 million in 2023 and thereafter.

Short-term Contracts and Other

Our short-term contracts consist primarily of season passes and memberships purchased by customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from guests’ purchases of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season for a fixed fee. Current year season passes classified as short-term contracts are sold during the operating season to which they relate. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Payments made by our members that have been enrolled in the membership program for longer than 12 months are recognized in revenue monthly as the payments are made. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue."

Other revenues consist primarily of revenues from single-use tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we apply the practical expedient to recognize revenue for single-use ticket sales, in-park services, accommodations and other miscellaneous services and goods for which we have the right to invoice.

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

3. Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of June 30, 2019, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and an $800.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility. Additionally, we have amounts outstanding under the 2024 Notes and the 2027 Notes as described below.

On March 26, 2018, we entered into an amendment to the 2015 Credit Facility (the “March 2018 Credit Facility Amendment”) that reduced the overall borrowing rate on the 2015 Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.

On April 18, 2018, we entered into an amendment to the 2015 Credit Facility (the “April 2018 Credit Facility Amendment”) that increased our 2015 Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including share repurchases.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as amended by the March 2018 Credit Facility Amendment and the April 2018 Credit Facility Amendment). The Second Amended and Restated Credit Facility is comprised of a $350.0 million revolving credit and an $800.0 million Tranche B Term Loan Facility. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility will be used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of this amendment.

As of June 30, 2019, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). As of December 31, 2018, $43.0 million under the 2015 Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $18.1 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2019, the Second Amended and Restated Revolving Loan unused commitment fee was 0.30%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of June 30, 2019, $800.0 million was outstanding under the Second Amended and Restated Term Loan B. As of December 31, 2018, $583.8 million was outstanding under the 2015 Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (collectively, the “Interest Rate Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 5 for a further discussion. As of June 30, 2019, the applicable interest rate on the Second Amended and Restated Term Loan B was 4.22%. Beginning on September 30, 2019, the Second Amended and Restated Term Loan B will become payable in equal quarterly principal

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

installments of $2.0 million. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of Six Flags Theme Parks Inc. ("SFTP") (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, (i) a minimum interest coverage covenant and (ii) a maximum senior leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, and certain and hedging agreements, subject, in each case, to certain carve-outs.

2024 Notes and 2027 Notes

On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the 2015 Term Loan B, and we used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily consisted of share repurchases.

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

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Long-Term Indebtedness Summary

As of June 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2019	December 31, 2018
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$800,000	$—
2015 Credit Facility
2015 Term Loan B	—	583,750
2015 Revolving Loan	—	43,000
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Net discount	(7,228)	(6,792)
Deferred financing costs	(15,011)	(13,446)
Total debt	$2,277,761	$2,106,512
Less current portion of long-term debt	(8,000)	—
Less short-term borrowings	—	(43,000)
Total long-term debt	$2,269,761	$2,063,512

Fair-Value of Long-Term Indebtedness

As of June 30, 2019 and December 31, 2018, the fair value of our long-term debt was $2,315.0 million and $2,012.4 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the six months ended June 30, 2019 were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)
Net current period change	2,172	(2,866)	—	268	(426)
Amounts reclassified from AOCI	—	—	384	(95)	289
Balances at June 30, 2019	$(25,180)	$(2,866)	$(40,687)	$(2,902)	$(71,635)

The Company had the following reclassifications out of AOCI during the three and six months ended June 30, 2019 and June 30, 2018:

		Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI	Location of Reclassification into Income	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$192	$179	$384	$358
	Income tax expense	(46)	(46)	(95)	(92)
	Net of tax	$146	$133	$289	$266

Total reclassifications		$146	$133	$289	$266

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5.  Derivative Financial Instruments

In June 2019, we entered the Interest Rate Swap Agreements with an aggregate notional amount of $300.0 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The term of the Interest Rate Swap Agreements began in June 2019 and expires in June 2023. Upon execution, we designated and documented the Interest Rate Swap Agreements as cash flow hedges. The Interest Rate Swap Agreements serve as economic hedges and provide protection against rising interest rates.

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

We record derivative instruments at fair value on our unaudited condensed consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in AOCI and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to “interest expense” and “other expense, net”, respectively. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals.

As of June 30, 2019 and December 30, 2018, we had no derivative assets recorded in our unaudited or audited condensed consolidated balance sheets. Derivative liabilities recorded at fair value in our unaudited and audited condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	June 30, 2019	December 31, 2018
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements - Current	$184	$—
Interest Rate Swap Agreements - Noncurrent	2,682	—
	$2,866	$—

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of June 30, 2019, we had no derivatives not designated as cash flow hedges.

Gains and losses before taxes on derivatives designated as cash flow hedges included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2019 and June 30, 2018 were as follows:

Three Months Ended June 30, 2019 and June 30, 2018

					Loss Recognized in
					Operations on Derivatives
	Loss		Loss Reclassified from		(Ineffective Portion and
	Recognized in AOCI		AOCI into Operations		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
(Amounts in thousands)	2019	2018	2019	2018	2019	2018
Interest Rate Swap Agreements	$(2,866)	$—	$—	$—	$—	$—
Total	$(2,866)	$—	$—	$—	$—	$—

Six Months Ended June 30, 2019 and June 30, 2018

					Loss Recognized in
					Operations on Derivatives
	Loss		Loss Reclassified from		(Ineffective Portion and
	Recognized in AOCI		AOCI into Operations		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
(Amounts in thousands)	2019	2018	2019	2018	2019	2018
Interest Rate Swap Agreements	$(2,866)	$—	$—	$—	$—	$—
Total	$(2,866)	$—	$—	$—	$—	$—

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2019, our share of the distribution will be approximately $31.7 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2019, is $408.3 million in the case of

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SFOG and $520.5 million in the case of SFOT. As of June 30, 2019, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2019 annual offer, no partnership units in the Georgia Partnership were tendered for purchase, and we purchased 0.1 units from the Texas partnership for $0.2 million in May 2019. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2019 at both parks is approximately $525.1 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. An additional $350.0 million of incremental borrowing is available under the Second Amended and Restated Credit Facility for future "put" obligations, if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. The 2018 merger of Time Warner and AT&T Inc. did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

We incurred $21.2 million of capital expenditures at the Partnership Parks during the 2018 season and intend to incur approximately $13.0 million of capital expenditures at these parks for the 2019 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.5 million of cash in 2018 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2019 and December 31, 2018, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Insurance

We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our self-insured contingencies. For workers’ compensation claims arising after November 15, 2003, our deductible is $0.75 million ($0.5 million deductible for the period from November 15, 2001 to November 15, 2003). We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in our industry. Our all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

security and privacy liability insurance in the amount of $10.0 million with a $0.25 million self-insured retention per event.

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

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if a company is found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s petition for leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is still in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

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

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

7.  Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective approach on leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. As a result, we were not required to adjust its comparative period financial information for the effects of Topic 842 or make new lease disclosures for comparative prior periods before the date of adoption. See Note 1 (i. Leases) for additional information concerning our accounting policies and the election of certain practical expedients under Topic 842.

Upon adoption of Topic 842 on January 1, 2019 we recorded right-of-use assets and corresponding liabilities of $207.4 million and $204.3 million, respectively, with the impact primarily related to our leases of operating rights for amusement park properties and land. There was not a material impact to our condensed consolidated statements of operations or statements of cash flows as a result of adoption of Topic 842.

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 46 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancellable operating leases with options to extend, because we may determine it is not reasonably certain it will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of the our leases, variable payments.

The components of lease cost for the three and six months ended June 30, 2019 are as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2019
Operating lease cost	$6,270	$12,397
Short-term lease cost	2,298	3,535
Variable lease cost	384	867
Total lease cost	$8,952	$16,799

Lease costs for the three and six months ended June 30, 2018 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during the three and six months ended June 30, 2018 was $5.2 million and $8.6 million, respectively.

Other information related to leases for the three and six months ended June 30, 2019 is as follows:

	Three Months Ended	Six Months Ended
(Amounts in thousands, except for lease term and discount rate)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liability operating cash flows	$6,892	$8,452
ROU assets obtained in exchange for lease liabilities	3,772	4,357
Weighted-average remaining lease term (in years)	19.69	20.0
Weighted-average discount rate	6.90%	6.91%

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Maturities of noncancellable operating lease liabilities under Topic 842 as of June 30, 2019 are summarized in the table below.

(Amounts in thousands)	As of June 30, 2019
Remaining in 2019	$15,680
2020	23,675
2021	22,524
2022	21,542
2023	21,376
Thereafter	287,522
Total	392,319
Less: present value discount	(184,446)
Lease liability	$207,873

Future minimum lease payments for long-term noncancellable operating leases under Topic 840 as of December 31, 2018 are summarized in the table below.

(Amounts in thousands)	As of December 31, 2018
2019	$23,936
2020	23,266
2021	22,384
2022	21,626
2023	21,563
Thereafter	314,799
Total	$427,574

Practical Expedients

We have elected the package of practical expedients for adoption of Topic 842 permitted under the transition guidance within the standard, which among other things allows us to carryforward historical lease classification, indirect costs, and the original determination of whether or not a contract contained a lease.

We have elected the practical expedient to not separate a qualifying contract into its lease and non-lease components.

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of June 30, 2019, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $253.7 million and $291.7 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2018	$243,756	$281,515	$525,271
Purchase of redeemable units of SFOT and SFOG	(217)	—	(217)
Fresh start accounting fair market value adjustment for purchased units	(45)	—	(45)
Net income attributable to noncontrolling interests	10,226	10,151	20,377
Balance at June 30, 2019	$253,720	$291,666	$545,386

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of June 30, 2019 was approximately $243.6 million and $281.5 million, respectively. See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements.

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.  Business Segments

We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measure used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). In general, all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment—parks.

The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$99,896	$94,505	$30,764	$32,160
Interest expense, net	29,572	27,480	57,920	53,365
Income tax expense	33,675	23,913	9,018	4,238
Depreciation and amortization	29,275	27,921	58,348	56,550
Corporate expenses	13,020	14,119	29,924	29,133
Stock-based compensation	3,553	16,036	7,444	20,589
Non-operating park level expense, net:
(Gain) loss on disposal of assets	(690)	254	446	2,165
Loss on debt extinguishment, net	6,231	—	6,231	—
Other (income) expense, net	(1,278)	354	(1,705)	2,289
Park EBITDA	$213,254	$204,582	$198,390	$200,489

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2019 and June 30, 2018:

	Domestic	Foreign	Total
2019	(Amounts in thousands)
Long-lived assets	$2,372,797	$140,546	$2,513,343
Revenues	558,821	46,582	605,403
Income before income taxes	36,047	3,735	39,782
2018
Long-lived assets	$2,183,842	$99,583	$2,283,425
Revenues	526,812	47,572	574,384
Income before income taxes	32,937	3,461	36,398

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future

Six Flags Entertainment Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

benefits. The following summarizes our pension costs during the three months and six months ended June 30, 2019 and June 30, 2018:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Service cost	$337	$400	$675	$800
Interest cost	2,002	1,849	4,004	3,698
Expected return on plan assets	(3,331)	(3,438)	(6,661)	(6,876)
Amortization of net actuarial loss	193	179	384	358
Total net periodic benefit	$(799)	$(1,010)	$(1,598)	$(2,020)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the Condensed Consolidated Statements of Operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Discount rate	4.05%	3.45%	4.05%	3.45%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%

Employer Contributions

During both the six-month periods ended June 30, 2019 and June 30, 2018, we made pension contributions of $3.0 million.

11. Stock Repurchase Plans

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 19, 2019, Holdings repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits under the covenants on an ongoing basis to determine our ability to use the remaining amount authorized for share repurchases. See Note 3 for further discussion.

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

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated financial position and results of operations. This information should be read in conjunction with our unaudited condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2018 Annual Report.

Overview

General

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 26 regional theme parks and waterparks, 23 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

The results of operations for the three and six months ended June 30, 2019 and June 30, 2018 are not indicative of the results expected for the full year. In particular, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. We have added operating days to several of our parks during the first, third and fourth quarters to help balance the seasonal nature of our business. In addition, we had additional costs in the current year related to the operations of the five new parks that we began operating on June 1, 2018 and Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 53% of total revenues during the six months ended June 30, 2019 and June 30, 2018), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first six months of 2019, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in prior year, primarily as a result of increases in cash operating costs, resulting from (i) expenses related to the addition of five new parks on June 1, 2018; (ii) expenses related to our newly added Magic Waters waterpark in Rockford, Illinois on April 1, 2019; and (iii) increased costs from mandated minimum wage increases and competitive labor markets. These decreases were partially offset by an increase in attendance of 0.5 million primarily as a result of our five new parks acquired on June 1, 2018, a 2% year-over-year increase in our Active Pass Base, which represents the total number of guests who are enrolled in our membership program or have a season pass, and a 14% increase in sponsorship, international agreements and accommodations revenue. During the three month period ended June 30, 2019, Park EBITDA increased over prior year primarily as a result of the Easter holiday falling on April 21st in 2019 as compared to April 1st in 2018, which shifted a portion of the parks’ operating calendar from the first quarter to the second quarter in 2019 along with a 14% increase in sponsorship, international agreements and accommodations revenue.

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

Recent Events

As part of our normal succession planning process, on March 7, 2019, we announced that we have commenced a search process, and retained an outside search firm, to locate a successor for James Reid-Anderson, our Chairman, President and Chief Executive Officer, who informed the Company of his intention to retire by the end of February 2020. Mr. Reid-Anderson will also be retiring from his current role as Chairman of the Board of Directors. In connection with the succession planning process we entered into a retirement agreement with Mr. Reid-Anderson that becomes effective upon the earlier of: (i) notice from Mr. Reid-Anderson of a retirement date on or after February 28, 2020 and (ii) notice from us of the commencement date of an individual to become the next Chief Executive Officer.

On April 17, 2019, we amended and restated the 2015 Credit Facility. The refinancing increased the 2015 Term Loan B to $800.0 million and extended its term through April 17, 2026, and increased the 2015 Revolving Loan to $350.0 million and extended its term through April 17, 2024.

On June 30, 2019, we reached an agreement with our partner in Dubai to discontinue the previously announced project to develop a Six Flags-branded theme park. In July, we received $7.5 million in connection with the agreement and the settlement of all claims.

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth summary financial information for the three months ended June 30, 2019 and June 30, 2018.

	Three Months Ended		Percentage
(Amounts in thousands, except percentage and per capita data)	June 30, 2019	June 30, 2018	Change (%)
Total revenue	$477,210	$445,420	7%
Operating expenses	178,348	163,964	9%
Selling, general and administrative expenses	59,723	68,786	(13)%
Cost of products sold	43,513	39,520	10%
Other net periodic pension benefit	(1,055)	(1,277)	(17)%
Depreciation and amortization	29,275	27,921	5%
(Gain) loss on disposal of assets	(690)	254	N/M
Interest expense, net	29,572	27,480	8%
Loss on extinguishment of debt	6,231	—	N/M
Other (income) expense, net	(1,278)	354	N/M
Income before income taxes	133,571	118,418	13%
Income tax expense	33,675	23,913	41%
Net income	99,896	94,505	6%
Less: Net income attributable to noncontrolling interests	(20,377)	(20,003)	2%
Net income attributable to Six Flags Entertainment Corporation	$79,519	$74,502	7%

Other Data:
Attendance	10,508	9,770	8%
Total revenue per capita	$45.41	$45.59	(1)%

Revenue

Revenue for the three months ended June 30, 2019 totaled $477.2 million, an increase of $31.8 million, or 7%, compared to $445.4 million for the three months ended June 30, 2018. The revenue increase was attributable to an 8% increase in attendance primarily driven by (i) the operation of our five new parks acquired in 2018 for a three months versus one month in 2018, (ii) the Easter holiday falling on April 21st in 2019 as compared to April 1st in 2018, which shifted a portion of the Company's operating calendar from the first quarter to the second quarter in 2019; and (iii) a 14% increase in sponsorship, international agreements and accommodations revenue. Total revenue per capita decreased slightly due to (i) a higher mix of season pass and memberships; (ii) lower guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, at the five new domestic parks acquired on June 1, 2018, which had additional operating days and attendance in the second quarter of 2019 than the second quarter of 2018; and (iii) lower guest spending per capita at a sixth domestic park in Rockford, IL, newly added in April 2019. These decreases were partially offset by price increases, the benefit of premium priced membership sales and the increase in sponsorship, international agreements and accommodations revenue.

Admissions revenue per capita for the three months ended June 30, 2019 decreased $0.58, or 2%, relative to the comparable period in the prior year. This decrease was primarily driven by (i) a higher mix of season pass and membership attendance; (ii) lower admissions revenue per capita of the five new domestic parks acquired on June 1, 2018, which had additional operating days and attendance in the second quarter of 2019 than the second quarter of 2018; and (iii) lower admissions revenue per capita at a sixth domestic park in Rockford, Illinois, newly added in April 2019. These decreases were partially offset by price increases, and the benefit of premium priced membership sales. Non-admissions revenue per capita for the three months ended June 30, 2019 increased $0.22, or 1%, relative to the comparable period in the prior year. This increase was primarily driven by the continued success in selling our all season dining products.

Operating expenses

Operating expenses for the three months ended June 30, 2019 increased $14.4 million, or 9%, relative to the comparable period in the prior year, primarily as a result of (i) incremental operating costs in the three months ended

June 30, 2019, including lease expense, to operate and rebrand our five new domestic parks added on June 1, 2018, (ii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks, and (iii) incremental costs to lease and operate Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2019 decreased $9.0 million, or 13%, compared to the three months ended June 30, 2018 primarily as a result of a decrease in stock-based compensation expense related to the Project 600 Performance Award we were accruing in 2018 but was ultimately not achieved. This reduction was partially offset by an increase in advertising costs related to (i) the Easter holiday shift discussed above, (ii) incremental advertising costs related to our five new domestic parks added on June 1, 2018 that we operated for the full quarter versus one month in 2018, and (iii) our new waterpark, Magic Waters.

Cost of products sold

Cost of products sold in the three months ended June 30, 2019 increased $4.0 million, or 10%, compared to the three months ended June 30, 2018, primarily due to the increased sales associated with our successful all season dining passes. Cost of products sold as a percentage of park food, merchandise and other revenue remained relatively flat.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2019 increased $1.4 million, or 5%, compared to the three months ended June 30, 2018. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

(Gain) loss on disposal of assets

We recognized a gain on disposal of assets for the three months ended June 30, 2019 of $0.7 million versus a loss of disposal of assets of $0.3 million for the three months ended June 30, 2018. The gain was primarily driven by insurance proceeds from a flood we experienced at Six Flags over Texas in September 2018.

Interest expense, net

Interest expense, net increased $2.1 million, or 8%, for the three months ended June 30, 2019 relative to the comparable period in the prior year, primarily as a result of the increased debt level related to the Second Amended and Restated Term Loan B which increased borrowings by $216.2 million. This was partially offset by lower interest rates and less borrowings outstanding under our Second Amended and Restated Revolving Loan and the 2015 Revolving Loan.

Income tax expense

Income tax expense increased $9.8 million, or 41%, for the three months ended June 30, 2019 relative to the comparable prior year period primarily as a result of an increase in income before income taxes year over year and lower discrete tax benefits primarily related to the recognition of fewer excess tax benefits from stock-based compensation during the three months ended June 30, 2019.

Results of Operations

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth summary financial information for the six months ended June 30, 2019 and June 30, 2018:

	Six Months Ended		Percentage
(Amounts in thousands, except per capita data)	June 30, 2019	June 30, 2018	Change (%)
Total revenue	$605,403	$574,384	5%
Operating expenses	292,870	266,464	10%
Selling, general and administrative expenses	99,833	109,724	(9)%
Costs of products sold	53,788	49,983	8%
Other net periodic pension benefit	(2,110)	(2,554)	(17)%
Depreciation and amortization	58,348	56,550	3%
Loss on disposal of assets	446	2,165	(79)%
Interest expense, net	57,920	53,365	9%
Loss on debt extinguishment	6,231	—	N/M
Other (income) expense, net	(1,705)	2,289	N/M
Income before income taxes	39,782	36,398	9%
Income tax expense	9,018	4,238	N/M
Net income	30,764	32,160	(4)%
Less: Net income attributable to noncontrolling interests	(20,377)	(20,003)	2%
Net income attributable to Six Flags Entertainment Corporation	$10,387	$12,157	(15)%

Other Data:
Attendance	12,675	12,126	5%
Total revenue per capita	$47.76	$47.37	(1)%

Revenue

Revenue for the six months ended June 30, 2019 totaled 605.4 million, an increase of $31.0 million, or 5%, compared to $574.4 million for the six months ended June 30, 2018. The increase was primarily driven by (i) an increase in attendance of 0.5 million guests, or 5%, primarily related to the operation of our five new parks acquired in 2018 for six months versus one month in 2018, (ii) a 2% year-over-year increase in our Active Pass Base, and (iii) a 14% increase in sponsorship, international agreements and accommodations revenue. Total revenue per capita increased $0.39, or 1% versus the comparable period in 2018.

Admissions revenue per capita for the six months ended June 30, 2019 decreased $0.17, or 1%, relative to the comparable period in the prior year. This decrease was primarily driven by (i) a higher mix of season pass and membership attendance; (ii) lower admissions revenue per capita at the five new domestic parks acquired on June 1, 2018, which had additional operating days and attendance in the first six months of 2019 than the one month we operated them in the first six months of 2018; and (iii) lower admissions revenue per capita at a sixth domestic park in Rockford, Illinois, newly added on April 1, 2019. These decreases were partially offset by price increases, and the benefit of premium priced membership sales. Non-admissions revenue per capita for the three months ended June 30, 2019 increased $0.22, or 1%, relative to the comparable period in the prior year. This increase was primarily driven by the continued success in selling our all season dining products.

Operating expenses

Operating expenses for the six months ended June 30, 2019 increased $26.4 million, or 10%, relative to the comparable period in the prior year, primarily as a result of (i) incremental operating costs in the first five months of 2019, including lease expense, to operate and rebrand our five new domestic parks we began operating on June 1, 2018, (ii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks, and (iii) incremental costs to lease and operate Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2019 decreased $9.9 million, or 9%, compared to the six months ended June 30, 2018 primarily as a result of a decrease in stock-based compensation expense related to the Project 600 Performance Award we were accruing in 2018 but was ultimately not achieved. This reduction was partially offset by an increase in advertising costs related to incremental advertising costs at our five new domestic parks which we operated for six months in 2019 versus one month in 2018 and our new waterpark, Magic Waters.

Cost of products sold

Cost of products sold in the six months ended June 30, 2019 increased $3.8 million, or 8%, compared to the six months ended June 30, 2018 primarily due to a higher volume of sales driven by the increased revenue associated with our successful all season dining passes. Cost of products sold as a percentage of park food, merchandise and other revenue remained relatively flat.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2019 increased $1.8 million, or 3%, compared to the six months ended June 30, 2018. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets for the six months ended June 30, 2019 decreased $1.7 million compared to the same period in the prior year, primarily as a result of insurance recoveries related to flooding at Six Flags Over Texas that occurred in September 2018 and fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.

Interest expense, net

Interest expense, net increased $4.6 million, or 9%, for the six months ended June 30, 2019 relative to the comparable period in the prior year, primarily as a result of the increased debt level related to the Second Amended and Restated Term Loan B which increased borrowings by $216.2 million and higher borrowings outstanding on our 2015 Revolving Loan prior to the refinancing completed in April 2019. This was partially offset by decreasing interest rates.

Income tax expense

Income tax expense increased $4.8 million for the six months ended June 30, 2019 relative to the comparable period in the prior year as a result of an increase in income before income taxes and lower discrete tax benefits primarily related to the recognition of fewer excess tax benefits from stock-based compensation during the six months eneded June 30, 2019.

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

In November 2018, Holdings announced a quarterly cash dividend of $0.82 per share of common stock. During the six months ended June 30, 2019 and June 30, 2018, Holdings paid $138.3 million and $131.3 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors. Based on (i) the dividends per share authorized by Holdings’ Board of Directors, (ii) the current number of shares of Holdings’ common stock outstanding and (iii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $280.0 million in total cash dividends on our common stock in the 2019 calendar year.

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 19, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.

Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, based on our current federal net operating loss carryforwards, we anticipate paying minimal federal income taxes in 2019 and 2020 and do not anticipate becoming a full cash taxpayer until 2024. During the years 2021 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, or swine or avian flu; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe that our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect that we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2018 Annual Report.

As of June 30, 2019, our total indebtedness, net of discount and deferred financing costs, was approximately $2,277.8 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2019 and 2020, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $116.0 million and $113.0 million during 2019 and 2020, respectively.

As of June 30, 2019, we had approximately $113.8 million of unrestricted cash and $329.2 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, a minimum interest coverage covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.

During the six months ended June 30, 2019, net cash provided by operating activities was $126.2 million. Net cash used in investing activities during the six months ended June 30, 2019 was $95.1 million, consisting primarily of capital expenditures, net of property insurance recoveries. Net cash provided by financing activities during the six months ended June 30, 2019 was $37.4 million, primarily attributable to net proceeds from borrowings under the Second Amended and Restated Credit Facility and proceeds from the issuance of common stock, partially offset by the payment of $138.3 million in cash dividends and $8.9 million of debt issuance costs.

Since our business is both seasonal in nature and involves significant levels of cash transactions and most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or per capita spending, our net operating cash flows are largely driven by attendance and per capita spending levels. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Contractual Obligations

Since December 31, 2018, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business except with respect to the Second Amended and Restated Credit Facility entered into in April 2019. Set forth below is certain updated information regarding our debt obligations as of June 30, 2019.

	Payment Due by Period
(Amounts in thousands)	2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt including current portion (1)	$4,000	$16,000	$16,000	$764,000	$800,000
Interest on long-term debt (2)	17,212	67,484	66,758	77,587	229,041

(1) Payments are shown at principal amount for the Second Amended and Restated Term Loan B. See Note 3 to the condensed consolidated financial statements included elsewhere in Quarterly Report for further discussion on long-term debt.

(2) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at June 30, 2019 for the Second Amended and Restated Term Loan B.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, there have been no material changes in our market risk exposure from that disclosed in the 2018 Annual Report, except as it relates to our derivative financial instruments. See Note 5 to the unaudited condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2018 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2018 Annual Report, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Other than as previously disclosed in Item 3 of the 2018 Annual Report, there were no material developments concerning our legal proceedings during the quarter ended June 30, 2019.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 19, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.2 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.8 million available for permitted repurchases.

ITEM 6.   EXHIBITS

Exhibit 10.1

$1,150,000,000 Second Amended and Restated Credit Agreement, dated as of April 17, 2019, among Holdings, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass, HSBC Bank USA, National Association and PNC Bank, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Bank USA, National Association, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8K (File No. 00113703) filed on April 17, 2019

Exhibit 10.2

Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 17, 2019, among Holdings, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8K (File No. 00113703) filed on April 17, 2019

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

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 24, 2019	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	July 24, 2019	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer