Form 10-Q
period 2019-09-30
Six Flags Entertainment Corp
filed 2019-10-23
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2019 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 18, 2019, Six Flags Entertainment Corporation had 84,524,441 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2019	December 31, 2018
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,797	$44,608
Accounts receivable, net	199,127	116,043
Inventories	36,953	28,779
Prepaid expenses and other current assets	60,508	52,499
Total current assets	508,385	241,929
Property and equipment, net:
Property and equipment, at cost	2,322,291	2,204,678
Accumulated depreciation	(1,032,914)	(950,996)
Total property and equipment, net	1,289,377	1,253,682
Other assets:
Right-of-use operating leases, net	202,935	—
Debt issuance costs	3,836	1,793
Deposits and other assets	10,740	11,277
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization of $22,623 and $21,133 as of September 30, 2019 and December 31, 2018, respectively	345,812	349,029
Total other assets	1,222,941	1,021,717
Total assets	$3,020,703	$2,517,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$51,428	$32,905
Accrued compensation, payroll taxes and benefits	23,994	30,468
Accrued insurance reserves	37,108	39,183
Accrued interest payable	20,819	30,697
Other accrued liabilities	61,038	45,880
Deferred revenue	197,674	146,227
Short-term borrowings	—	43,000
Current portion of long-term debt	8,000	—
Short-term operating lease liabilities	10,585	—
Total current liabilities	410,646	368,360
Noncurrent liabilities:
Long-term debt	2,268,704	2,063,512
Long-term operating lease liabilities	185,365	—
Other long-term liabilities	22,133	29,280
Deferred income taxes	223,656	173,998
Total noncurrent liabilities	2,699,858	2,266,790
Total liabilities	3,110,504	2,635,150

Redeemable noncontrolling interests	545,386	525,271

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 140,000,000 shares authorized; 84,516,567 and 83,962,182 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,113	2,099
Capital in excess of par value	1,066,312	1,037,640
Accumulated deficit	(1,628,394)	(1,611,334)
Accumulated other comprehensive loss, net of tax	(75,218)	(71,498)
Total stockholders' deficit	(635,187)	(643,093)
Total liabilities and stockholders' deficit	$3,020,703	$2,517,328

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2019	September 30, 2018
Park admissions	$352,664	$350,977
Park food, merchandise and other	242,059	232,952
Sponsorship, international agreements and accommodations	26,457	35,891
Total revenues	621,180	619,820
Operating expenses (excluding depreciation and amortization shown separately below)	189,820	188,704
Selling, general and administrative expenses (including stock-based compensation of $3,903 and $10,183 in 2019 and 2018, respectively, and excluding depreciation and amortization shown separately below)	55,144	65,783
Costs of products sold	53,508	50,081
Other net periodic pension benefit	(1,038)	(1,290)
Depreciation	30,084	29,008
Amortization	601	612
Loss on disposal of assets	2,659	386
Interest expense	28,686	27,142
Interest income	(350)	(157)
Other expense (income), net	231	(130)
Income before income taxes	261,835	259,681
Income tax expense	61,626	55,260
Net income	200,209	204,421
Less: Net income attributable to noncontrolling interests	(20,376)	(20,004)
Net income attributable to Six Flags Entertainment Corporation	$179,833	$184,417

Weighted-average common shares outstanding:
Basic:	84,413	84,143
Diluted:	85,045	85,516

Net income per average common share outstanding:
Basic:	$2.13	$2.19
Diluted:	$2.11	$2.16

Cash dividends declared per common share	$0.82	$0.78

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2019	September 30, 2018
Park admissions	$671,252	$657,769
Park food, merchandise and other	472,692	451,253
Sponsorship, international agreements and accommodations	82,639	85,182
Total revenues	1,226,583	1,194,204
Operating expenses (excluding depreciation and amortization shown separately below)	482,690	455,168
Selling, general and administrative expenses (including stock-based compensation of $11,347 and $30,772 in 2019 and 2018, respectively, and excluding depreciation and amortization shown separately below)	154,977	175,507
Costs of products sold	107,296	100,064
Other net periodic pension benefit	(3,148)	(3,844)
Depreciation	87,228	84,335
Amortization	1,805	1,835
Loss on disposal of assets	3,105	2,551
Interest expense	86,965	80,820
Interest income	(709)	(470)
Loss on debt extinguishment	6,231	—
Other (income) expense, net	(1,474)	2,159
Income before income taxes	301,617	296,079
Income tax expense	70,644	59,498
Net income	230,973	236,581
Less: Net income attributable to noncontrolling interests	(40,753)	(40,007)
Net income attributable to Six Flags Entertainment Corporation	$190,220	$196,574

Weighted-average common shares outstanding:
Basic:	84,276	84,087
Diluted:	84,938	85,504

Net income per average common share outstanding:
Basic:	$2.26	$2.34
Diluted:	$2.24	$2.30

Cash dividends declared per common share	$2.46	$2.34

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018
Net income	$200,209	$204,421
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(1,466)	3,338
Defined benefit retirement plan (2)	151	135
Change in cash flow hedging (3)	(2,268)	—
Other comprehensive (loss) income, net of tax	(3,583)	3,473
Comprehensive income	196,626	207,894
Less: Comprehensive income attributable to noncontrolling interests	(20,376)	(20,004)
Comprehensive income attributable to Six Flags Entertainment Corporation	$176,250	$187,890

(1) Foreign currency translation adjustment is presented net of tax benefit of $0.4 million for the three months ended September 30, 2019 and tax expense of $0.9 million for the three months ended September 30, 2018, respectively.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended September 30, 2019 and net of nominal tax expense for the three months ended September 30, 2018, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax benefit of $0.8 million for the three months ended September 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018
Net income	$230,973	$236,581
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	249	4,413
Defined benefit retirement plan (2)	440	401
Change in cash flow hedging (3)	(4,409)	—
Other comprehensive (loss) income, net of tax	(3,720)	4,814
Comprehensive income	227,253	241,395
Less: Comprehensive income attributable to noncontrolling interests	(40,753)	(40,007)
Comprehensive income attributable to Six Flags Entertainment Corporation	$186,500	$201,388

(1)  Foreign currency translation adjustment is presented net of tax expense of $0.1 million and $1.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the nine months ended September 30, 2019 and 2018.

(3)  Change in fair value of cash flow hedging is presented net of tax benefit of $1.5 million for the nine months ended September 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at June 30, 2018	83,910,255	$2,098	$1,118,411	$(1,714,524)	$(71,979)	$(665,994)
Issuance of common stock	484,657	12	18,437	—	—	18,449
Stock-based compensation	—	—	10,183	—	—	10,183
Dividends declared to common shareholders	—	—	—	(65,699)	—	(65,699)
Repurchase of common stock	(684)	—	(45)	(1)	—	(46)
Employee stock purchase plan	64	—	4	—	—	4
Net income attributable to Six Flags Entertainment Corporation	—	—	—	184,417	—	184,417
Net other comprehensive income, net of tax	—	—	—	—	3,473	3,473
Balances at September 30, 2018	84,394,292	$2,110	$1,146,990	$(1,595,807)	$(68,506)	$(515,213)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)
Issuance of common stock	182,851	5	3,782	—	—	3,787
Stock-based compensation	—	—	3,903	—	—	3,903
Dividends declared to common shareholders	—	—	—	(69,272)	—	(69,272)
Repurchase of common stock	(815)	—	(48)	—	—	(48)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	179,833	—	179,833
Net other comprehensive loss, net of tax	—	—	—	—	(3,583)	(3,583)
Balances at September 30, 2019	84,516,567	$2,113	$1,066,312	$(1,628,394)	$(75,218)	$(635,187)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment - adoption of ASU 2018-02 and ASU 2014-09	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	$2,112	$1,086,265	$(1,525,051)	$(73,320)	$(509,994)
Issuance of common stock	1,190,870	30	39,357	—	—	39,387
Stock-based compensation	—	—	30,772	—	—	30,772
Dividends declared to common shareholders	—	—	—	(196,944)	—	(196,944)
Repurchase of common stock	(1,303,122)	(33)	(10,493)	(70,466)	—	(80,992)
Employee stock purchase plan	18,111	1	1,089	—	—	1,090
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Net income attributable to Six Flags Entertainment Corporation	—	—	—	196,574	—	196,574
Net other comprehensive income, net of tax	—	—	—	—	4,814	4,814
Balances at September 30, 2018	84,394,292	$2,110	$1,146,990	$(1,595,807)	$(68,506)	$(515,213)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	528,330	13	16,173	—	—	16,186
Stock-based compensation	—	—	11,347	—	—	11,347
Dividends declared to common shareholders	—	—	—	(207,325)	—	(207,325)
Repurchase of common stock	(882)	—	(52)	—	—	(52)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	190,220	—	190,220
Net other comprehensive loss, net of tax	—	—	—	—	(3,720)	(3,720)
Balances at September 30, 2019	84,516,567	$2,113	$1,066,312	$(1,628,394)	$(75,218)	$(635,187)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$230,973	$236,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,033	86,170
Stock-based compensation	11,347	30,772
Interest accretion on notes payable	988	1,007
Loss on debt extinguishment	6,231	—
Amortization of debt issuance costs	2,703	2,972
Other, including loss on disposal of assets	3,773	5,755
Gain on sale of investee	(724)	—
Increase in accounts receivable	(83,061)	(94,567)
Increase in inventories, prepaid expenses and other current assets	(19,188)	(24,614)
Decrease in deposits and other assets	242	515
Decrease in ROU operating leases	6,030	—
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	62,266	68,786
Decrease in operating lease liabilities	(10,823)	—
Decrease in accrued interest payable	(9,878)	(5,020)
Deferred income taxes	50,953	33,654
Net cash provided by operating activities	340,865	342,011

Cash flows from investing activities:
Additions to property and equipment	(123,662)	(112,242)
Property insurance recoveries	1,637	—
Acquisition of park assets, net of cash acquired	—	(19,059)
Proceeds from sale of assets	24	55
Net cash used in investing activities	(122,001)	(131,246)

Cash flows from financing activities:
Repayment of borrowings	(800,750)	(257,000)
Proceeds from borrowings	970,000	296,000
Payment of debt issuance costs	(8,927)	(793)
Payment of cash dividends	(208,740)	(198,245)
Proceeds from issuance of common stock	17,391	40,477
Stock repurchases	(52)	(80,992)
Purchase of redeemable noncontrolling interest	(217)	(353)
Distributions to noncontrolling interests	(20,376)	(20,003)
Net cash used in financing activities	(51,671)	(220,909)

Effect of exchange rate on cash	(4)	1,205

Net increase (decrease) in cash and cash equivalents	167,189	(8,939)
Cash and cash equivalents at beginning of period	44,608	77,496
Cash and cash equivalents at end of period	$211,797	$68,557

Supplemental cash flow information
Cash paid for interest	$93,153	$81,861
Cash paid for income taxes	$24,953	$24,659

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 26 parks we owned or operated as of September 30, 2019, 23 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

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

Results of operations for the nine months ended September 30, 2019 are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round. Additionally, we had increased costs in the current year related to the operations of the five new parks that we began operating on June 1, 2018, and Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

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

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $116.4 million and $115.2 million as of September 30, 2019 and December 31, 2018, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2019 and December 31, 2018, we had no recorded amounts for accrued interest or penalties.

Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

c.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Earnings per common share for the three and nine months ended September 30, 2019 and September 30, 2018 was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income attributable to Six Flags Entertainment Corporation	$179,833	$184,417	$190,220	$196,574

Weighted-average common shares outstanding - basic:	84,413	84,143	84,276	84,087
Effect of dilutive stock options and restricted stock units	632	1,373	662	1,417
Weighted-average common shares outstanding - diluted:	85,045	85,516	84,938	85,504

Earnings per share - basic:	$2.13	$2.19	$2.26	$2.34
Earnings per share - diluted:	$2.11	$2.16	$2.24	$2.30

The computation of diluted earnings per share excluded the effect of 3,554,000 and 881,000 antidilutive stock options for the three months ended September 30, 2019 and September 30, 2018, respectively. The computation of diluted earnings per share excluded the effect of 3,595,000 and 729,000 antidilutive stock options and restricted stock units for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Changes in the fair value of interest rate derivatives that are effective and that are designated and qualify as cash flow hedges are recorded in “Other comprehensive (loss) income” until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to “interest expense”. Changes in the fair value of derivatives that do not qualify for hedge accounting or that are de-designated are recorded in “Other expense (income), net” in the unaudited condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2019 and September 30, 2018, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Long-Term Incentive Plan
Options and other	$3,828	$4,067	$11,138	$11,336
Performance awards (1)	—	6,041	—	19,182
Employee Stock Purchase Plan	75	75	209	254
Total Stock-Based Compensation	$3,903	$10,183	$11,347	$30,772

(1) Relates to a prior year performance award

h.  Revenue Recognition

FASB ASC 606, Revenue from Contracts with Customers ("Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of September 30, 2019, deferred revenue was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program and member dining program that will be recognized in 2019 and 2020, and (iv) payments received from our international development partners in excess of revenue recognized.

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

i.  Leases

We or certain of our subsidiaries are a lessee in various noncancelable operating leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”); see below for additional information on recently adopted accounting pronouncements and Note 7 for additional information. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

For our operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (i) the discount rate used to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, we cannot determine the interest rate implicit in the lease and therefore we use the IBR as a discount rate for our leases. The IBR reflects the rate of interest we would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancelable period of the lease plus any additional periods covered by an option to extend the lease that are reasonably certain to be executed by us. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain that we will exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. For our operating leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, and adjusted for any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease.

Variable lease payments associated with our leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments for operating leases are presented as operating expense in our condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments. Property taxes and insurance paid on behalf of our lessors is included within variable lease payments.

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

The ROU assets for operating leases may be periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our condensed consolidated statements of operations.

j.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of September 30, 2019 and December 31, 2018, we have recorded an allowance for doubtful accounts of $20.5 million and $7.4 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

k.  Recently Adopted Accounting Pronouncements

On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method applied to leases with terms extending past January 1, 2019. Topic 842 requires recognition on the balance sheet of lease ROU assets and lease liabilities by lessees for those leases classified as operating leases in order to give more transparency on commitments and future cash flow. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within the fiscal year. The new standard supersedes the previous lease accounting standard under FASB ASC 840, Leases (“Topic 840”). Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. See to Note 7 for additional information.

l.  Recent Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, ("Topic 326"). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. We are evaluating the provisions of this accounting standards update and assessing the impact, if any, it may have on our condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three and nine months ended September 30, 2019 and September 30, 2018, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$38,684	$7,897	$16,029	$62,610
Short-term contracts and other (a)	313,980	234,162	10,428	558,570
Total revenues	$352,664	$242,059	$26,457	$621,180

	Three Months Ended September 30, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$43,976	$10,032	$25,703	$79,711
Short-term contracts and other (a)	307,001	222,920	10,188	540,109
Total revenues	$350,977	$232,952	$35,891	$619,820

	Nine Months Ended September 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$70,227	$15,511	$61,462	$147,200
Short-term contracts and other (a)	601,025	457,181	21,177	1,079,383
Total revenues	$671,252	$472,692	$82,639	$1,226,583

	Nine Months Ended September 30, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$78,203	$18,419	$60,938	$157,560
Short-term contracts and other (a)	579,566	432,834	24,244	1,036,644
Total revenues	$657,769	$451,253	$85,182	$1,194,204
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks and waterparks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. See Note 1 for additional information on our accounting for performance obligations under these contracts.

The transaction price for our long-term contracts is explicitly stated within the contracts. Our sponsorship contracts and international agreements may include estimated variable consideration such as penalties for delay in performance of contract terms, and certain volume-based discounts and rebates. We do not believe there will be significant changes to our estimates of variable consideration. Our brand licensing and management services performance agreements include royalty payments and management fees, respectively, based on gross sales from Six Flags-branded parks once opened. We have elected to apply the sales-based royalty exemption to the brand licensing performance obligation, and accordingly, do not estimate revenue attributable to the gross sales-based royalty. We have also elected to apply the direct allocation exemption to the management services performance obligation, and accordingly, do not estimate revenue attributable to the gross sales-based management fee.

We recognize season pass revenue in "Park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue."

At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $46.9 million and $109.7 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $38.4 million. At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $39.0 million and $89.6 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $102.9 million.

As of September 30, 2019, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $30.9 million in the remainder of 2019, $119.4 million in 2020, $49.4 million in 2021, $29.9 million in 2022, and $1.0 million in 2023 and thereafter.

Short-term Contracts and Other

Our short-term contracts consist primarily of season passes and memberships purchased by customers in the year of the operating season to which they relate, certain sponsorship contracts and international agreements with third parties. We earn revenue from guests’ purchases of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season for a fixed fee. Current year season passes classified as short-term contracts are sold during the operating season to which they relate. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

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

Other revenues consist primarily of revenues from single-use tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we apply the practical expedient to recognize revenue for single-use ticket sales, in-park services, accommodations and other miscellaneous goods and services for which we have the right to invoice.

3. Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of September 30, 2019, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and an $800.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility. Additionally, we have amounts outstanding under the 2024 Notes and the 2027 Notes as described below.

On March 26, 2018, we entered into an amendment to the 2015 Credit Facility that reduced the overall borrowing rate on the 2015 Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.

On April 18, 2018, we entered into an amendment to the 2015 Credit Facility that increased the 2015 Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including share repurchases.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as previously amended). The Second Amended and Restated Credit Facility is comprised of a $350.0 million revolving credit loan facility and an $800.0 million Tranche B term loan facility. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility will be used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

As of September 30, 2019, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.8 million). As of December 31, 2018, $43.0 million under the 2015 Revolving Loan was outstanding (excluding amounts reserved for letters of credit in the amount of $18.1 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2019, the Second Amended and Restated Revolving Loan unused commitment fee was 0.30%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of September 30, 2019, $798.0 million was outstanding under the Second Amended and Restated Term Loan B. As of December 31, 2018, $583.8 million was outstanding under the 2015 Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 2.00%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (collectively, the “June 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into two additional separate interest rate swap agreements with a notional value of $400.0 million (collectively, the “August 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 5 for a further discussion. As of September 30, 2019, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.71%. Beginning on September 30, 2019, the Second Amended and Restated Term Loan B became payable in equal quarterly principal installments of $2.0 million. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of Six Flags Theme Parks Inc. ("SFTP") (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, a maximum senior leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, and certain hedging agreements, subject, in each case, to certain carve-outs.

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

Long-Term Indebtedness Summary

As of September 30, 2019 and December 31, 2018, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2019	December 31, 2018
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$798,000	$—
2015 Credit Facility
2015 Term Loan B	—	583,750
2015 Revolving Loan	—	43,000
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Net discount	(6,904)	(6,792)
Deferred financing costs	(14,392)	(13,446)
Total debt	$2,276,704	$2,106,512
Less current portion of long-term debt	(8,000)	—
Less short-term borrowings	—	(43,000)
Total long-term debt	$2,268,704	$2,063,512

Fair-Value of Long-Term Indebtedness

As of September 30, 2019 and December 31, 2018, the fair value of our long-term debt was $2,347.4 million and $2,012.4 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the nine months ended September 30, 2019 were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)
Net current period change	316	(5,901)	—	1,425	(4,160)
Amounts reclassified from AOCI	—	—	589	(149)	440
Balances at September 30, 2019	$(27,036)	$(5,901)	$(40,482)	$(1,799)	$(75,218)

The Company had the following reclassifications out of AOCI during the three and nine months ended September 30, 2019 and September 30, 2018:

		Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI	Location of Reclassification into Income	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$205	$182	$589	$540
	Income tax expense	(54)	(47)	(149)	(139)
	Net of tax	$151	$135	$440	$401

Total reclassifications		$151	$135	$440	$401

5.  Derivative Financial Instruments

In June 2019, we entered the June 2019 Swap Agreements with an aggregate notional amount of $300.0 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The term of the June 2019 Swap Agreements began in June 2019 and expires in June 2023. Upon execution, we designated and documented the June 2019 Swap Agreements as cash flow hedges. The June 2019 Swap Agreements serve as economic hedges and provide protection against rising interest rates.

In August 2019, we entered the August 2019 Swap Agreements with an aggregate notional amount of $400.0 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The term of the August 2019 Swap Agreements began in August 2019 and expires in August 2024. Upon execution, we designated and documented the August 2019 Swap Agreements as cash flow hedges. The August 2019 Swap Agreements serve as economic hedges and provide protection against rising interest rates.

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

We record derivative instruments at fair value on our unaudited condensed consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in AOCI and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to “interest expense” and “other expense (income), net”, respectively. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals.

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, consisted of the following:

Derivative Assets
(Amounts in thousands)	September 30, 2019	December 31, 2018
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$718	$—
Interest Rate Swap Agreements — Noncurrent	—	—
	$718	$—

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	September 30, 2019	December 31, 2018
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$(598)	$—
Interest Rate Swap Agreements — Noncurrent	(6,021)	—
	$(6,619)	$—

As of September 30, 2019, we had no derivatives not designated as cash flow hedges.

Gains and losses before taxes on derivatives designated as a cash flow hedge for the three and nine months ended September 30, 2019 and September 30, 2018 were as follows:

Three Months Ended September 30, 2019 and September 30, 2018

					Loss Recognized in
					Operations on Derivatives
	Loss		Loss Reclassified from		(Ineffective Portion and
	Recognized in AOCI		AOCI into Operations		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
(Amounts in thousands)	2019	2018	2019	2018	2019	2018
Interest Rate Swap Agreements	$(3,035)	$—	$—	$—	$—	$—
Total	$(3,035)	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2019 and September 30, 2018

					Loss Recognized in
					Operations on Derivatives
	Loss		Loss Reclassified from		(Ineffective Portion and
	Recognized in AOCI		AOCI into Operations		Amount Excluded from
	(Effective Portion)		(Effective Portion)		Effectiveness Testing)
(Amounts in thousands)	2019	2018	2019	2018	2019	2018
Interest Rate Swap Agreements	$(5,901)	$—	$—	$—	$—	$—
Total	$(5,901)	$—	$—	$—	$—	$—

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $72.5 million in 2019 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2019, our share of the distribution will be approximately $31.7 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2019, is $408.3 million in the case of SFOG and $520.6 million in the case of SFOT. As of September 30, 2019, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

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

We incurred $21.2 million of capital expenditures at the Partnership Parks during the 2018 season and intend to incur approximately $13.0 million of capital expenditures at these parks for the 2019 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.5 million of cash in 2018 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2019 and December 31, 2018, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017 in the Circuit Court of Lake County, Illinois, on September 1, 2017 in the United States District Court for the Northern District of Georgia, on September 11, 2017, in the Superior Court of Los Angeles County, California, and on November 30, 2017, in the Superior Court of Ocean County,

New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

7.  Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective approach on leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. As a result, we were not required to adjust our comparative period financial information for the effects of Topic 842 or make new lease disclosures for comparative prior periods before the date of adoption. See Note 1 (i. Leases) for additional information concerning our accounting policies and the election of certain practical expedients under Topic 842.

Upon adoption of Topic 842 on January 1, 2019, we recorded right-of-use assets and corresponding liabilities of $207.4 million and $204.3 million, respectively, with the impact primarily related to our leases of operating rights for theme park and waterpark properties and land. There was not a material impact to our condensed consolidated statements of operations or statements of cash flows as a result of adoption of Topic 842.

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 46 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancelable operating leases with options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the three and nine months ended September 30, 2019 are as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$6,127	$18,524
Short-term lease cost	1,754	5,289
Variable lease cost	1,224	2,091
Total lease cost	$9,105	$25,904

Lease costs for the three and nine months ended September 30, 2018 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during the three and nine months ended September 30, 2018 was $9.5 million and $19.6 million, respectively.

Other information related to leases for the three and nine months ended September 30, 2019 is as follows:

	Three Months Ended	Nine Months Ended
(Amounts in thousands, except for lease term and discount rate)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liability operating cash flows	$14,011	$22,464
ROU assets obtained in exchange for lease liabilities	253	4,610
Weighted-average remaining lease term (in years)	19.62	19.62
Weighted-average discount rate	6.91%	6.91%

Maturities of noncancelable operating lease liabilities under Topic 842 as of September 30, 2019 are summarized in the table below.

(Amounts in thousands)	As of September 30, 2019
Remaining in 2019	$1,559
2020	23,741
2021	22,597
2022	21,588
2023	21,406
Thereafter	287,536
Total	$378,427
Less: present value discount	(182,477)
Lease liability	$195,950

Future minimum lease payments for long-term noncancelable operating leases under Topic 840 as of December 31, 2018 are summarized in the table below.

(Amounts in thousands)	As of December 31, 2018
2019	$23,936
2020	23,266
2021	22,384
2022	21,626
2023	21,563
Thereafter	314,799
Total	$427,574

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

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of September 30, 2019, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $253.7 million and $291.7 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2018	$243,756	$281,515	$525,271
Purchase of redeemable units of SFOT	(217)	—	(217)
Fresh start accounting fair market value adjustment for purchased units	(45)	—	(45)
Net income attributable to noncontrolling interests	20,452	20,301	40,753
Distributions to noncontrolling interests	(10,226)	(10,150)	(20,376)
Balance at September 30, 2019	$253,720	$291,666	$545,386

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of September 30, 2019 was approximately $243.6 million and $281.5 million, respectively. See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$200,209	$204,421	$230,973	$236,581
Interest expense, net	28,336	26,985	86,256	80,350
Income tax expense	61,626	55,260	70,644	59,498
Depreciation and amortization	30,685	29,620	89,033	86,170
Corporate expenses	10,060	12,523	39,984	41,656
Stock-based compensation	3,903	10,183	11,347	30,772
Non-operating park level expense, net:
Loss on disposal of assets	2,659	386	3,105	2,551
Loss on debt extinguishment, net	—	—	6,231	—
Other expense (income), net	231	(130)	(1,474)	2,159
Park EBITDA	$337,709	$339,248	$536,099	$539,737

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets), revenues and income before income taxes by domestic and foreign categories as of or for the nine months ended September 30, 2019 and September 30, 2018:

	Domestic	Foreign	Total
2019	(Amounts in thousands)
Long-lived assets	$2,361,622	$136,120	$2,497,742
Revenues	1,138,640	87,943	1,226,583
Income before income taxes	284,868	16,749	301,617
2018
Long-lived assets	$2,171,503	$104,029	$2,275,532
Revenues	1,101,836	92,368	1,194,204
Income before income taxes	274,811	21,268	296,079

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2019 and September 30, 2018:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Service cost	$313	$250	$988	$1,050
Interest cost	1,995	1,844	5,999	5,542
Expected return on plan assets	(3,318)	(3,431)	(9,979)	(10,307)
Amortization of net actuarial loss	205	182	589	540
Total net periodic benefit	$(805)	$(1,155)	$(2,403)	$(3,175)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Discount rate	4.05%	3.45%	4.05%	3.45%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%	7.25%

Employer Contributions

During both of the nine months ended September 30, 2019 and September 30, 2018, we made pension contributions of $6.0 million.

11. Stock Repurchase Plans

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 18, 2019, Holdings repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes. We will continue to evaluate the share repurchase limits under the covenants on an ongoing basis to determine our ability to use the remaining amount authorized for share repurchases. See Note 3 for further discussion.

12. Subsequent Event

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate will reduce interest expense by approximately $2.0 million annually.

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

Overview

General

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 26 regional theme parks and waterparks, 23 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and they generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

The results of operations for the three and nine months ended September 30, 2019 and September 30, 2018 are not indicative of the results expected for the full year. In particular, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. We have added operating days to several of our parks during the first, third and fourth quarters to help balance the seasonal nature of our business. In addition, we had additional costs in the current year related to the operations of the five new parks that we began operating on June 1, 2018 and Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 55% of total revenues during the nine months ended September 30, 2019 and September 30, 2018), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first nine months of 2019, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in the prior year, primarily as a result of increases in cash operating costs, resulting from (i) expenses related to the addition of five new parks on June 1, 2018; (ii) expenses related to our newly added Magic Waters waterpark in Rockford, Illinois on April 1, 2019; and (iii) increased costs from mandated minimum wage increases and competitive labor markets. These decreases were partially offset by an increase in attendance of 1.0 million guests primarily as a result of (i) our five new parks acquired on June 1, 2018; (ii) our newly added Magic Waters waterpark; and (iii) a 2% year-over-year increase in our Active Pass Base, which represents the total number of guests who are enrolled in our membership program or who have a season pass. During the three month period ended September 30, 2019, Park EBITDA increased over the prior year primarily as a result of an increase in guest spending revenue driven by a 3% increase in attendance coupled with a decrease in selling, general and administrative expenses. This increase was partially offset by an expected 26% decrease in sponsorship, international agreements and accommodations revenue.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. A large portion of our expense is relatively fixed, as our costs for full-time employees, maintenance, utilities, advertising and insurance do not vary significantly with attendance.

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

Recent Events

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate reduce interest expense by approximately $2.0 million annually.

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth summary financial information for the three months ended September 30, 2019 and September 30, 2018.

	Three Months Ended		Percentage
(Amounts in thousands, except percentage and per capita data)	September 30, 2019	September 30, 2018	Change (%)
Total revenue	$621,180	$619,820	0%
Operating expenses	189,820	188,704	1%
Selling, general and administrative expenses	55,144	65,783	(16)%
Cost of products sold	53,508	50,081	7%
Other net periodic pension benefit	(1,038)	(1,290)	(20)%
Depreciation and amortization	30,685	29,620	4%
Loss on disposal of assets	2,659	386	N/M
Interest expense, net	28,336	26,985	5%
Other expense (income), net	231	(130)	N/M
Income before income taxes	261,835	259,681	1%
Income tax expense	61,626	55,260	12%
Net income	200,209	204,421	(2)%
Less: Net income attributable to noncontrolling interests	(20,376)	(20,004)	2%
Net income attributable to Six Flags Entertainment Corporation	$179,833	$184,417	(2)%

Other Data:
Attendance	14,012	13,572	3%
Total revenue per capita	$44.33	$45.67	(3)%

Revenue

Revenue for the three months ended September 30, 2019 totaled $621.2 million, an increase of $1.4 million compared to $619.8 million for the three months ended September 30, 2018. The revenue increase was attributable to a 3% increase in attendance primarily driven by (i) the operation of our newly acquired Magic Waters waterpark in Rockford, Illinois; and (ii) a 2% year-over-year increase in our Active Pass Base. These revenue increases were offset by a 26% reduction in sponsorship, international agreements and accommodations revenue. Total revenue per capita decreased $1.34, or 3% compared to the same period in the prior year.

Admissions revenue per capita for the three months ended September 30, 2019 decreased $0.69, or 3%, compared to the same period in the prior year. This decrease was primarily driven by (i) lower admissions revenue per capita at the five new domestic parks acquired on June 1, 2018 and at our newly acquired Magic Waters waterpark in Rockford, Illinois, which we began operating in April 2019; and (ii) a higher mix of attendance from our Active Pass Base, which represents the total number of guests who are enrolled in our membership program or who have a season pass. These decreases were partially offset by price increases and the benefit of premium priced membership sales. Non-admissions revenue per capita for the three months ended September 30, 2019 increased $0.11, or 1%, relative to the comparable period in the prior year. This increase was primarily driven by the continued success in selling our all season dining passes.

Operating expenses

Operating expenses for the three months ended September 30, 2019 increased $1.1 million, or 1%, compared to the same period in the prior year, primarily as a result of incremental costs to lease and operate Magic Waters, our newly acquired waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2019 decreased $10.6 million, or 16%, compared to the same period in the prior year. The decrease was primarily as a result of (i) a decrease in stock-based compensation expense related to the Project 600 Performance Award, which we were accruing in 2018 but ultimately reversed when we did not achieve the applicable targets; (ii) a reduction in insurance expenses; and (iii) reduced advertising costs.

Cost of products sold

Cost of products sold in the three months ended September 30, 2019 increased $3.4 million, or 7%, compared to the same period in the prior year, primarily due to the increased sales associated with our successful all season dining passes. Cost of products sold as a percentage of park food, merchandise and other revenue remained relatively flat.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2019 increased $1.1 million, or 4%, compared to the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets for the three months ended September 30, 2019 increased $2.3 million compared to the same period in the prior year. The increase was primarily driven by the write-off of assets associated with our ongoing capital program.

Interest expense, net

Interest expense, net increased $1.4 million, or 5%, for the three months ended September 30, 2019 compared to the same period in the prior year, primarily as a result of the increased debt level related to the Second Amended and Restated Term Loan B which increased borrowings by $216.2 million. This increase was partially offset by lower interest rates and less borrowings outstanding under the Second Amended and Restated Revolving Loan compared to outstanding borrowings under the 2015 Revolving Loan in the prior year.

Income tax expense

Income tax expense increased $6.4 million, or 12%, for the three months ended September 30, 2019 compared to the same period in the prior year, primarily as a result of (i) an increase in income before income taxes year over year, (ii) a change in certain state income tax laws that generated a favorable discrete tax benefit in the same period in the prior year, and (iii) lower discrete tax benefits primarily related to the recognition of fewer excess tax benefits from stock-based compensation during the three months ended September 30, 2019.

Results of Operations

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth summary financial information for the nine months ended September 30, 2019 and September 30, 2018:

	Nine Months Ended		Percentage
(Amounts in thousands, except per capita data)	September 30, 2019	September 30, 2018	Change (%)
Total revenue	$1,226,583	$1,194,204	3%
Operating expenses	482,690	455,168	6%
Selling, general and administrative expenses	154,977	175,507	(12)%
Costs of products sold	107,296	100,064	7%
Other net periodic pension benefit	(3,148)	(3,844)	(18)%
Depreciation and amortization	89,033	86,170	3%
Loss on disposal of assets	3,105	2,551	22%
Interest expense, net	86,256	80,350	7%
Loss on debt extinguishment	6,231	—	N/M
Other (income) expense, net	(1,474)	2,159	N/M
Income before income taxes	301,617	296,079	2%
Income tax expense	70,644	59,498	19%
Net income	230,973	236,581	(2)%
Less: Net income attributable to noncontrolling interests	(40,753)	(40,007)	2%
Net income attributable to Six Flags Entertainment Corporation	$190,220	$196,574	(3)%

Other Data:
Attendance	26,688	25,699	4%
Total revenue per capita	$45.96	$46.47	(1)%

Revenue

Revenue for the nine months ended September 30, 2019 totaled $1,226.6 million, an increase of $32.4 million, or 3%, compared to $1,194.2 million for the nine months ended September 30, 2018. The increase was primarily driven by (i) an increase in attendance of 1.0 million guests, or 4%, primarily related to the attendance gains at our five new parks acquired in 2018; (ii) the operation of our newly acquired Magic Waters waterpark in Rockford, Illinois; and (iii) a 2% year-over-year increase in our Active Pass Base. These increases were partially offset by a 3% decrease in sponsorship, international agreements and accommodations revenue. Total revenue per capita decreased $0.51, or 1% compared to the same period in 2018.

Admissions revenue per capita for the nine months ended September 30, 2019 decreased $0.44, or 2%, compared to the same period in the prior year. This decrease was primarily driven by (i) lower admissions revenue per capita at the five new domestic parks acquired on June 1, 2018 and at our newly acquired Magic Waters waterpark in Rockford, Illinois, which we began operating in April 2019; (ii) strategically targeted promotions to drive membership penetration; and (iii) a higher mix of attendance from our Active Pass Base, which represents the total number of guests who are enrolled in our membership program or who have a season pass. These decreases were partially offset by price increases and the benefit of premium priced membership sales. Non-admissions revenue per capita for the nine months ended September 30, 2019 increased $0.15, or 1%, compared to the same period in the prior year. This increase was primarily driven by the continued success in selling our all season dining products.

Operating expenses

Operating expenses for the nine months ended September 30, 2019 increased $27.5 million, or 6%, compared to the same period in the prior year, primarily as a result of (i) incremental operating costs in the first five months of 2019, including lease expense, to operate and rebrand our five new domestic parks we began operating on June 1, 2018; (ii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks; and (iii) incremental costs to lease and operate Magic Waters, a waterpark in Rockford, Illinois that we began operating on April 1, 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2019 decreased $20.5 million, or 12%, compared to the nine months ended September 30, 2018 primarily as a result of a decrease in stock-based compensation expense related to the Project 600 Performance Award which we were accruing in 2018, but ultimately reversed when we did not achieve the applicable targets.

Cost of products sold

Cost of products sold in the nine months ended September 30, 2019, increased $7.2 million, or 7%, compared to the nine months ended September 30, 2018. This increase was primarily due to a higher volume of sales driven by (i) increased revenue associated with the continued success of selling our all season dining passes; (ii) the operation of our five new parks acquired on June 1, 2018 for additional operating days compared to 2018; and (iii) the operation of our newly acquired Magic Waters waterpark in Rockford, Illinois. Cost of products sold as a percentage of park food, merchandise and other revenue remained relatively flat.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2019 increased $2.9 million, or 3%, compared to the nine months ended September 30, 2018. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets for the nine months ended September 30, 2019 increased $0.6 million, or 22%, compared to the same period in the prior year, primarily as a result of increased asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.

Interest expense, net

Interest expense, net increased $5.9 million, or 7%, for the nine months ended September 30, 2019 compared to the same period in the prior year, primarily as a result our entry into the Second Amended and Restated Term Loan B which increased borrowings by $216.2 million and higher borrowings outstanding on the 2015 Revolving Loan prior to the refinancing in April 2019. The increase in borrowings was partially offset by decreasing interest rates.

Income tax expense

Income tax expense increased $11.1 million, or 19%, for the nine months ended September 30, 2019 compared to the same period in the prior year as a result of (i) an increase in income before income taxes, (ii) a change in certain state income tax laws that generated a favorable discrete tax benefit in the same period in the prior year, and (iii) lower discrete tax benefits primarily related to the recognition of fewer excess tax benefits from stock-based compensation during the nine months ended September 30, 2019.

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

In November 2018, Holdings announced a quarterly cash dividend of $0.82 per share of common stock. During the nine months ended September 30, 2019 and September 30, 2018, Holdings paid $208.7 million and $198.2 million, respectively, in cash dividends on its common stock. The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors. Based on (i) the dividends per share authorized by Holdings’ Board of Directors, and (ii) the current number of shares of Holdings’ common stock outstanding, and we currently anticipate paying approximately $280.0 million in total cash dividends on our common stock in the 2019 calendar year.

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 18, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

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

As of September 30, 2019, our total indebtedness, net of discount and deferred financing costs, was approximately $2,276.7 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2019 and 2020, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, we anticipate annual cash interest payments of approximately $115 million during both 2019 and 2020.

As of September 30, 2019, we had approximately $211.8 million of unrestricted cash and $329.2 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior leverage maintenance covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

We currently plan on spending approximately 9% of annual revenues on capital expenditures during the 2019 calendar year.

During the nine months ended September 30, 2019, net cash provided by operating activities was $340.9 million. Net cash used in investing activities during the nine months ended September 30, 2019 was $122.0 million, consisting primarily of capital expenditures, net of property insurance recoveries. Net cash used in financing activities during the nine months ended September 30, 2019 was $51.7 million, primarily attributable to net proceeds from borrowings under the Second Amended and Restated Credit Facility and proceeds from the issuance of common stock, partially offset by the payment of $208.7 million in cash dividends and $8.9 million of debt issuance costs.

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

Contractual Obligations

Since December 31, 2018, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business except with respect to the Second Amended and Restated Credit Facility entered into in April 2019. Set forth below is certain updated information regarding our debt obligations as of September 30, 2019.

	Payment Due by Period
(Amounts in thousands)	2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt including current portion (1)	$2,000	$16,000	$16,000	$764,000	$798,000
Interest on long-term debt (2)	7,565	59,356	58,279	70,406	195,606

(1) Payments are shown at principal amount for the Second Amended and Restated Term Loan B. See Note 3 to the condensed consolidated financial statements included elsewhere in Quarterly Report for further discussion on long-term debt.

(2) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at September 30, 2019 for the Second Amended and Restated Term Loan B.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, there have been no material changes in our market risk exposure from that disclosed in the 2018 Annual Report, except as it relates to our derivative financial instruments. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2018 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2018 Annual Report, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Other than as previously disclosed in Item 3 of the 2018 Annual Report, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2019.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 18, 2019, Holdings has repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The following table sets forth information regarding purchases of Holdings’ common stock during the three months ended September 30, 2019 under the March 2017 Stock Repurchase Plan:

				Total number of	Approximate dollar
		Total	Average	shares purchased	value of shares that
		number of	price	as part of publicly	may yet be purchased
		shares	paid per	announced plans	under the plans
	Period	purchased	share	or programs	or programs
Month 1	July 1 - July 31	—	$—	—	$231,775,000
Month 2	August 1 - August 31	815	$58.42	815	$231,727,000
Month 3	September 1 - September 30	—	$—	—	$231,727,000
		815	$58.42	815	$231,727,000

ITEM 6.   EXHIBITS

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 fomatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 23, 2019	/s/ James Reid-Anderson
James Reid-Anderson
Chairman, President and Chief Executive Officer

Date:	October 23, 2019	/s/ Marshall Barber
Marshall Barber
Executive Vice President and Chief Financial Officer