Form 10-K
period 2019-12-31
Six Flags Entertainment Corp
filed 2020-02-20
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2019
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

Registrant’s telephone number, including area code: (972) 595-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ⌧    No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes ◻    No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧    No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧    No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ⌧

On the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $4,189.7 million based on the closing price $49.68 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

On February 18, 2020, there were 84,656,792 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant’s proxy statement for the 2020 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2019 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. Forward-looking statements are based on our current beliefs, expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, but are not limited to, statements we make regarding: (i) the adequacy of cash flows from operations, available cash and available amounts under our credit facilities to meet our future liquidity needs, (ii) our plans and ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, (iii) our ability to improve operating results by adopting and implementing a new strategic plan, including strategic cost reductions and organizational and personnel changes, without adversely affecting our business, (iv) our dividend policy and ability and plans to pay dividends on our common stock and to repurchase common stock, including short- and long-term effects of our dividend policy, (v) our planned capital expenditures for 2020 and beyond, (vi) our marketing strategy, (vii) our ongoing compliance with laws and regulations and the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (viii) our ability to use cash flow from operations to satisfy our obligations with respect to the Partnership Parks, (ix) our ability to realize profitable future growth and to execute and deliver on our strategic initiatives, (x) our expectations regarding uncertain tax positions, (xi) our expectations regarding our ability to recognize any revenue or profit relating to the development of Six Flags-branded parks in China, (xii) our expectations regarding our deferred revenue growth, and (xiii) our operations and results of operations and expected future operational and financial performance and ability to achieve stated performance targets and metrics. Additional important factors that could cause actual results to differ materially from those in the forward-looking statements include regional, national or global political, economic, business, competitive, market and regulatory conditions and include, but are not limited to, the following:

●	factors impacting attendance, such as local conditions, natural disasters, contagious diseases, events, disturbances and terrorist activities;
●	recall of food, toys and other retail products sold at our parks;
●	accidents occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;
●	availability of commercially reasonable insurance policies at reasonable rates;
●	inability to achieve desired improvements and our aspirational financial performance goals;
●	adverse weather conditions such as excess heat or cold, rain and storms;
●	general financial and credit market conditions;
●	economic conditions (including customer spending patterns);
●	changes in public and consumer tastes;
●	construction delays in capital improvements and ride downtime;
●	competition with other theme parks and waterparks and entertainment alternatives;
●	dependence on a seasonal workforce;
●	unionization activities and labor disputes;
●	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
●	environmental laws and regulations;
●	laws and regulations affecting corporate taxation;
●	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
●	cybersecurity risks; and
●	other factors described in "Item 1A. Risk Factors" included elsewhere in this Annual Report.

ii

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

Looney Tunes characters, names and all related indicia are trademarks of Warner Bros., a division of WarnerMedia owned by AT&T Inc. Batman, Superman and Wonder Woman and all related characters, names and indicia are copyrights and trademarks of DC Comics. Six Flags and all related indicia are registered trademarks of Six Flags Theme Parks Inc.

iii

PART I

ITEM 1.BUSINESS

Introduction

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 26 regional theme parks and waterparks, 23 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2019. Our diversified portfolio of North American parks serves an aggregate population of approximately 140 million people and 250 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.

Our parks occupy approximately 6,000 acres of land, and we own approximately 800 additional acres of land with development potential. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2019, our parks offered approximately 940 rides, including over 150 roller coasters, making us the leading provider of "thrill rides" in the industry.

In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and waterparks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the U.S. and foreign countries throughout the world. To capitalize on this name recognition, 22 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks and, in 2014, we also began the development, with third-party partners, of Six Flags-branded parks outside of North America.

We hold exclusive long-term licenses for theme park usage of certain Warner Bros. and DC Comics characters throughout the U.S. (except the Las Vegas metropolitan area), Canada, Mexico and other countries. These characters include Bugs Bunny, Daffy Duck, Tweety Bird, Yosemite Sam, Batman, Superman, The Joker, Wonder Woman, The Flash, Green Lantern, Harley Quinn, Aquaman, and others. We use these characters to provide an enhanced family entertainment experience. Our licenses include the right to sell merchandise featuring the characters at the parks, and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets.

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

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Frontier City Six Flags Hurricane Harbor Oklahoma City Oklahoma City, OK	113 acres— theme park 24 acres— waterpark	Oklahoma City (45)	1.6 million—50 miles 2.9 million—100 miles	Andy Alligator’s Water Park / Norman, OK / 20 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.3 million—50 miles 6.1 million—100 miles	Quebec City Water Park / Quebec City, Quebec, Canada / 130 miles Canada’s Wonderland / Vaughan, Ontario, Canada / 370 miles
Six Flags Hurricane Harbor Rockford Rockford, IL	43 acres—waterpark	Chicago (3) Milwaukee (36)	2.7 million—50 miles 13.7 million—100 miles	Several waterparks / Wisconsin Dells Area / 120 miles
Six Flags America Largo, MD	515 acres—combination theme park and waterpark and approximately 300 acres of potentially developable land	Washington, D.C. (6) Baltimore (26)	8.5 million—50 miles 14.0 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 130 miles Busch Gardens / Williamsburg, VA / 180 miles
Six Flags Darien Lake Darien, NY	982 acres— combination theme park and waterpark, hotel and campground	Buffalo (52)	2.6 million—50 miles 10.9 million—100 miles	Marineland / Niagara Falls, Ontario, Canada / 50 miles Fantasy Island / Grand Island, NY / 40 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	159 acres— separately gated theme park with marine and land animal exhibits, and waterpark on 135 acres and 24 acres, respectively	San Francisco / Oakland (8) Sacramento (20)	6.4 million—50 miles 12.0 million—100 miles

Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles
Academy of Science Center /
San Francisco, CA / 30 miles
California Great America /
Santa Clara, CA / 60 miles
Gilroy Gardens /
Gilroy, CA / 100 miles
Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme park and waterpark	Houston (7) San Antonio (31) Austin (40)	2.6 million—50 miles 4.8 million—100 miles	Sea World of Texas / San Antonio, TX / 20 miles Schlitterbahn / New Braunfels, TX / 30 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,200 acres—separately gated theme park/safari and waterpark and approximately 456 acres of potentially developable land	New York City (1) Philadelphia (4)	14.5 million—50 miles 29.6 million—100 miles

Hershey Park /
Hershey, PA / 150 miles
Dorney Park /
Allentown, PA / 80 miles
Morey’s Piers Wildwood /
Wildwood, NJ / 100 miles
Coney Island /
Brooklyn, NY / 80 miles

American Dream Park

East Rutherford, NJ / 70 miles

Six Flags Great America Gurnee, IL	304 acres—combination theme park and waterpark and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (36)	9.0 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several waterparks / Wisconsin Dells Area / 170 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—waterpark	N/A	22.6 million—50 miles 32.6 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 20 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 20 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 50 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—waterpark	Phoenix (12)	4.5 million—50 miles 4.8 million—100 miles	Big Surf / Tempe, AZ / 30 miles Golfland Sunsplash / Mesa, AZ / 40 miles Castles & Coasters / Phoenix, AZ / 10 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—waterpark	Houston (7)	6.6 million—50 miles 8.0 million—100 miles	Big Rivers Waterpark / New Caney, TX / 20 miles Typhoon Texas Water Park / Katy, TX / 40 miles Schlitterbahn Galveston / Galveston, TX / 70 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and waterpark on 250 acres and 12 acres, respectively	Los Angeles (2)	10.2 million—50 miles 18.6 million—100 miles

Disneyland Resort /
Anaheim, CA / 60 miles
Universal Studios Hollywood /
Universal City, CA / 20 miles
Knott’s Berry Farm / Soak City USA
Buena Park, CA / 50 miles
Sea World of California /
San Diego, CA / 150 miles
Legoland /
Carlsbad, CA / 130 miles
Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.4 million—50 miles 33.0 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 10 miles La Feria / Mexico City, Mexico / 10 miles
Six Flags New England Agawam, MA	262 acres—combination theme park and waterpark	Boston (9) Hartford / New Haven (33) Providence (53) Springfield (108)	3.3 million—50 miles 16.6 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, NH / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme park and waterpark on 283 acres and waterpark on 69 acres, respectively	Atlanta (10)	5.8 million—50 miles 8.9 million—100 miles

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

Sea World of Texas /
San Antonio, TX / 280 miles
NRH2O Water Park /
North Richland Hills, TX / 10 miles
Epic Waters /
Grand Prairie, TX / 5 miles
Hawaiian Falls Water parks /
Multiple Locations / 15 - 35 miles

Six Flags St. Louis Eureka, MO	320 acres—combination theme park and waterpark and approximately 17 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.0 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme park and waterpark, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (59)	1.1 million—50 miles 3.1 million—100 miles	Huck Finn’s Playland / Albany, New York / 60 miles Several hotels/indoor waterparks / Poconos and New England Areas / 200 miles
*	Based on a September 28, 2019 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2019, our share of the distribution will be approximately $32.5 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2019, is $409.7 million in the case of SFOG and $527.3 million in the case of SFOT. As of December 31, 2019, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 69.0% and 46.8% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $529.3 million.

Pursuant to the 2019 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.100 units from the Texas partnership for approximately $0.2 million in May 2019. The $350 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report) is available for borrowing for future "put" obligations if necessary.

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

We incurred $21.8 million of capital expenditures at these parks during the 2019 season, and intend to incur an amount in excess of the minimum required expenditure in 2020. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $79.3 million of cash in 2019 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of December 31, 2019 and 2018, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners in prior years.

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

In 2018, we enhanced our monthly membership program by offering four premium priced tiers with enhanced benefits and launched a membership loyalty program, which entitles certain members to earn points that may be redeemed for park-related rewards. Membership and season pass sales establish an attendance base in advance of the season, reducing exposure to inclement weather and providing other benefits. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Season pass and membership attendance constituted approximately 63% of the total attendance at our parks in each of 2019, 2018 and 2017.

Our Group Sales team offers discounted tickets and catered meals for specific dates and tickets to large groups such as businesses, schools, and religious, fraternal and similar organizations.

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

Licenses

We have the exclusive right on a long-term basis to theme park usage of the Warner Bros. and DC Comics animated characters throughout the U.S. (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Wonder Woman, The Flash, Green Lantern, Harley Quinn, Aquaman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam. They also include the right to sell merchandise using the characters. In addition to annual license fees, we are required to pay a royalty fee on any merchandise manufactured by or for us and sold that use the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

Park Operations

We currently operate in geographically diverse markets in North America. The parks are managed by a park president who reports to a senior vice president of the Company. The park presidents are responsible for all operations and management of the individual parks. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

Each park president directs a full-time, on-site management team. Each management team includes senior personnel responsible for operations and maintenance; in-park food, beverage, merchandising and games; marketing and promotion; sponsorships; human resources and finance. Finance directors at our parks report to a senior vice president of the Company, and, with their support staff, provide financial services to their respective parks and park management teams. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and free cash flow.

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Typically, the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee. Our Six Flags Magic Mountain park operates 365 days a year and our parks in Mexico and Six Flags Fiesta Texas operate weekends year-round outside of their traditional operating season. In January 2020, Six Flags Over Texas began operating weekends year-round outside of its traditional operating season.

See Note 17 to the consolidated financial statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements and Other Initiatives

We regularly make capital investments for new rides and attractions in our parks. We purchase both new and used rides and attractions. On occasion, we also relocate rides among parks to provide fresh attractions. In addition, each year we make capital investments in the food, retail, games and other in-park areas to increase guest spending per capita. We also make annual enhancements to theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience, and invest in our information technology infrastructure to attain operational efficiencies.

We believe the selective introduction of new rides and attractions, including family entertainment attractions, together with making general investments in the appearance and infrastructure of our parks, are important factors in promoting each of the parks to draw higher attendance and encourage longer visits, which can lead to higher in-park sales.

During 2019, we added (i) the world’s first quadruple launch racing coaster at Six Flags Magic Mountain (Valencia, CA); (ii) one of the world’s largest pendulum rides at Six Flags Great Adventure (Jackson, NJ); (iii) the fastest accelerating launch coaster in North America at Six Flags Great America (Gurnee, IL); (iv) a 4D Free Fly Coaster at Six Flags Discovery Kingdom (Vallejo, CA); (v) one of the world’s largest spinning pendulum rides at Six Flags Fiesta Texas (San Antonio, TX); (vi) a new family area with six brand new attractions at Six Flags Mexico (Mexico City, Mexico) and a new racing slide at Six Flags Hurricane Harbor Oaxtepec (Oaxtepec, Mexico); (vii) the world’s largest loop coaster at Six Flags Over Texas (Arlington, TX); (viii) a new dark ride attraction at Six Flags New England (Agawam, MA); (ix) a new kids area at Frontier City (Oklahoma City, OK); (x) the tallest swinging pendulum ride in the Southeast at Six Flags Over Georgia (Austell, GA); (xi) a loop coaster at La Ronde (Montreal, Canada); (xii) a new whirling wheel attraction at Six Flags St. Louis (Eureka, MO); (xiii) two new family attractions and rebranding the waterpark to Hurricane Harbor at The Great Escape (Queensbury, NY); (xiv) new trains and theming for the Firebird coaster at Six Flags America (Largo, MD); (xv) a swing ride, the tallest thrill ride in New York, at Six Flags Darien Lake (Buffalo, NY); (xvi) a new six-story wave wall slide at Hurricane Harbor Splashtown (Houston, TX); (xvii) rebranding Wet ‘n’ Wild Phoenix, Wet ‘n’ Wild Splashtown and Darien Lake to Six Flags Hurricane Harbor Phoenix, Six Flags Hurricane Harbor Splashtown and Six Flags Darien Lake, respectively; and (xviii) our twenty-sixth park with the acquisition of Magic Waters Waterpark (Rockford, IL).

Planned initiatives for 2020 include (i) the tallest, fastest and longest single rail coaster at Six Flags Great Adventure (Jackson, NJ); (ii) a record breaking water coaster at Six Flags Hurricane Harbor Gurnee (Gurnee, IL), which will become a separately-gated waterpark; (iii) one of the world’s tallest pendulum rides at Six Flags Mexico (Mexico City, Mexico); (iv) a first-of-its-kind in North America water coaster at Six Flags Over Texas (Arlington, TX); (v) the first-ever free-fly coaster in Canada at La Ronde (Montreal, Canada); (vi) a pendulum ride at Six Flags America (Largo, MD); (vii) two new spinning rides at Six Flags Over Georgia (Austell, GA); (viii) a new twisting water slide at Six Flags Darien Lake (Buffalo, NY); (ix) a new sixteen-story swing ride at The Great Escape (Queensbury, NY); (x) a new seven-story spinning ride at Six Flags New England (Agawam, MA); (xi) the first tailspin waterslide in the Midwest at Six Flags Hurricane Harbor Rockford (Rockford, IL); (xii) a new 12,000 square-foot activity pool at Six Flags Hurricane Harbor Phoenix (Glendale, AZ); (xiii) three new waterslides at Six Flags Hurricane Harbor Arlington (Arlington, TX); (xiv) a five-story waterslide at Six Flags White Water Atlanta (Marietta, GA); (xv) the tallest ride-of-its kind aerial flying machine ride at Six Flags Fiesta Texas, San Antonio, TX); (xvi) a twelfth roller coaster at Six Flags Discovery Kingdom (Vallejo, CA); (xvii) a sixteen-story aerial spinning ride at Six Flags St. Louis (Eureka, MO); and (xviii) rebranding Magic Waters, White Water Bay, and Darien Lake’s Splashtown to Six Flags Hurricane Harbor Rockford, Six Flags Hurricane Harbor Oklahoma City, and Six Flags Hurricane Harbor Darien Lake, respectively.

In addition to making annual marketable capital expenditures, we perform maintenance capital expenditures on an annual basis with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Also during 2020, we plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including membership and our associated loyalty reward programs, and the all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment; and (iii) growing sponsorship and international agreements revenue opportunities.

International Agreements

We have signed agreements to assist third parties in the development and management of Six Flags-branded parks outside of our core markets. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the parks open to the public. The agreements do not require us to make any capital investments in the parks.

We currently have agreements to develop a Six Flags-branded park in Saudi Arabia. As previously reported, our partner in China has had well publicized liquidity challenges and defaulted on its payment obligations to us. Our partner was not able to cure these defaults, and as a result we terminated our agreements with them on February 14, 2020. It is therefore unlikely that we will recognize any revenue or profit in 2020 related to the development of parks in China Also, during 2019, we reached an agreement with our partner in Dubai to discontinue the development of a Six Flags-branded theme park in Dubai.

Maintenance and Inspection

Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operations, potential risks to employees and staff as well as to the public. In addition, contingency response plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them when necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. A large portion of our full-time workforce devotes substantially all of its time to maintaining the parks and our rides and attractions. We use a computerized maintenance-management system across all of our domestic parks to assist us in executing our maintenance programs.

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

Insurance

We maintain insurance of the types and in amounts we believe are commercially reasonable and are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our retention contingencies. For workers’ compensation claims arising after November 15, 2003, our deductible is $0.75 million. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million retention per event.

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2020. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

Our parks compete directly with other theme parks, waterparks and amusement parks and indirectly with other types of recreational facilities and forms of entertainment within their market areas, including movies, sporting events, home entertainment options, restaurants and vacation travel. Principal direct competitors of our parks include SeaWorld Entertainment, Inc. and Cedar Fair, L.P. In addition, our business is subject to various factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors." Within each park’s regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in the park, the atmosphere and cleanliness of the park, the quality of park food and entertainment, and ease of travel to the park. We believe that our parks offer a sufficient quality and variety of rides and attractions, culinary offerings, retail locations, and interactive and family experiences to make them highly competitive with other parks and forms of entertainment.

Seasonality

Our operations are highly seasonal, with approximately 75% of park attendance and revenues occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

Environmental and Other Regulations

Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park and waterpark operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

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

Philanthropy and Community Relations

We believe it is important to support the communities in which our parks are located. We partner with charitable organizations throughout North America whose missions align with our goal of bringing joy and thrills to families and children. Through our Read to Succeed program, we support academic achievement and seek to improve literacy by encouraging students to engage in recreational reading, and award free admission to eligible participants in the program. Most of our full-time employees spend at least an entire day each year volunteering on projects in their local communities to help others, including distributing food to those in need, improving community centers and building or repairing homes. In addition, we sponsor toy drives, book drives, food drives and blood donation drives at our parks. We are also committed to honoring the service of the U.S. military personnel and their families by offering complimentary and/or discounted admission to our parks and maintain a program in which we make a concerted effort to interview and hire U.S. military veterans. We host special events to support various philanthropies whose missions focus on improving health or supporting those affected by natural disasters. We are also the first-ever family of parks to earn the Certified Autism Center™ designation from the International Board of Credentialing and Continuing Education at all 26 of our parks.

Employees

As of December 31, 2019, we employed approximately 2,450 full-time employees, and over the course of the 2019 operating season we employed approximately 48,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 16% of our full-time and approximately 11% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in December 2020 (Six Flags Magic Mountain), January 2021 (Six Flags Over Texas), December 2021 (Six Flags Great Adventure), December 2024 (Six Flags Over Georgia) and January 2025 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2020 through December 2024. We consider our employee relations to be good.

Information about our Executive Officers and Certain Significant Employees

The following table sets forth the name of the members of the Company’s senior leadership team and executive officers, the position held by such person and the age of such person as of the date of this report. The officers of the Company are generally elected each year at a meeting of Holdings’ Board of Directors at the time of Holdings’ annual meeting of stockholders, and at other Board of Directors meetings, as appropriate.

Name	Age	Title
Michael Spanos*	55	President and Chief Executive Officer
Lance C. Balk*(a)	62	Executive Vice President and General Counsel
Marshall Barber*(b)	56	Executive Vice President and Chief Financial Officer
Kathy Aslin*	44	Senior Vice President, Human Resources
David Austin	58	Senior Vice President and Chief Information Officer
Taylor Brooks*	33	Vice President and Chief Accounting Officer
Tom Iven	61	Senior Vice President, U.S. Park Operations
Brett Petit*	56	Senior Vice President, Marketing and Sales
Stephen R. Purtell	53	Senior Vice President, Investor Relations and Treasurer
Leonard A. Russ	46	Senior Vice President, Strategic Planning and Analysis
Bonnie Sherman Weber	55	Senior Vice President, In-Park Services
*	Executive Officers
(a)	Retiring effective March 2, 2020
(b)	Retiring effective August 31, 2020

Michael Spanos was named President and Chief Executive Officer of Six Flags in November 2019. Prior to joining Six Flags, he served as Chief Executive Officer Asia, Middle East and North Africa, of PepsiCo, Inc., a leading global food and beverage company with a complementary portfolio of brands, from January 2018 to November 2019. Mr. Spanos previously served as interim head of PepsiCo, Inc.’s Asia, Middle East and North Africa division from October 2017 to January 2018 and as President and Chief Executive Officer, PepsiCo Greater China Region, from September 2014 to January 2018. Prior to that, Mr. Spanos served as Senior Vice President and Chief Customer Officer, PepsiCo North America Beverages from October 2011 to September 2014. Mr. Spanos previously held management roles of increasing responsibility at PepsiCo, Inc. since 1993 in North America, Asia and the Middle East. Before joining PepsiCo, Inc. Mr. Spanos served in the United States Marines Corps from 1987 to 1993. Mr. Spanos holds a B.S. degree from the U.S. Naval Academy, and he received a Master’s degree in Organizational Behavior from the University of Pennsylvania.

Lance C. Balk was named General Counsel of Six Flags in September 2010. Mr. Balk previously served as Senior Vice President and General Counsel of Siemens Healthcare Diagnostics from November 2007 to January 2010. Prior to Dade Behring’s acquisition by Siemens AG, he served in the same capacity at Dade Behring from May 2006 to November 2007. In these roles Mr. Balk was responsible for global legal matters. Before joining Dade Behring, Mr. Balk was a partner at the law firm Kirkland & Ellis LLP, where he co-founded the firm’s New York corporate and securities practices. Mr. Balk holds a J.D. and an M.B.A. from the University of Chicago, and a B.A. degree in Philosophy from Northwestern University.

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

Kathy Aslin was named Senior Vice President, Human Resources of Six Flags in January 2017 and is responsible for developing and implementing strategies to support Six Flags’ overall human resources vision including organizational design, leadership development, employee training and education, compensation and benefits, talent acquisition, and employee relations. Ms. Aslin began her career at Six Flags in 1998 as a seasonal summer intern and over the years has held a number of management positions in Admissions, Guest Relations, Finance, In-Park Services, Corporate Marketing and Human Resources. Ms. Aslin holds a B.B.A degree from St. Gregory’s University and an M.B.A. from the University of Texas at Dallas.

David Austin was named Senior Vice President, Information Systems and Chief Information Officer of Six Flags in December 2017. Mr. Austin had previously served as Chief Technology Officer at Berkshire Hathaway Automotive from December 2014 to December 2017, where he had operational responsibility for all technology across 100 business units, technology development, and leadership of the IT team. Prior to that, from May 2007 to December 2014, he served as the Vice President of Information Technology at Larry H. Miller Group, a company with many businesses that included The Utah Jazz and associated arena businesses, large mega-plex cinemas, a 500-acre racetrack complex, and a large automotive business, where he led the IT team. Mr. Austin majored in Speech Communication at Fresno State University.

Taylor Brooks was named the Vice President and Chief Accounting Officer of Six Flags effective June 2018. Mr. Brooks is responsible for overseeing the Company’s accounting function. Mr. Brooks joined the Company in 2013 as the Financial Reporting Manager and in 2015 was named Director of Accounting and Assistant Controller. Prior to joining the Company, Mr. Brooks was the Financial Reporting and Technical Research Senior Accountant at DynCorp International, LLC, and prior to DynCorp he worked for Ernst & Young LLP. Mr. Brooks holds a Bachelor’s degree and a Master’s degree in Accounting from Abilene Christian University and is a Certified Public Accountant.

Tom Iven was named Senior Vice President, U.S. Park Operations of Six Flags in April 2014 and is responsible for the management of all of Six Flags’ parks in the U.S. Mr. Iven began his career at Six Flags in 1976 as a seasonal employee and became a full-time employee in 1981. He held a number of management positions within several parks including Six Flags Magic Mountain and Six Flags Over Texas before being named General Manager of Six Flags St. Louis in 1998. In 2001, Mr. Iven was promoted to Executive Vice President, Western Region, comprised of 17 parks, a post he held until 2006 when he was named Senior Vice President. From 2010 until 2014, Mr. Iven was the Senior Vice President, Park Operations and was responsible for the management of Six Flags’ parks in the Western region as well as the oversight of engineering, maintenance and operating efficiency programs for all Six Flags parks. Mr. Iven holds a B.S. degree from Missouri State University.

Brett Petit was named Senior Vice President, Marketing and Sales of Six Flags in June 2010 and is responsible for all aspects of Six Flags’ marketing strategy, advertising, promotions, group sales, online marketing, corporate sponsorships, media networks and licensed promotions. Over the course of his more than 35 years of experience in the theme and waterpark industry, Mr. Petit has managed marketing strategy for more than 75 different theme parks, waterparks and family entertainment centers across the country. Prior to joining Six Flags, Mr. Petit served from March 2007 to June 2010 as Senior Vice President of Marketing & Sales for Palace Entertainment, an operator of theme parks and attractions with 38 locations hosting 14 million visitors. Before that, he worked 12 years as Senior Vice President of Marketing for Paramount Parks with over 12 million visitors and spent 13 years with Busch Entertainment Theme Parks as Marketing Vice President and Director of Sales. Mr. Petit holds a B.A. degree in Marketing from University of South Florida.

Stephen R. Purtell was named Senior Vice President, Investor Relations and Treasurer of Six Flags in October 2016 and is responsible for investor relations and treasury. Mr. Purtell previously served as Vice President, Business Development and Treasurer for Six Flags from July 2012 to October 2016. Prior to joining Six Flags, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning & Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Wharton School of the University of Pennsylvania.

Leonard A. Russ was named Senior Vice President, Strategic Planning and Analysis of Six Flags in February 2016. From October 2010 until February 2016, Mr. Russ was Vice President and Chief Accounting Officer of Six Flags where he was responsible for overseeing Six Flags’ accounting function and the finance functions of the western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within Six Flags before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a B.B.A. degree in Accounting from the University of Texas at Arlington.

Bonnie Sherman Weber was named Senior Vice President, In-Park Services, of Six Flags in January 2018 and is responsible for culinary, retail, games, rentals, parking and other services offered throughout Six Flags’ 26 parks. Ms. Weber had previously served as Park President of Six Flags Magic Mountain and Hurricane Harbor since August 2010. Ms. Weber began her career at Six Flags Magic Mountain in 1985 as a food service employee. Throughout her years at Six Flags, she has assumed the role of Park Publicist, Manager of Advertising and Promotions, and Director of Marketing. She previously worked at The Walt Disney Company and was also the Director of Worldwide Marketing at Warner Bros. for four years. A Southern California native, Ms. Weber holds a B.S. in Marketing from California State University Northridge.

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

ITEM 1A.RISK FACTORS

Set forth below are the principal risks that we believe are most significant to our business and should be considered by our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see "Cautionary Note Regarding Forward-Looking Statements."

Risks Relating to Our Business

General economic conditions throughout the world may have an adverse impact on our business, financial condition or results of operations.

Our success depends to a large extent on discretionary consumer spending, which is heavily influenced by general economic conditions and the availability of discretionary income. Difficult economic conditions and recessionary periods may have an adverse impact on our business and our financial condition. Negative economic conditions, coupled with high volatility and uncertainty as to the future global economic landscape, have at times had a negative effect on consumers’ discretionary income and consumer confidence, and similar impacts can be expected should such conditions recur. A decrease in discretionary spending due to decreases in consumer confidence in the economy or us, or a continued economic slowdown or deterioration in the economy, could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit. The actual or perceived weakness in the economy could also lead to decreased spending by our guests. Both attendance and guest spending at our parks are key drivers of our revenue and profitability, and reductions in either could materially adversely affect our business, financial condition and results of operations.

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

Our growth strategy and strategic plan may not achieve the anticipated results.

Our future success will depend on our ability to grow our business, including through capital investments to improve existing parks, rides, attractions and other entertainment offerings, as well as through our culinary and retail offerings. Our business strategy for growth may also include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as international agreements, joint ventures and partnerships that allow us to profitably expand our business and leverage our brand. Our growth and innovation strategies require significant commitments of management resources and capital investments and may not increase our revenues at the rate we expect or at all. Our business strategy for growth also requires that the other parties to our international agreements, joint ventures and partnerships perform their obligations. In addition, the success of any acquisitions depends on the effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations. For example, we had previously established, but did not achieve, our long-term aspirational goal to achieve Modified EBITDA of $600 million by 2017 and we believe that on-time or late achievement of our 2020 Performance Award (Project 750) is not reasonably attainable.

Our strategy to grow our business by attracting guests through innovation and enhancement to the guest experience may not be successful. If we are unable to achieve our strategic objectives and grow our business, our financial condition and results of operations may be adversely affected.

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

Natural disasters, public heath crises, terrorist activities or other events outside our control could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

An earthquake, hurricane, forest fire, flood, landslide or other natural disaster, or a power shortage or outage or other comparable events could disrupt our operations, impair critical systems, damage our properties or reduce the number of guests who visit our parks in affected areas. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, such a disaster may interrupt or impede access to our affected properties or require evacuations and may cause visits to our affected properties to decrease for an indefinite period. For example, our waterpark in Oaxtepec, Mexico was closed for several months during the fall of 2017 following the earthquakes in central Mexico. The occurrence of such natural disasters could have a material adverse effect on our business, financial condition and results of operations.

Lower attendance at our parks may be caused by events outside our control such as terrorist alerts and threats of future terrorist activities, contagious disease outbreaks, or local activities that we may not be able to adequately anticipate or respond to. For example, in December 2019, an outbreak of respiratory illness caused by coronavirus was first identified in Wuhan, China, and additional cases have been identified in other locations including the United States. The extent to which the coronavirus may impact our results is uncertain at this time. In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect our image. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations. We cannot predict the frequency or severity of these activities and the effect that they may have on our business, financial condition or results of operations.

Our operations are seasonal.

Our operations are seasonal. Approximately 75% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our expenses for maintenance and costs of adding new attractions are incurred when the parks are closed in the mid-to-late autumn and winter months. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

If our efforts to protect the security of information about our guests and employees and our internal data are unsuccessful, we may face costly litigation and our revenue and reputation could suffer.

An important component of our business involves the receipt and storage of information about our guests as well as maintaining our internal business data. We are subject to various risks and costs associated with the collection, handling, storage and transmission of our guests’ personal information. We have, and require certain of our vendors to have, programs in place to detect, contain and respond to data security incidents. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may be difficult to detect for long periods of time, we may be unable to anticipate these techniques or implement adequate preventive measures. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities, or those of third parties with whom we do business, through fraud, trickery, or other forms of deceiving our employees, contractors, and vendors. Like many other companies, from time to time, both we and our vendors have experienced data security incidents; however, to date, these incidents have not been material to our business, financial condition or results of operations. If we or our vendors experience significant data security breaches or fail to detect and appropriately respond to significant data security breaches, we could be exposed to litigation, fines or other costs, our operations could be disrupted, and our guests could lose confidence in our ability to protect their information, which could cause them to stop purchasing tickets, memberships or season passes from us or visiting our parks altogether.

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

Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks, services and rides, and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water-borne illnesses at waterparks) at any of our parks or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our parks, and negatively impact our results of operations. For example, in September 2019, a coaster accident at La Feria, a competing park in Mexico, resulted in two fatalities. We believe that the publicity surrounding this accident had a significant negative impact on attendance at our park in Mexico during that period. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year.

We depend on a seasonal workforce, many of whom are paid at minimum wage.

Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons, however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2020 and future years and further legislative changes could continue to increase these expenses in the future.

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

Our insurance coverage may not be adequate to cover all possible losses that we could suffer, and our insurance costs may increase.

Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2020, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or waterpark operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.

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

We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. In addition, if our third-party suppliers’ financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

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

Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the progress of our initiatives to develop new Six Flags-branded parks outside of North America. These initiatives could be delayed, and the ultimate success of such parks may be uncertain. For example, we cancelled our project in Dubai and, on February 14, 2020, we terminated our agreements with our partner in China parks as a result of its uncured payment defaults.

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

Of our 26 theme parks and waterparks, 12 are located on property that we lease and do not own. Certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our business, financial condition or results of operations.

Our intellectual property rights are valuable, and any inability or material increase in the cost to protect them could adversely affect our business.

Our intellectual property, including our trademarks and domain names and other proprietary rights, constitutes a significant part of our value. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business. In addition, pursuant to our license agreements, we have exclusive theme park usage rights in the U.S. (except for the Las Vegas metropolitan area), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The license fee is subject to periodic scheduled adjustments and CPI increases, and Warner Bros. has the right to terminate the agreements under certain circumstances, such as a default under the Subordinated Indemnity Agreement. The termination of these licenses, or a material increase in the cost to retain these licenses, could have a material adverse effect on our business or financial condition.

We may be subject to claims for infringing the intellectual property rights of others, which could be costly and result in the loss of intellectual property rights.

We cannot be certain that we do not and will not infringe the intellectual property rights of others. We have been in the past, and may be in the future, subject to litigation and other claims in the ordinary course of our business based on allegations of infringement or other violations of the intellectual property rights of others. Regardless of their merits, intellectual property claims can divert the efforts of our personnel and are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue, modify, or rename certain products or services that are found to be in violation of another party’s rights. We may have to seek a license (if available on acceptable terms, or at all) to continue offering products and services, which may increase our operating expenses.

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

As of December 31, 2019, approximately 16% of our full-time and approximately 11% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.

Regulation in the areas of privacy and protection of user data could harm our business.

We are subject to laws that regulate the collection, use, retention, security, and transfer of our guests’ personally identifiable information. These laws apply not only to third-party transactions but also to transfers of information between or among the Company and other parties with which we have commercial relationships. These laws continue to evolve in ways we cannot predict, both through regulatory and legislative action and judicial decisions, and that may harm our business.

For example, California has adopted the California Consumer Privacy Act of 2018 (“CCPA”), effective as of January 1, 2020, which provides a new private right of action for data breaches and requires companies that process information on California residents to make new disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. In addition to the CCPA, several other states are considering adopting laws and regulations that will impose obligations with respect to how companies handle personal data. Compliance with the CCPA, and other current and future applicable privacy and related laws can be costly and time-consuming and violations of privacy-related laws can result in significant damages and penalties.

Our privacy policies and practices concerning the collection, use and disclosure of user data are available on our website. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any regulatory requirements or orders or other privacy or consumer protection-related laws and regulations, including the CCPA, could result in proceedings or actions against us by governmental entities or others (e.g., class action privacy litigation), subject us to significant penalties and negative publicity, require us to change our business practices, increase our costs and adversely affect our business. Data collection, privacy and security have become the subject of increasing public concern. If Internet and mobile users were to reduce their use of our websites, mobile platforms, products, and services as a result of these concerns, our business could be harmed.

Our operations and our ownership of property subject us to environmental, health and safety and other regulations, which create uncertainty regarding future expenditures and liabilities.

Our operations involve wastewater and stormwater discharges and air emissions, and as a result are subject to environmental, health and safety laws, regulations and permitting requirements. These requirements are administered by the U.S. Environmental Protection Agency and the states and localities where our parks are located (and can also often be enforced through citizen suit provisions) and include the requirements of the Clean Water Act and the Clean Air Act. Our operations also involve maintaining underground and aboveground storage tanks, and managing and disposing of hazardous substances, chemicals and materials and are subject to federal, state and local laws and regulations regarding the use, generation, manufacture, storage, handling and disposal of these substances, chemicals and materials, including the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). A portion of our capital expenditures budget is intended to ensure continued compliance with environmental, health and safety laws, regulations and permitting requirements. In the event of contamination or injury as a result of a release of or exposure to regulated materials, we could be held liable for any resulting damages. For example, pursuant to CERCLA, past and current owners and operators of facilities and persons arranging for disposal of hazardous substances may be held strictly, jointly and severally liable for costs to remediate releases and threatened releases of hazardous substances. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate property properly, may impair our ability to use, transfer or obtain financing regarding our property. Our activities may be affected by new legislation or changes in existing environmental, health and safety laws. For example, the state or federal government having jurisdiction over a given area may enact legislation and the U.S. Environmental Protection Agency or applicable state entity may propose new regulations or change existing regulations that could require our parks to reduce certain emissions or discharges. Such action could require our parks to install costly equipment or increase operating expenses. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements.

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

Risk related to tariffs and other duties

We source merchandise for resale and other products used in our business from entities located outside of North America. Additionally, some of our ride manufacturers may be located in foreign countries or may utilize components or materials manufactured or sourced from foreign countries. Our business exposes us to risks associated with global commerce, including changes to tariffs, quotas and other restrictions on imports. While existing tariffs and duties have not had a material impact on our business, the U.S. government may impose additional tariffs on thousands of products sourced from foreign countries and has expressed a willingness to impose additional or increased tariffs on goods imported from China, including many items that we purchase for our business. While the impact has been immaterial to date, tariffs or duties could lower our gross margin on impacted products. Additionally, even if the products that we import are not affected directly by tariffs or other duties, the imposition of such additional tariffs on goods imported into the United States could cause increased pricing of other consumer goods, which could lower the discretionary income of our potential guests and decrease attendance or in-park spending.

Risks Related to Our Indebtedness and Common Stock

A portion of our cash flow is required to be used to fund our substantial monetary obligations.

We must satisfy the following obligations with respect to the Partnership Parks:

●	We must make annual distributions to our partners in the Partnership Parks, which will amount to approximately $74.2 million in 2020 (based on our ownership of units as of December 31, 2019, our share of the distribution will be approximately $32.5 million), with similar amounts (adjusted for changes in cost of living) payable in future years.
●	We must spend a minimum of approximately 6% of each of the Partnership Parks’ annual revenues over specified periods for capital expenditures.
●	Each year we must offer to purchase all outstanding limited partnership units from our partners in the Partnership Parks. The remaining redeemable units of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $529.3 million as of December 31, 2019. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. In future years, we may need to incur indebtedness under the Second Amended and Restated Credit Facility to satisfy such unit purchase obligations.

We expect to use cash flow from the operations at the Partnership Parks to satisfy all or part of our annual distribution and capital expenditure obligations with respect to these parks before we use any of our other funds. The two partnerships generated approximately $79.3 million of cash in 2019 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or repayments to us. As of December 31, 2019, we had loans outstanding of $239.3 million to the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years. The obligations relating to SFOG continue until 2027 and those relating to SFOT continue until 2028. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner, and we would lose control of the Partnership Parks. In addition, such a default could trigger an event of default under the Second Amended and Restated Credit Facility. For more information regarding the Subordinated Indemnity Agreement, see "Business—Partnership Park Arrangements."

We spent $140.2 million on capital expenditures, net of property insurance recoveries, during the 2019 calendar year. We plan to strategically reinvest in our properties to improve the guest experience. Our business plan includes targeted annual capital spending, however, depending on various factors including strategic initiatives, unanticipated delays, weather conditions, and availability and cost of ride components, we may spend more or less than our planned target amount.

Our indebtedness under the Second Amended and Restated Credit Facility and our other obligations could have material negative consequences to us and investors in our securities. The following could materially adversely affect our business, financial condition or results of operations:

●	We may not be able to satisfy all of our obligations, including, but not limited to, our obligations under the instruments governing our outstanding debt, which may cause a cross-default or cross-acceleration on other debt we may have incurred.
●	We could have difficulties obtaining necessary financing in the future for working capital, capital expenditures, debt service requirements, refinancing or other purposes.
●	We could have difficulties obtaining additional financing to fund our annual Partnership Park obligations if the amount of the Second Amended and Restated Credit Facility is insufficient.
●	We would have to use a significant portion of our cash flow to make payments on our debt and to satisfy the other obligations set forth above, which may reduce the capital available for operations and expansion.
●	Adverse economic or industry conditions may have a more negative impact on us.

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

Various factors could affect Holdings’ ability to sustain its dividend.

Holdings’ ability to pay a dividend on its common stock or sustain it at current levels is subject to our ability to generate sufficient cash flow to pay dividends. In addition, our debt agreements contain certain limitations on the amount of cash we are permitted to distribute to our stockholders by way of dividend or stock repurchase. In addition, Holdings’ Board of Directors may suspend the payment of dividends, or increase or decrease the dividend amount, at any time if it deems such action to be in the best interests of the Company and its stockholders. If we do not pay dividends, the price of our common stock must appreciate for investors to realize a gain on their investment in the Company. This appreciation may not occur or our stock may depreciate in value.

We may be unable to service our indebtedness.

Our ability to make scheduled payments on and to refinance our debt, including the Second Amended and Restated Credit Facility and the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes, depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance our business will generate sufficient cash flow from operations or future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.

The Second Amended and Restated Term Loan B has interest payments calculated on a London Inter-Bank Offered Rate (“LIBOR”) plus an additional percentage based on credit risk. LIBOR is the subject of recent proposals for reform. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading and compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate. The consequences cannot be entirely predicted and could have an adverse impact on our current interest payments. Changes in market interest rates may influence our future financing costs and could reduce our earnings and cash flows.

The market price of Holdings’ common stock may be volatile, which could cause the value of an investment in Holdings’ common stock to decline.

We can give no assurances about future liquidity in the trading market for Holdings’ common stock. If there is limited liquidity in the trading market for Holdings’ common stock, a sale of a large number of shares of Holdings’ common stock could be adversely disruptive to the market price of Holdings’ common stock.

Numerous factors, including many over which we have no control, may have a significant impact on the market price of Holdings’ common stock. These risks include those described or referred to in this "Risk Factors" section and in other documents incorporated herein by reference as well as, among other things:

●	Our operating and financial performance and prospects;
●	Our ability to repay our debt;
●	Our access to financial and capital markets to refinance our debt or replace the existing credit facilities;

●	Investor perceptions of us and the industry and markets in which we operate;
●	Our dividend policy;
●	Our stock repurchase program;
●	Future sales of equity or equity-related securities;
●	Changes in earnings estimates or buy/sell recommendations by analysts; and
●	General financial, domestic, economic and other market conditions.

The instruments governing our indebtedness include financial and other covenants that will impose restrictions on our financial and business operations.

The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Second Amended and Restated Credit Facility contains financial covenants that will require us to maintain a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Second Amended and Restated Credit Facility or the indenture governing Holdings’ $300.0 million of 4.875% senior unsecured notes due 2024 (the "2024 Notes"), $700.0 million of 4.875% senior unsecured notes due 2024 (the "2024 Notes Add-on"), and $500.0 million of 5.50% senior unsecured notes due 2027 (the "2027 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.

Events beyond our control, such as weather and economic, financial and industry conditions, may affect our ability to continue meeting our financial covenant ratios under the Second Amended and Restated Credit Facility. The need to comply with these financial covenants and restrictions could limit our ability to execute our strategy and expand our business or prevent us from borrowing more money when necessary.

The Second Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Second Amended and Restated Credit Facility could declare outstanding borrowings under the Second Amended and Restated Credit Facility immediately due and payable and the holders of the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes could elect to declare the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Second Amended and Restated Credit Facility could also result in an event of default under other indebtedness.

We can make no assurances we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

Changes in our credit ratings could adversely affect the price of Holdings’ common stock.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and waterparks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. In March 2017, in connection with the issuance of the 2027 Notes, Moody’s assigned a B2 rating to the 2027 Notes, upgraded the 2024 Notes from B3 to B2, and reaffirmed our Ba1 rating on the credit facility and our B1 corporate family rating. In March 2017, Standard & Poor’s assigned a BB- rating to the 2027 Notes and reaffirmed our BB- rating on the 2024 Notes and our BB corporate credit rating. Moody’s has placed our ratings on “stable outlook.” In January 2020, Standard and Poor’s affirmed all our ratings but revised our rating outlook to negative from stable. We cannot provide assurance our ratings will remain the same. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings’ common stock.

Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.

Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations, including the obligations under the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, and the 2027 Notes, and to pay the dividend on Holdings’ common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on our debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $174.2 million of cash and cash equivalents on a consolidated basis at December 31, 2019, of which $14.8 million was held at Holdings.

Provisions in Holdings’ corporate documents and the law of the State of Delaware as well as change of control provisions in certain of our debt and other agreements could delay or prevent a change of control, even if that change would be beneficial to stockholders or could have a materially negative impact on our business.

Certain provisions in Holdings’ Restated Certificate of Incorporation, the Second Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes may have the effect of deterring transactions involving a change in control of us, including transactions in which stockholders might receive a premium for their shares.

Holdings’ Certificate of Incorporation provides for the issuance of up to 5,000,000 shares of preferred stock with such designations, rights and preferences as may be determined from time to time by Holdings’ Board of Directors. The authorization of preferred shares empowers Holdings’ Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control of us.

Holdings is also subject to the anti-takeover provisions of the Delaware General Corporation Law, which could have the effect of delaying or preventing a change of control in some circumstances. All of the foregoing factors could materially and adversely affect the price of Holdings’ common stock.

The Second Amended and Restated Credit Facility contains provisions pursuant to which it is an event of default if any "person" becomes the beneficial owner of more than 35% of the common stock. This could deter certain parties from seeking to acquire us and if any "person" were to become the beneficial owner of more than 35% of the common stock, we may not be able to repay such indebtedness.

ITEM 1B.UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2019 fiscal year and that remain unresolved.

ITEM 2.PROPERTIES

Set forth below is a brief description of our material real estate as of December 31, 2019. See also "Business—Description of Parks."

●	Six Flags America, Largo, Maryland—515 acres (owned)
●	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)
●	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)
●	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,200 acres (owned)
●	Six Flags Great America, Gurnee, Illinois—304 acres (owned)
●	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)

●	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
●	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)
●	Six Flags Magic Mountain, Valencia, California—250 acres (owned)
●	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)
●	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)
●	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)
●	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)
●	Six Flags St. Louis, Eureka, Missouri—320 acres (owned)
●	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)
●	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)
●	The Great Escape and Lodge, Queensbury, New York—345 acres (owned)
●	Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)
●	Six Flags Darien Lake, Buffalo, New York—982 acres (leasehold)(7)
●	Frontier City, Oklahoma City, Oklahoma—113 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Oklahoma City, Oklahoma City, Oklahoma—24 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Phoenix, Glendale, Arizona—33 acres (leasehold)(8)
●	Six Flags Hurricane Harbor Splashtown, Spring, Texas—46 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Rockford, Rockford, IL—43 acres (leasehold) (9)
(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark opened to the public in 2017.
(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.
(3)	Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.
(4)	Owned by the Georgia partnership.
(5)	The site is leased from the City of Montreal. The lease expires in 2065.
(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the waterpark in 2017.
(7)	These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.
(8)	This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the waterpark in 2018.
(9)	This site is leased from the Rockford Park District. The lease expires in 2029. We began operating the waterpark in 2019.

In addition to the foregoing, we also lease office space and a limited number of rides and attractions at our parks. See Note 16 to the consolidated financial statements included elsewhere in this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Second Amended and Restated Credit Facility agreement, a mortgage on substantially all of our owned United States properties.

ITEM 3.LEGAL PROCEEDINGS

The nature of the industry in which we operate tends to expose us to claims by guests, generally for injuries. Accordingly, we are party to various legal actions arising in the normal course of business, including the proceedings discussed below.

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois, on September 1, 2017, in the United States District Court for the Northern District of Georgia, on September 11, 2017, in the Superior Court of Los Angeles County, California, and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020.  We intend to seek further review with the Illinois Supreme Court.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations.  Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed. We intend to vigorously defend ourselves against these lawsuits. The outcome of these lawsuits is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

On March 8, 2016, certain plaintiffs filed a complaint against one of our subsidiaries in the Superior Court of Massachusetts, Suffolk County, on behalf of a purported class of current and former employees of Six Flags New England. The complaint alleges violations of Massachusetts law governing employee overtime and rest breaks, and seeks damages in the form of unpaid wages for overtime and meal breaks and related penalties. On July 2, 2018, the plaintiffs filed a motion for class certification of two classes, an overtime class and a meal break class. On November 8, 2018, the court granted class certification for the overtime class and denied class certification for the meal break class. On June 20, 2019, in response to competing motions for summary judgment on the application of an overtime wage exemption applicable to amusement parks that operate no more than 150 days per year, the court agreed that the defendant park did not operate more than 150 days in 2013, 2014, and 2016, but found that it did operate more than 150 days in 2015, 2017 and 2018, for which the defendant park would owe overtime wages. On September 26, 2019, we filed a motion for reconsideration with respect to 2017 and 2018, because the defendant park relied on a separate overtime wage law exemption applicable to a separate and distinct operation of the business in those years. On December 6, 2019, the court denied our motion for reconsideration. We continue to vigorously defend ourselves against this litigation. However, there can be no assurance regarding the ultimate outcome of this litigation and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

We are party to various other legal actions, including intellectual property disputes and employment and/or wage and hour litigation, arising in the normal course of business. We do not expect to incur any material liability by reason of such actions.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Record Holders

Holdings’ common stock is listed on the New York Stock Exchange under the ticker symbol "SIX." As of February 18, 2020, there were approximately 159 stockholders of record of Holdings’ common stock. This does not reflect holders who beneficially own common stock held in nominee or street name accounts through brokers or banks.

Dividends

Holdings has paid a consecutive quarterly cash dividend since 2010. On November 18, 2019, Holdings’ Board of Directors declared a quarterly cash dividend of $0.83 payable December 9, 2019 to stockholders of record as of November 29, 2019. The declaration and payment of future dividends are at the sole discretion of Holdings’ Board of Directors. Holdings’ Board of Directors currently anticipates continuing to pay cash dividends on Holdings’ common stock on a quarterly basis. However, the declaration and amount of any future dividends depend on various factors including the Company’s earnings, cash flows, and financial condition. Furthermore, the Second Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on and the 2027 Notes include certain limitations on Holdings’ ability to pay dividends. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report and Note 8 to the consolidated financial statements in Item 8 of this Annual Report.

Issuer Purchases of Equity Securities

On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 18, 2020, Holdings had repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The following table sets forth information regarding purchases of Holdings’ common stock under the March 2017 Stock Repurchase Plan during the three months ended December 31, 2019:

				Total number of	Approximate dollar
		Total	Average	shares purchased	value of shares that
		number of	price	as part of publicly	may yet be purchased
		shares	paid per	announced plans	under the plans
	Period	purchased	share	or programs	or programs
Month 1	October 1 - October 31	—	$—	—	$231,727,000
Month 2	November 1 - November 30	—	$—	—	$231,727,000
Month 3	December 1 - December 31	—	$—	—	$231,727,000
		—	$—	—	$231,727,000

Performance Graph

The following graph shows a comparison of the five-year cumulative total stockholder return on Holdings’ common stock (assuming all dividends were reinvested), The Standard & Poor’s ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index,

and the S&P Movies & Entertainment Index

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2020 S&P, a division of The McGraw-Hill Companies, Inc. All rights reserved.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Six Flags Entertainment Corporation	100.00	133.20	152.06	176.41	154.73	133.78
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Midcap 400	100.00	97.82	118.11	137.30	122.08	154.07
S&P Movies & Entertainment	100.00	90.76	100.17	105.20	105.83	134.12

ITEM 6.SELECTED FINANCIAL DATA

The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017	2016	2015
Statement of Operations Data:
Park admissions	$815,782	$810,064	$741,275	$715,413	$687,819
Park food, merchandise and other	574,440	553,527	524,582	521,167	500,190
Sponsorship, international agreements and accommodations	97,361	100,116	93,217	82,818	75,929
Total revenues	1,487,583	1,463,707	1,359,074	1,319,398	1,263,938
Operating expenses (excluding depreciation and amortization shown separately below)	607,791	574,724	511,873	490,116	466,491
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	199,194	132,168	159,070	293,005	235,046
Costs of products sold	130,304	121,803	110,374	109,579	100,709
Other net periodic pension benefit	(4,186)	(5,169)	(3,322)	(1,920)	(1,508)
Depreciation and amortization	118,230	115,693	111,671	106,893	107,411
Loss on disposal of assets	2,162	1,879	3,959	1,968	9,882
Interest expense, net	113,302	107,243	99,010	81,872	75,903
Loss on debt extinguishment, net	6,484	—	37,116	2,935	6,557
Other expense, net	2,542	3,508	271	1,684	223
Income before income taxes	311,760	411,858	329,052	233,266	263,224
Income tax expense	91,942	95,855	16,026	76,539	70,369
Net income	219,818	316,003	313,026	156,727	192,855
Net income attributable to noncontrolling interests	(40,753)	(40,007)	(39,210)	(38,425)	(38,165)
Net income attributable to Six Flags Entertainment Corporation	$179,065	$275,996	$273,816	$118,302	$154,690

Weighted-average common shares outstanding:
Basic:	84,348	84,100	86,802	92,349	93,580
Diluted:	84,968	85,445	88,494	94,398	97,981

Net income per average common share outstanding:
Basic:	$2.12	$3.28	$3.15	$1.28	$1.65
Diluted:	$2.11	$3.23	$3.09	$1.25	$1.58

Cash dividends declared per common share	$3.29	$3.16	$2.62	$2.38	$2.14

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data:
Cash and cash equivalents(1)	$174,179	$44,608	$77,496	$137,385	$99,760
Total assets	2,882,540	2,517,328	2,456,676	2,487,672	2,428,440
Deferred revenue	144,040	146,227	142,014	123,955	97,334
Total long-term debt (excluding current maturities)	2,266,884	2,063,512	2,021,178	1,624,486	1,498,022
Total debt, net	2,274,884	2,106,512	2,021,178	1,653,647	1,505,528
Redeemable noncontrolling interests	529,258	525,271	494,431	485,876	435,721
Stockholders' (deficit) equity	(716,118)	(643,093)	(505,112)	(186,490)	24,216

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Other Data:
Net cash provided by operating activities	$410,573	$413,132	$445,067	$463,235	$473,761
Stock repurchases	(52)	(110,990)	(499,442)	(211,751)	(245,114)
Payment of cash dividends	(278,951)	(267,044)	(227,101)	(220,314)	(200,957)
(1)	Excludes restricted cash in 2016 and 2015.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant components of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section include:

●	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.
●	Critical Accounting Policies. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
●	Recent Events. The recent events section provides a brief description of recent events occurring in our business.
●	Results of Operations. The results of operations section provides an analysis of our results for the years ended December 31, 2019 and 2018 and a discussion of items affecting the comparability of our financial statements for those years. Please refer to the results of operations section described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, for our discussion and analysis of our results for the years ended December 31, 2018 and 2017 and a discussion of items affecting the comparability of our financial statements for those years.
●	Liquidity, Capital Commitments and Resources. The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2019, and our outstanding debt and commitments existing as of December 31, 2019.
●	Market Risks and Security Analyses. We are principally exposed to market risk related to interest rates and foreign currency exchange rates, which are described in the market risks and security analyses section.
●	Recently Issued Accounting Pronouncements. This section provides a discussion of recently issued accounting pronouncements applicable to Six Flags, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

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

Overview

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 26 regional theme and waterparks, 23 are located in the United States, two parks are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 55% of total revenue during the years ended December 31, 2019, 2018 and 2017), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2019, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures (“Park EBITDA”) decreased primarily as a result of increased cash operating costs resulting from (i) expenses related to the full year operation of the five new parks we began operating in June 2018 and our new waterpark in Rockford, IL that we began operating in April 2019, (ii) increased labor costs driven by competitive labor markets and statutory minimum wage increases, (iii) charges for litigation matters recorded in the fourth quarter of 2019, and (iv) the write-off of costs related to the default of our partner in China. These expense increases were partially offset by an increase in revenue primarily driven by the full year operation of the five new parks we began operating in June 2018 and our new waterpark in Rockford, IL that we began operating in April 2019.

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

Valuation of Long-Lived Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which Holdings’ common stock is traded, we believe our market capitalization is the best indicator of our reporting unit’s fair value). In September 2012, the FASB amended Accounting Standards Update ("ASU") Topic 350, Intangibles - Goodwill and Other, which permits entities to perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test. We adopted this amendment in September 2012 and have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.

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

A high degree of management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, spending per capita and other revenues, foreign taxable income, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance, we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions could correspondingly decrease as cash flows that previously would have been utilized for capital expenditures could be utilized to lower our outstanding debt balances. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards could expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. We utilize deferred tax assets related to foreign tax credit attributes through foreign-sourced income as well as the recapture of overall domestic loss amounts re-characterized as domestic-source income. See Note 2 and Note 11 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

Revenue Recognition

FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the second paragraph under "Recently Adopted Accounting Pronouncements" in Note 2 to the consolidated financial statements included elsewhere in this Annual Report, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.

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

Recent Events

On April 17, 2019, we amended and restated the 2015 Credit Facility (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report). The refinancing increased the 2015 Term Loan B (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report) to $800.0 million and extended its term through April 17, 2026, and increased the 2015 Revolving Loan to $350.0 million and extended its term through April 17, 2024. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for more information.

On June 30, 2019, we reached an agreement with our partner in Dubai to discontinue the previously announced project to develop a Six Flags-branded theme park. In July, we received $7.5 million in connection with the agreement and a settlement of all claims.

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility, which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate reduces interest expense by approximately $2.0 million annually.

On November 13, 2019, Lance Balk informed us of his intention to retire as Executive Vice President and General Counsel on or after February 28, 2020. On November 15, 2019, Mr. Balk and the Company entered into a Transition and Retirement Agreement to facilitate a smooth transition.

On November 18, 2019, James Reid-Anderson, the Company’s Chairman, President and Chief Executive Officer, retired. Michael Spanos was appointed as President and Chief Executive Officer effective November 18, 2019, and was appointed as a member of Holdings’ Board of Directors effective October 24, 2019. Also effective November 18, 2019, Richard Roedel became the Non-Executive Chairman of the Board of Directors of Holdings.

On January 10, 2020, we announced that our development of Six Flags-branded parks in China encountered continued challenges. The Company’s partner in China, Riverside Investment Group (“Riverside”) faces severe challenges due to the macroeconomic environment and the declining real estate market in China. This led Riverside to default on its payment obligations to the Company, and the Company delivered formal notices of default under its agreements with Riverside. Since that time, Riverside has been unable to cure these payment defaults. As a result, on February 14, 2020, we terminated our agreements with them. It is therefore unlikely that we will recognize any revenue or profit in 2020 related to the development of parks in China.

On January 31, 2020, we announced our entry into a Cooperation Agreement with H Partners Management, LLC and certain of its affiliates regarding the membership and composition of Holdings’ Board of Directors and related matters. Pursuant to the Cooperation Agreement, Holdings appointed Arik Ruchim to the Board of Directors, and Mr. Ruchim was appointed to the Nominating and Corporate Governance Committee and the Compensation Committee of Holdings’ Board of Directors effective January 30, 2020.

On January 31, 2020, we also announced that Usman Nabi resigned as a member of Holdings’ Board of Directors effective January 30, 2020.

On February 20, 2020, we announced that Marshall Barber intends to retire as Executive Vice President and Chief Financial Officer effective August 31, 2020. Mr. Barber will continue to serve as Executive Vice President and Chief Financial Officer through February 24, 2020, and will remain with the Company until August 31, 2020, assisting with the transition of a new chief financial officer. Leonard Russ, Senior Vice President of Strategic Planning and Analysis, will assume the role of interim chief financial officer effective February 24, 2020.

Results of Operations

The following table sets forth summary financial information for the years ended December 31, 2019 and 2018:

	Year Ended		Percentage
(Amounts in thousands, except per capita data)	December 31, 2019	December 31, 2018	Change (%)
Total revenue	$1,487,583	$1,463,707	2%
Operating expenses	607,791	574,724	6%
Selling, general and administrative expenses	199,194	132,168	51%
Costs of products sold	130,304	121,803	7%
Other net periodic pension benefit	(4,186)	(5,169)	(19)%
Depreciation and amortization	118,230	115,693	2%
Loss on disposal of assets	2,162	1,879	15%
Interest expense, net	113,302	107,243	6%
Loss on debt extinguishment	6,484	—	N/M
Other expense, net	2,542	3,508	(28)%
Income before income taxes	311,760	411,858	(24)%
Income tax expense	91,942	95,855	(4)%
Net income	219,818	316,003	(30)%
Less: Net income attributable to noncontrolling interests	(40,753)	(40,007)	2%
Net income attributable to Six Flags Entertainment Corporation	$179,065	$275,996	(35)%

Other Data:
Attendance	32,811	32,024	2%
Total revenue per capita	$45.34	$45.71	(1)%

Year Ended December 31, 2019 vs. Year Ended December 31, 2018

Revenue

Revenue for the year ended December 31, 2019, totaled $1,487.6 million, a 2% increase compared to $1,463.7 million for the year ended December 31, 2018. The increase in revenue was driven by a 2% increase in attendance, primarily attributable to the full year of operation of our five new parks acquired in June 2018 and Magic Waters waterpark in Rockford, Illinois, which we began operating in April 2019. The growth in revenue attributable to the increase in attendance was partially offset by a 3% decrease in sponsorship, international agreements and accommodations revenue and a decrease of $0.21, or less than 1%, in guest spending per capita.

Admissions revenue per capita decreased $0.44, or 2%, during the year ended December 31, 2019, compared to the year ended December 31, 2018. The decrease in admissions revenue per capita was primarily driven by (i) the majority of our attendance growth being driven by our new parks, which have significantly lower admissions revenue per capita compared to our legacy parks, and (ii) targeted promotions to drive membership penetration. Non-admissions revenue per capita increased $0.23, or 1%, during the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of the continued success in selling our all season dining and flash pass products partially offset by the lower in-park spending at our new parks.

Operating expenses

Operating expenses for the year ended December 31, 2019, increased $33.1 million, or 6%, compared to the year ended December 31, 2018, primarily as a result of (i) incremental operating costs in the first five months of 2019, including lease expense, to operate and rebrand our five new domestic parks we began operating in June 2018; (ii) increased costs from statutory minimum wage rate increases and competitive market rate increases at many of our parks; (iii) incremental costs to lease and operate Magic Waters, a waterpark in Rockford, Illinois that we began operating in April 2019; and (iv) an increase in expenses related to charges for litigation matters recorded in the fourth quarter of 2019.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2019, increased $67.0 million, or 51%, compared to the year ended December 31, 2018, primarily as a result of the reversal of all stock-based compensation related to the 2017 Performance Award (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report) during the year ended December 31, 2018, as late achievement of the 2017 Performance Award did not occur, and charges related to the default of our partner in China in 2019.

Cost of products sold

Cost of products sold for the year ended December 31, 2019, increased $8.5 million, or 7%, compared to the year ended December 31, 2018, primarily as a result of increased food and merchandise sales driven by the continued growth of our all season dining pass program and operations at our new properties. Cost of products sold as a percentage of non-admissions revenue for the year ended December 31, 2019, increased slightly as compared to the year ended December 31, 2018, primarily due to the significant portion of our revenue growth being driven by our new parks that currently have lower gross margins.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2019, increased $2.5 million, or 2%, compared to the year ended December 31, 2018. The increase in depreciation and amortization expense is primarily the result of new asset additions related to our ongoing capital investments, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets increased by $0.3 million, or 15%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of increased asset disposals in conjunction with the execution of our ongoing capital program during the current year relative to the prior year.

Interest expense, net

Interest expense, net increased $6.1 million, or 6%, for the year ended December 31, 2019, compared to the year ended December 31, 2018, primarily as a result of incremental borrowings under the Second Amended and Restated Credit Facility, partially offset by lower interest rates.

Loss on debt extinguishment

In conjunction with the amendments to the Second Amended and Restated Credit Facility entered into in April 2019 and October 2019, we recognized a loss on debt extinguishment of $6.2 million and $0.3 million, respectively. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for further discussion.

Income tax expense

Income tax expense was $91.9 million for the year ended December 31, 2019, compared to $95.9 million for the year ended December 31, 2018. Income taxes decreased primarily due to lower earnings before taxes for the year ended in December 31, 2019 compared to the year ended December 31, 2018 partially offset by the recognition of a valuation allowance against foreign tax credit carryforwards that we estimate will expire unutilized due to changes in estimated future foreign source income related to the termination of our agreements with our partner in China.

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

During the years ended December 31, 2019, 2018 and 2017, Holdings paid $279.0 million, $267.0 million and $227.1 million, respectively, in cash dividends on its common stock. One of our fundamental business goals is to generate superior total stockholder returns over the long term. As part of our strategy to achieve this goal, we have declared and paid quarterly cash dividends each quarter beginning with the fourth quarter of 2010. On November 18, 2019, Holdings’ Board of Directors declared a quarterly cash dividend of $0.83 payable December 9, 2019 to stockholders of record as of November 29, 2019. The amount and timing of any future dividends payable on Holdings’ common stock are within the sole discretion of Holdings’ Board of Directors. Based on (i) our current number of shares outstanding and (ii) estimates of share repurchases, restricted stock vesting and option exercises, we currently anticipate paying approximately $85 million in total cash dividends on Holdings’ common stock during the 2020 calendar year.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 18, 2020, Holdings had repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The repurchase of common stock and the payment of cash dividends are reflected in our consolidated financial statements as a reduction of stockholders’ equity.

On June 16, 2016, Holdings issued the 2024 Notes. We used $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the 2015 Term Loan B. The remaining net proceeds were used for general corporate and working capital purposes, which primarily included repurchases of our common stock.

On April 13, 2017, we issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report) and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses.

On March 26, 2018, we entered into an amendment to the 2015 Credit Facility that reduced the overall borrowing rate on the 2015 Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.

On April 18, 2018, we entered into an amendment to the 2015 Credit Facility that increased our 2015 Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including repurchases of our common stock.

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

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility, which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate reduces interest expense by approximately $2.0 million annually.

Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, common stock dividends, scheduled debt service, obligations under arrangements relating to the Partnership Parks and discretionary common stock repurchases. Additionally, we expect to be able to use our current federal net operating loss carryforwards to reduce our federal income tax liability until 2024. For the years 2019 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu or coronavirus; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" included elsewhere in this Annual Report.

As of December 31, 2019, our total indebtedness, net of discount and deferred financing costs, was $2,274.9 million which included $498.1 million of the 2024 Notes, $990.6 million of the 2027 Notes, and $786.2 million outstanding under the Second Amended and Restated Credit Facility. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2020 and 2021, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $105 million during both 2020 and 2021. Under the Second Amended and Restated Credit Facility, all remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

As of December 31, 2019, we had approximately $174.2 million unrestricted cash and $329.2 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 8 to the consolidated financial statements included elsewhere in this Annual Report.

We plan to strategically reinvest in our properties to improve the guest experience. For more information about our planned capital expenditures, please see “Capital Improvements and Other Initiatives” under Item 1. Business.

During the year ended December 31, 2019, net cash provided by operating activities decreased by $2.5 million to $410.6 million from $413.1 million in 2018. The decrease is attributable to a decrease in working capital. Net cash used in investing activities during the year ended December 31, 2019 decreased $13.0 million to $139.1 million from $152.1 million, consisting primarily of capital expenditures, net of insurance proceeds, and partially offset by proceeds received from the disposal of assets. Net cash used in financing activities during the year ended December 31, 2019 decreased $150.5 million to $143.0 million from $293.5 million, primarily attributable to the payment of cash dividends, distributions to our noncontrolling interests and the payment of debt issuance costs in connection with the repayment of the 2015 Credit Facility and our entry into the Second Amended and Restated Credit Facility on April 17, 2019. These uses of cash were partially offset by proceeds from the exercise of stock options and borrowings under the Second Amended and Restated Term Loan B.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and spending per capita levels because most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Partnership Park Obligations

We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2019, our share of the distribution will be approximately $32.5 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park’s revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to the consolidated financial statements included elsewhere in this Annual Report for additional information.

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears and then towards the repayment of any interest and principal on intercompany loans. Any additional cash, to the extent available, is distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019.

Contractual Obligations

Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2019:

(Amounts in thousands)	2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long term debt — including current portion (1)	$8,000	$16,000	$1,016,000	$1,256,000	$2,296,000
Interest on long-term debt (2)	104,532	206,367	204,346	102,134	617,380
Operating leases (3)	23,802	44,296	40,712	269,055	377,865
Purchase obligations (4)	176,942	13,511	8,000	112,000	310,453
Total	$313,276	$280,174	$1,269,058	$1,739,189	$3,601,698
(1)	Payments are shown at principal amount. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt.
(2)	See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2019.
(3)	Does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2019.
(4)	Represents obligations as of December 31, 2019 with respect to insurance, inventory, media and advertising commitments, license fees, computer systems and hardware, and new rides and attractions. Of the amount shown for 2020, approximately $96.6 million represents capital items. The amount for the Warner Bros. license fee is an estimate based on the current amount payable under the license agreement, which is subject to periodic adjustments, and is therefore subject to change. Amounts for new rides and attractions are computed as of December 31, 2019 and include estimates of costs needed to complete such improvements that, in certain cases, are not contractually committed at that date. Amounts do not include obligations to employees that cannot be quantified as of December 31, 2019, which are discussed below. Amounts do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations

During each of the years ended December 31, 2019, 2018 and 2017, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13 to the consolidated financial statements included elsewhere in this Annual Report for more information on our pension benefit plan.

We expect to make contributions of approximately $6.0 million in 2020 to our pension plan based on the 2019 actuarial valuation. We plan to make a contribution to our 401(k) Plan in 2020, and our estimated expense for employee health insurance for 2020 is $18.5 million.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and retention levels have remained relatively constant during the three-year period ended December 31, 2019. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

The vast majority of our capital expenditures in 2020 and beyond are expected to be made on a discretionary basis.

Recently Issued Accounting Pronouncements

In June 2016, FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, (“Topic 326”). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probably threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. We do not expect the adoption of Topic 326 to have a material impact on our consolidated balance sheets, statements of operations and financial disclosures.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on our operations, cash flows and equity. We do not acquire market risk sensitive instruments for trading purposes.

In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”). In August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B. The term of the June 2019 Swap Agreements begins in June 2019 and expires in June 2023. The term of the August 2019 Swap Agreements begins in August 2019 and expires in August 2024. Upon execution, we designated and documented both swap agreements as cash flow hedges. The swap agreements serve as economic hedges and provide protection against rising interest rates.

The following is an analysis of the sensitivity of the market value, operations and cash flows of our market risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2019. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

As of December 31, 2019, we had total debt excluding the impact of debt issuance costs and discounts of $2,296.0 million, of which $2,200.0 million represents fixed-rate debt. The remaining $96.0 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $1.0 million. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIX FLAGS ENTERTAINMENT CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ MICHAEL SPANOS
Michael Spanos President and Chief Executive Officer

/s/ MARSHALL BARBER
Marshall Barber Executive Vice President and Chief Financial Officer

February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Notes 2 and 16 to the consolidated financial statements, the Company changed its method of accounting for leases on January 1, 2019, due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases. As discussed in Notes 2 and 3 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition on January 1, 2018, due to the adoption of FASB ASC Topic 606, Revenue from Contracts with Customers.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the realizability of the deferred tax asset associated with foreign tax credits

As discussed in note 11 to the consolidated financial statements, the Company has foreign tax credits which can be used to offset future U.S. tax liabilities, subject to certain annual limitations and a ten-year carryforward period. As of December 31, 2019, the Company had $20.5 million of foreign tax credits, which are recorded as a deferred tax asset. The use of these foreign tax credits is dependent upon the Company’s ability to generate sufficient taxable foreign sourced income in the future, primarily in its international agreements. To the extent that there is a more than a 50 percent likelihood that some or all the foreign tax credit carryforwards cannot be used before they expire, a valuation allowance is recorded to reduce the deferred tax asset to the amount which is expected to be realized. The Company evaluates the realizability of the foreign tax credit carryforwards by forecasting taxable foreign sourced income for each year in the carryforward period. Foreign tax credits of $20.5 million will expire between 2020 and 2027. The Company determined that there is a more than a 50 percent likelihood that some of these foreign tax credits will not be used before they expire, and accordingly a valuation allowance of $17.1 million has been recorded related to these credits.

We identified the evaluation of the realizability of the deferred tax asset associated with the Company’s foreign tax credit as a critical audit matter. Evaluating the Company’s determination that there was a more than a 50 percent likelihood that the foreign tax credits will be used prior to their expiration required a high degree of subjective audit judgement given the near term expiration of a considerable number of foreign tax credits and the sensitivity to certain changes in forecasted international license income. In addition, there was a high degree of complexity in the application of the relevant tax regulations to the Company’s forecasted taxable foreign sourced income.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s deferred tax asset valuation allowance process, including controls related to developing the forecasted international license income and applying the relevant tax regulations in determining the forecasted taxable foreign sourced income. We analyzed certain forecasted international license income by performing sensitivity analyses to assess the impact on the Company’s determination that there was a more than a 50 percent likelihood that some of the foreign tax credits will not be used before they expire. To assess the Company’s ability to forecast, we compared the Company’s previous international license income forecasts to actual results. In addition, we involved income tax professionals with specialized skills and knowledge who assisted in assessing the Company’s application of the relevant tax regulations to the forecasted taxable foreign sourced income.

KPMG LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 20, 2020

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

	As of
	December 31, 2019	December 31, 2018
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$174,179	$44,608
Accounts receivable, net	108,679	116,043
Inventories	32,951	28,779
Prepaid expenses and other current assets	60,431	52,499
Total current assets	376,240	241,929
Property and equipment, net:
Property and equipment, at cost	2,345,283	2,204,678
Accumulated depreciation	(1,061,287)	(950,996)
Total property and equipment, net	1,283,996	1,253,682
Other assets:
Right-of-use operating leases, net	201,128	—
Debt issuance costs	3,624	1,793
Deposits and other assets	12,722	11,277
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization	345,212	349,029
Total other assets	1,222,304	1,021,717
Total assets	$2,882,540	$2,517,328

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$32,904	$32,905
Accrued compensation, payroll taxes and benefits	19,556	30,468
Accrued insurance reserves	35,376	39,183
Accrued interest payable	26,128	30,697
Other accrued liabilities	63,019	45,880
Deferred revenue	144,040	146,227
Short-term borrowings	—	43,000
Current portion of long-term debt	8,000	—
Short-term operating lease liabilities	10,709	—
Total current liabilities	339,732	368,360
Noncurrent liabilities:
Long-term debt	2,266,884	2,063,512
Long-term operating lease liabilities	188,149	—
Other long-term liabilities	27,514	29,280
Deferred income taxes	247,121	173,998
Total noncurrent liabilities	2,729,668	2,266,790
Total liabilities	3,069,400	2,635,150

Redeemable noncontrolling interests	529,258	525,271

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,633,845 and 83,962,182 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2,116	2,099
Capital in excess of par value	1,066,223	1,037,640
Accumulated deficit	(1,709,747)	(1,611,334)
Accumulated other comprehensive loss, net of tax	(74,710)	(71,498)
Total stockholders' deficit	(716,118)	(643,093)
Total liabilities and stockholders' deficit	$2,882,540	$2,517,328

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2019	2018	2017
Park admissions	$815,782	$810,064	$741,275
Park food, merchandise and other	574,440	553,527	524,582
Sponsorship, international agreements and accommodations	97,361	100,116	93,217
Total revenues	1,487,583	1,463,707	1,359,074
Operating expenses (excluding depreciation and amortization shown separately below)	607,791	574,724	511,873
Selling, general and administrative expenses (including stock-based compensation of $13,274 in 2019 and a net reversal of stock-based compensation of $46,684 and $22,697 in 2018 and 2017, respectively, and excluding depreciation and amortization shown separately below)	199,194	132,168	159,070
Costs of products sold	130,304	121,803	110,374
Other net periodic pension benefit	(4,186)	(5,169)	(3,322)
Depreciation	115,825	113,246	109,206
Amortization	2,405	2,447	2,465
Loss on disposal of assets	2,162	1,879	3,959
Interest expense	114,703	108,034	99,766
Interest income	(1,401)	(791)	(756)
Loss on debt extinguishment	6,484	—	37,116
Other expense, net	2,542	3,508	271
Income before income taxes	311,760	411,858	329,052
Income tax expense	91,942	95,855	16,026
Net income	219,818	316,003	313,026
Less: Net income attributable to noncontrolling interests	(40,753)	(40,007)	(39,210)
Net income attributable to Six Flags Entertainment Corporation	$179,065	$275,996	$273,816

Weighted-average common shares outstanding:
Basic:	84,348	84,100	86,802
Diluted:	84,968	85,445	88,494

Net income per average common share outstanding:
Basic:	$2.12	$3.28	$3.15
Diluted:	$2.11	$3.23	$3.09

Cash dividends declared per common share	$3.29	$3.16	$2.62

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net income	$219,818	$316,003	$313,026
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	4,081	1,161	1,376
Defined benefit retirement plan (2)	(6,167)	661	1,402
Change in cash flow hedging (3)	(1,126)	—	525
Other comprehensive (loss) income, net of tax	(3,212)	1,822	3,303
Comprehensive income	216,606	317,825	316,329
Less: Comprehensive income attributable to noncontrolling interests	(40,753)	(40,007)	(39,210)
Comprehensive income attributable to Six Flags Entertainment Corporation	$175,853	$277,818	$277,119
(1)	Foreign currency translation adjustment is presented net of tax expense of $1.1 million, $0.3 million and $1.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
(2)	Defined benefit retirement plan is presented net of tax benefit of $2.1 million for the year ended December 31, 2019 and tax expense of $0.2 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively.
(3)	Change in cash flow hedging is presented net of tax benefit of $0.4 million for the year ended December 31, 2019 and net of tax expense of $0.3 million for the year ended December 31, 2017.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2016	90,849,428	$2,271	$1,116,227	$(1,237,804)	$(67,184)	$(186,490)
Cumulative effect adjustment - adoption of ASU 2016-09	—	—	—	98,657	—	98,657
Balances at January 1, 2017	90,849,428	2,271	1,116,227	(1,139,147)	(67,184)	(87,833)
Issuance of common stock	1,980,939	50	60,533	—	—	60,583
Stock-based compensation	—	—	(22,697)	—	—	(22,697)
Dividends declared to common stockholders	—	—	—	(226,078)	—	(226,078)
Repurchase of common stock	(8,377,729)	(210)	(61,001)	(438,231)	—	(499,442)
Employee stock purchase plan	35,795	1	1,918	—	—	1,919
Fresh start valuation adjustment for SFOT units purchased	—	—	—	32	—	32
Change in redemption value of partnership units	—	—	(8,715)	—	—	(8,715)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	273,816	—	273,816
Other comprehensive income, net of tax	—	—	—	—	3,303	3,303
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment - adoption of ASU 2018-02 and ASU 2014-09	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	$2,112	$1,086,265	$(1,525,051)	$(73,320)	$(509,994)
Issuance of common stock	1,264,497	31	41,626	—	—	41,657
Stock-based compensation	—	—	(46,684)	—	—	(46,684)
Dividends declared to common stockholders	—	—	—	(265,755)	—	(265,755)
Repurchase of common stock	(1,827,991)	(45)	(14,341)	(96,604)	—	(110,990)
Employee stock purchase plan	37,243	1	2,047	—	—	2,048
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Change in redemption value of partnership units	—	—	(31,273)	—	—	(31,273)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	275,996	—	275,996
Other comprehensive income, net of tax	—	—	—	—	1,822	1,822
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	622,787	16	17,480	—	—	17,496
Stock-based compensation	—	—	13,274	—	—	13,274
Dividends declared to common stockholders	—	—	—	(277,523)	—	(277,523)
Repurchase of common stock	(882)	—	(52)	—	—	(52)
Employee stock purchase plan	49,758	1	2,130	—	—	2,131
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Change in redemption value of partnership units	—	—	(4,249)	—	—	(4,249)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	179,065	—	179,065
Other comprehensive loss, net of tax	—	—	—	—	(3,212)	(3,212)
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$219,818	$316,003	$313,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,230	115,693	111,671
Stock-based compensation	13,274	(46,684)	(22,697)
Interest accretion on notes payable	1,310	1,344	1,056
Loss on debt extinguishment	6,484	—	37,116
Amortization of debt issuance costs	3,563	3,979	4,061
Other, including loss on disposal of assets	(1,029)	574	6,875
Gain on sale of investee	(724)	—	—
Decrease (increase) in accounts receivable	7,725	(39,193)	(3,108)
Increase in inventories, prepaid expenses and other current assets	(14,709)	(3,769)	(1,847)
(Increase) decrease in deposits and other assets	(1,665)	1,633	(3,597)
Decrease in ROU operating leases	7,865	—	—
(Decrease) increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	(15,472)	(13,750)	5,478
Decrease in operating lease liabilities	(7,914)	—	—
(Decrease) increase in accrued interest payable	(4,569)	4,409	(1,396)
Deferred income taxes	78,386	72,893	(1,571)
Net cash provided by operating activities	410,573	413,132	445,067

Cash flows from investing activities:
Additions to property and equipment	(143,913)	(135,624)	(135,219)
Property insurance recoveries	3,737	2,500	523
Acquisition of park assets, net of cash acquired	—	(19,059)	—
Sale of restricted-use investments, net	—	—	3,926
Proceeds from sale of assets	1,050	71	607
Net cash used in investing activities	(139,126)	(152,112)	(130,163)

Cash flows from financing activities:
Repayment of borrowings	(802,750)	(274,000)	(949,161)
Proceeds from borrowings	970,000	356,000	1,313,000
Payment of debt issuance costs	(9,911)	(793)	(37,336)
Payment of cash dividends	(278,951)	(267,044)	(227,101)
Proceeds from issuance of common stock	19,627	43,705	62,502
Stock repurchases	(52)	(110,990)	(499,442)
Purchase of redeemable noncontrolling interest	(217)	(353)	(128)
Distributions to noncontrolling interests	(40,753)	(40,007)	(39,210)
Net cash used in financing activities	(143,007)	(293,482)	(376,876)

Effect of exchange rate on cash	1,131	(426)	2,083

Net increase (decrease) in cash and cash equivalents	129,571	(32,888)	(59,889)
Cash and cash equivalents at beginning of period	44,608	77,496	137,385
Cash and cash equivalents at end of period	$174,179	$44,608	$77,496

Supplemental cash flow information
Cash paid for interest	$114,398	$98,302	$96,045
Cash paid for income taxes	$28,209	$30,009	$14,473

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

1.	Description of Business

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world and the largest operator of waterparks in North America. Of the 26 parks we currently own or operate, 23 parks are located in the United States, two parks are located in Mexico and one park is located in Montreal, Canada.

On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from the current Six Flags Entertainment Corporation ("Holdings")), which had operated regional theme parks and waterparks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 22 of our current parks are branded as "Six Flags" parks and beginning in 2014 we also began the development, with third-party partners, of Six Flags-branded parks outside of North America.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

c.	Fair Value Measurement

Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC Topic 820, Fair Value Measurement, these two types of inputs have created the following fair value hierarchy:

●	Level 1: quoted prices in active markets for identical assets;
●	Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and
●	Level 3: inputs to the valuation methodology are unobservable for the asset or liability.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

●	The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.
●	The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Refer to Note 8 for additional information.
●	The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively. See Note 7 for additional information on our derivative instruments.
d.	Cash Equivalents

Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2019 and 2018.

e.	Inventories

Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a $0.4 million allowance for slow moving inventory as of December 31, 2019 and a nominal valuation allowance as of December 31, 2018.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

f.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $22.9 million of spare parts inventory for existing rides and attractions as of both December 31, 2019 and 2018. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2019 and 2018, we had $1.8 million and $1.6 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

Advertising and promotions expense was $69.5 million, $68.4 million and $63.7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

h.	Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to the Second Amended and Restated Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to the Second Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to debt issuance costs was $3.6 million, $4.0 million and $4.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 8 for further discussion.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

j.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that, we have one reporting unit at the same level for which Holdings common stock is traded, we believe our market capitalization is the best indicator of our reporting unit’s fair value). We perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test.

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

FASB ASC 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the second paragraph under "Recently Adopted Accounting Pronouncements" below, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests and remitted or payable to government taxing authorities. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime they are open as long as the guest remains enrolled in the membership program. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of December 31, 2019, deferred revenue was primarily comprised of (i) advance sales of season passes, all season dining passes and other admissions for the 2020 operating season, and (ii) unredeemed portions of the membership program that will be recognized in 2020.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes and the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2019 and 2018, we have recorded an allowance for doubtful accounts of $8.3 million and $7.4 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

n.	Derivative Instruments and Hedging Activities

We recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

Change in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive (loss) income until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Change in fair value of a derivative that is not designated as a hedge are recorded in other expense, net in the consolidated statements of operations on a current basis.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (collectively, the “June 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into two additional separate interest rate swap agreements with a notional amount of $400.0 million (collectively, the “August 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 7 for a further discussion.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $130.6 million and $115.2 million as of December 31, 2019 and 2018, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss, foreign tax credits and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards before they expire.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2019 and 2018, we had no accrued interest and penalties liability.

Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

For global intangible low taxed income ("GILTI") under the Tax Cuts and Jobs Act, the Company has elected to account for GILTI as a component of tax expense in the period in which the Company is subject to the rules (the "period cost method").

See Note 11 for further discussion.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of Holdings’ stock on the date of grant. See Note 10 for further discussion of stock-based compensation and related disclosures.

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

We or certain of our subsidiaries are a lessee in various noncancelable operating leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”). See below for additional information on recently adopted accounting pronouncements and Note 16 for additional information. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

For our operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (i) the discount rate used to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, we cannot determine the interest rate implicit in the lease and therefore we use the IBR as a discount rate for our leases. The IBR reflects the rate of interest we would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Key assumptions used in determining IBR are our credit rating and unsecured borrowing yield curves, adjusted to get secured borrowing curves using notching and recovery rate methods. The lease term for all of our leases includes the noncancelable period of the lease plus any additional periods covered by an option to extend the lease that we are reasonably certain to exercise. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain that we will exercise the option.

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

Variable lease payments associated with our leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments for operating leases are presented as operating expense in our consolidated statements of operations in the same line item as expense arising from fixed lease payments. Property taxes and insurance paid on behalf of our lessors is included within variable lease payments.

Operating lease ROU assets net of accumulated amortization are presented as "Right-of-use operating leases, net" on the consolidated balance sheets. The current portion of operating lease liabilities is presented as "Short-term operating lease liabilities" and the long-term portion is presented separately as "Long-term operating lease liabilities" on the consolidated balance sheets.

We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with short-term leases are recognized and presented in the same manner as for all other leases.

The ROU assets for operating leases may be periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our consolidated statements of operations.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

v.	Acquisition of Park Assets

On May 22, 2018, we entered into an asset purchase agreement with Premier Parks, LLC and its affiliates to acquire the lease rights to operate five parks owned by EPR Properties, LLC (the "five new parks"). We completed the transaction on June 1, 2018. In connection with the purchase agreement, we entered into operating leases with EPR Properties, LLC, under which we are the tenant. The five new parks were previously operated by Premier Parks, LLC of Oklahoma City and its affiliates. These acquisitions expanded our portfolio of parks in North America to twenty-five at the time of acquisition. The financial results of the five new parks since the acquisition date are included in our consolidated statements of operations. Assets acquired and liabilities assumed, consisting primarily of working capital, are reflected in our consolidated financial statements. We paid $19.1 million in cash to Premier Parks, LLC for the five new parks, which reflects the $23.0 million purchase price, less net working capital and other adjustments. We recorded $29.4 million of goodwill in connection with the acquisition, which is attributable to the excess of the purchase price over the net working capital liabilities we assumed.

w.	Recently Adopted Accounting Pronouncements

In February 2016, FASB released Accounting Standards Update ("ASU") No. 2016-02, Leases ("Topic 842") (“ASU 2016-02”). The main amendments in ASU 2016-02 require recognition on the balance sheet of lease ROU assets and lease liabilities by lessees for those leases classified as operating leases in order to give more transparency on commitments and future cash flow. The new guidance is effective for annual periods beginning after December 15, 2018, including interim periods within the fiscal year. The new standard supersedes the previous lease accounting standard under FASB ASC 840, Leases (“Topic 840”). On January 1, 2019, we adopted Topic 842 using the modified retrospective transition method applied to leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. Refer to Note 16 for additional information.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). The amendments to ASU 2014-09 provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date (“ASU 2015-14”), to defer the effective date of ASU 2014-09 for one year. The new guidance became effective for annual and interim periods beginning after December 15, 2017 and replaced most existing revenue recognition guidance under U.S. GAAP. In March and April 2016, the FASB issued ASU No. 2016-08 and No. 2016-10, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations and Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, respectively (together, “ASU 2016-08/10”). The amendments in ASU 2016-08/10 state that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The effective date and transition requirements for the amendments in ASU 2016 08/10 are the same as the effective date and transition requirements in ASU 2015-14. ASU 2016-08/10 permits the use of either a retrospective or cumulative effect transition method, and early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. On January 1, 2018, we adopted Topic 606 using the modified retrospective transition method applied to those contracts with customers which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under FASB ASC 605, Revenue Recognition (“Topic 605”). Refer to Note 3 for additional information.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

x.	Recent Accounting Pronouncements Not Yet Adopted

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, ("Topic 326"). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. We do not expect the adoption of Topic 326 to have a material impact on our consolidated balance sheets, statements of operations and financial disclosures.

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

In August 2018, FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

3.	Revenue

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The impact of adoption of Topic 606 on our consolidated statements of operations for the year ended December 31, 2019 and 2018 was as follows:

	Year Ended December 31, 2019
		Balances Without	Effect of Change
(Amounts in thousands)	As Reported	Adoption	Higher/(Lower)
Statement of Operations
Revenues
Sponsorship, international agreements and accommodations	$97,361	$97,224	$137

Costs and expenses
Income tax expense	91,942	91,913	29

Net income	179,065	178,957	108

	Year Ended December 31, 2018
		Balances Without	Effect of Change
(Amounts in thousands)	As Reported	Adoption	Higher/(Lower)
Statement of Operations
Revenues
Sponsorship, international agreements and accommodations	$100,116	$101,058	$(942)

Costs and expenses
Income tax expense	95,855	96,053	(198)

Net income	275,996	276,740	(744)

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

We recorded a net reduction to our opening "Accumulated deficit" of $4.9 million, net of taxes of $1.3 million as of January 1, 2018, to recognize the cumulative impact of adopting Topic 606, with the impact primarily related to our international agreements revenue. During the years ended December 31, 2019 and 2018, we recognized $0.1 million more and $0.9 million less revenue, respectively, as a result of applying Topic 606.

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

The following tables present our revenues disaggregated by contract duration for the years ended December 31, 2019, 2018 and 2017, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Year Ended December 31, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$106,233	$20,381	$71,893	$198,507
Short-term contracts and other (a)	709,549	554,059	25,468	1,289,076
Total revenues	$815,782	$574,440	$97,361	$1,487,583

	Year Ended December 31, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$115,612	$25,383	$71,589	$212,584
Short-term contracts and other (a)	694,452	528,144	28,527	1,251,123
Total revenues	$810,064	$553,527	$100,116	$1,463,707

	Year Ended December 31, 2017
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$109,943	$20,498	$57,934	$188,375
Short-term contracts and other (a)	631,332	504,084	35,283	1,170,699
Total revenues	$741,275	$524,582	$93,217	$1,359,074

(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

We recognize season pass revenue in "Park admissions" over the estimated redemption rate as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements, using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue." As a result of the adoption of Topic 606, we recognized an increase to "Sponsorship, international agreements and accommodations" revenue previously recognized in prior periods of $0.1 million and a decrease of $0.9 million during the years ended December 31, 2019 and 2018, respectively.

At January 1, 2018, $111.6 million of unearned revenue associated with outstanding long-term contracts was reported in “Deferred revenue,” and $109.7 million was recognized as revenue for long-term contracts during the year ended December 31, 2018. As of December 31, 2018, the total unearned amount of revenue for remaining long-term contract performance obligations was $100.8 million. At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $161.0 million was recognized as revenue for long-term contracts during the year ended December 31, 2019. As of December 31, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $85.1 million. As of December 31, 2019, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $107.0 million in 2020, $24.1 million in 2021, $23.2 million in 2022 and $5.0 million in 2023 and thereafter.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Short-term Contracts and Other

Our short-term contracts consist primarily of season passes and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from a customer’s purchase of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season for a fixed fee. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We recognize season pass and membership revenues in "Park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue". There was no change in the pattern of recognition for season pass and membership revenue during the year ended December 31, 2019 under Topic 606, as compared to historic accounting under Topic 605.

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

We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed.

For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

4.	Property and Equipment

As of December 31, 2019 and 2018, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2019	2018
Land	$221,616	$221,616
Land improvements	264,417	251,295
Buildings and improvements	318,960	302,957
Rides and attractions	1,213,543	1,118,141
Equipment and other	326,747	310,669
Property and equipment, at cost	2,345,283	2,204,678
Accumulated depreciation	(1,061,287)	(950,996)
Property and equipment, net	$1,283,996	$1,253,682

5.	Goodwill and Intangible Assets

We assess goodwill and intangible assets with indefinite lives for impairment annually during the fourth quarter or when an event occurs or circumstances change that would indicate potential impairment. For the year ended December 31, 2019, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is not likely that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of each of December 31, 2019 and 2018, the carrying amount of goodwill was $659.6 million.

As of December 31, 2019 and 2018, intangible assets, net consisted of the following:

	As of December 31, 2019
	Weighted-Average
	Remaining
	Amortization Period	Gross	Accumulated	Net
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	0.5	24,361	(23,224)	1,137

Total intangible assets, net		$368,436	$(23,224)	$345,212

	As of December 31, 2018
	Weighted-Average
	Remaining
	Amortization Period	Gross	Accumulated	Net
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	1.5	24,361	(20,821)	3,540
Other	42.9	1,726	(312)	1,414

Total intangible assets, net		$370,162	$(21,133)	$349,029

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Amortization expense related to finite-lived intangible assets totaled $2.4 million, $2.4 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2020	$1,014
2021	22
2022	22
2023	22
2024	22
2025 and thereafter	35
$1,137

6.	Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.

The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2017	$227,593	$266,838	$494,431
Fresh start accounting fair market value adjustment for purchased units	(80)	—	(80)
Purchases of redeemable units	(353)	—	(353)
Change in redemption value of partnership units	16,596	14,677	31,273
Net income attributable to noncontrolling interests	20,086	19,921	40,007
Distributions to noncontrolling interests	(20,086)	(19,921)	(40,007)
Balance at December 31, 2018	243,756	281,515	525,271
Purchases of redeemable units	(45)	—	(45)
Fresh start accounting fair market value adjustment for purchased units	(217)	—	(217)
Change in redemption value of partnership units	3,250	999	4,249
Net income attributable to noncontrolling interests	20,452	20,301	40,753
Distributions to noncontrolling interests	(20,452)	(20,301)	(40,753)
Balance at December 31, 2019	$246,744	$282,514	$529,258

See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2019, the redemption value of the noncontrolling partnership units in SFOT and SFOG equaled the carrying values.

7. Derivative Financial Instruments

In June 2019, we entered into the June 2019 Swap Agreements with an aggregate notional amount of $300.0 million to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B. The term of the June 2019 Swap Agreements began in June 2019 and expires in June 2023. Upon execution, we designated and documented the June 2019 Swap Agreements as cash flow hedges. The June 2019 Swap Agreements serve as economic hedges and provide protection against rising interest rates.

In August 2019, we entered into the August 2019 Swap Agreements with an aggregate notional amount of $400.0 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The term of the August 2019 Swap Agreements began in August 2019 and expires in August 2024. Upon execution, we designated and documented the August 2019 Swap Agreements as cash flow hedges. The August 2019 Swap Agreements serve as economic hedges and provide protection against rising interest rates.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

We record derivative instruments at fair value on our consolidated balance sheets. When in qualifying relationships, the effective portion of all cash flow designated derivatives are deferred in accumulated other comprehensive income (“AOCI”) and are reclassified to interest expense when the forecasted transaction takes place. Ineffective changes, if any, and changes in the fair value of derivatives that are not designated as hedging instruments are recorded directly to “interest expense” and “other expense, net”, respectively. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Our derivatives are measured on a recurring basis using Level 2 inputs. The fair value measurements of our derivatives are based on market prices that generally are observable for similar assets or liabilities at commonly quoted intervals.

Derivative assets recorded at fair value in our consolidated balance sheets as of December 31, 2019 and 2018, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	December 31, 2019	December 31, 2018
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$485	$—
Interest Rate Swap Agreements — Noncurrent	1,440	—
	$1,925	$—

Derivative liabilities recorded at fair value in our consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	December 31, 2019	December 31, 2018
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$(788)	$—
Interest Rate Swap Agreements — Noncurrent	(2,667)	—
	$(3,455)	$—

As of December 31, 2019, we had no derivatives not designated as cash flow hedges.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Gains and losses before taxes on derivatives designated as cash flow hedges for the years ended December 31, 2019, 2018 and 2017 were as follows:

							Loss Recognized in
							Operations on Derivatives
	Loss			Loss Reclassified from			(Ineffective Portion and
	Recognized in AOCI			AOCI into Operations			Amount Excluded from
	(Effective Portion)			(Effective Portion)			Effectiveness Testing)
(Amounts in thousands)	2019	2018	2017	2019	2018	2017	2019	2018	2017
Interest Rate Swap Agreements	$(484)	$—	$57	$1,046	$—	$(769)	$—	$—	$30
Total	$(484)	$—	$57	$1,046	$—	$(769)	$—	$—	$30

8.	Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of December 31, 2019, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and an $800.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

On March 26, 2018, we entered into an amendment to the 2015 Credit Facility that reduced the overall borrowing rate on the 2015 Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the issuance of this amendment.

On April 18, 2018, we entered into an amendment to the 2015 Credit Facility that increased our 2015 Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the issuance of this amendment. The proceeds of the additional borrowings were used for general corporate purposes, including share repurchases.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as previously amended). The Second Amended and Restated Credit Facility is comprised of the $350.0 million Second Amended and Restated Revolving Loan and the $800.0 million Second Amended and Restated Term Loan B. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility will be used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate reduces interest expense by approximately $2.0 million annually. We recognized a loss on debt extinguishment of $0.3 million related to the transaction.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2019, no amounts were outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.8 million). As of December 31, 2018, $43.0 million was outstanding under the 2015 Revolving Loan (excluding amounts reserved for letters of credit in the amount of $18.1 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2019, the Second Amended and Restated Revolving Loan unused commitment fee was 0.3%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of December 31, 2019 and 2018, $796.0 million and $583.8 million, respectively, was outstanding under the Second Amended and Restated Term Loan B and the 2015 Term Loan B, respectively. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio.  In June 2019, we entered into the June 2019 Swap Agreements to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into the August 2019 Swap Agreements to further mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. As of December 31, 2019 and 2018, the applicable interest rate on the Second Amended and Restated Term Loan B and the 2015 Term Loan B, respectively, was 3.48% and 4.26%, respectively. Beginning on September 30, 2019, the Amended and Restated Term Loan B became payable in equal quarterly installments of $2.0 million. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, a maximum senior secured net leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.

2021 Notes, 2024 Notes and 2027 Notes

On December 21, 2012, Holdings issued $800.0 million of 5.25% senior unsecured notes due January 15, 2021 (the “2021 Notes”). The proceeds from the 2021 Notes were used to repay the $72.2 million that was outstanding under our 5-year $75.0 million Tranche A Term Loan facility and $277.8 million of the outstanding balance of the Term Loan B. The remaining proceeds were used for share repurchases. Interest payments of $21.0 million were due semi-annually on January 15 and July 15 (except in 2013 when we only made one interest payment of $22.3 million on July 15).

On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the 2015 Term Loan B. We used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily included repurchases of our common stock.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

On April 13, 2017, we issued $500.0 million of 5.50% Senior Notes due April 15, 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year, with the exception of the first payment on October 15, 2017, which was $13.9 million.

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

Total Indebtedness Summary

As of December 31, 2019 and 2018, total debt consisted of the following:

	As of
(Amounts in thousands)	December 31, 2019	December 31, 2018
Credit Facility
Second Amended and Restated Term Loan B	$796,000	$—
2015 Term Loan B	—	583,750
2015 Revolving Loan	—	43,000
2024 Notes	1,000,000	1,000,000
2027 Notes	500,000	500,000
Net discount	(6,535)	(6,792)
Deferred financing costs	(14,581)	(13,446)
Total debt	$2,274,884	$2,106,512
Less current portion of long-term debt	(8,000)	—
Less short-term borrowings	—	(43,000)
Total long-term debt	$2,266,884	$2,063,512

As of December 31, 2019, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2020	8,000
2021	8,000
2022	8,000
2023	8,000
2024	1,008,000
2025 and thereafter	1,256,000
$2,296,000

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Fair-Value of Long-Term Indebtedness

As of December 31, 2019 and December 31, 2018, the fair value of our long-term debt was $2,348.9 million and $2,012.4 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

9.	Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised the following for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Park	$131,619	$129,335	$129,090
Corporate	67,575	2,833	29,980
Total selling, general and administrative expenses	$199,194	$132,168	$159,070

Corporate, selling, general and administrative expense includes stock-based compensation of $13.3 million for the year ended December 31, 2019, and a reversal of stock-based compensation expense of $46.7 million and $22.7 million for the years ended December 31, 2018 and 2017, respectively.

10.	Stock Benefit Plans

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

During the years ended December 31, 2019, 2018, and 2017 we recognized stock-based compensation expense related to the Long-Term Incentive Plan, excluding amounts related to our 2017 Performance Award (as defined below), of $13.0 million, $15.5 million and $16.9 million, respectively.

As of December 31, 2019, options to purchase approximately 6,408,000 shares of common stock of Holdings and approximately 62,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 3,518,000 shares were available for future grant.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The estimated fair value of our options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. We have sufficient historical data to develop an expected term assumption and we calculated the expected term using a mid-point scenario with a one-year grant date filter to exclude grants for which vesting could not have yet occurred. Expected volatility is based three-fourths on the term-matching historical volatility of our stock and one-fourth on the weighted-average implied volatility based on forward-looking pricing data on exchange-traded options for our stock. The expected dividend yield is based on our current quarterly dividend and a three-month average stock price. The fair value of stock options on the date of grant is expensed on a straight line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2019, 2018 and 2017:

	December 31, 2019		December 31, 2018		December 31, 2017
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	1.59%	1.42%	2.52%	2.67%	1.64%	1.56%
Expected life (in years)	3.67	3.67	3.85	3.68	3.85	3.85
Expected volatility	28.62%	26.96%	23.20%	22.51%	21.89%	22.70%
Expected dividend yield	6.47%	6.12%	4.67%	4.54%	4.22%	4.42%

The following table summarizes stock option activity for the year ended December 31, 2019:

		Weighted Avg.	Weighted Avg.
		Exercise Price	Remaining	Aggregate
		Per Share	Contractual	Intrinsic Value
(Amounts in thousands, expect per share and term data)	Shares	($)	Term	($)
Balance at December 31, 2018	5,380	$50.60
Granted	1,971	$56.15
Exercised	(441)	$39.70
Canceled or exchanged	(50)	$51.83
Forfeited	(452)	$59.41
Expired	—	$—
Balance at December 31, 2019	6,408	$52.42	6.91	$15,776
Vested and expected to vest at December 31, 2019	6,122	$52.08	6.81	$15,776
Options exercisable at December 31, 2019	3,066	$46.59	4.64	$15,776

The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2019	2018	2017
Weighted average grant date fair value per share of options granted	$6.38	$8.01	$6.26
Total intrinsic value of options exercised	$7,130	$31,822	$52,955
Total fair value of vested options	$10,253	$8,446	$8,436
Total cash received from the exercise of stock options	$17,495	$41,658	$60,583

As of December 31, 2019, there was $14.9 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 3.30 years.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). "Modified EBITDA” is defined as the Company’s consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. We did not reach late achievement of the 2017 Performance Award goal in 2018 and thus all previously recognized stock-based compensation associated with this award was reversed.

During the year ended December 31, 2016, an additional performance award was established based on our aspirational goal to achieve Modified EBITDA of $750 million by 2020 (the "2020 Performance Award"). The aggregate payout under the performance award to key employees if the target is achieved in 2020 would be 1,025,000 shares plus associated Dividend Equivalent Rights (“DERs”) but could be more or less depending on the level of achievement and the timing thereof. As of December 31, 2019, 857,000 shares have been granted. There has been no stock-based compensation expense recorded for this performance award because it is not deemed probable that we will achieve the specified performance targets as of December 31, 2019. Based on the closing market price of Holdings’ common stock on the last trading day of the quarter ended December 31, 2019, the total unrecognized compensation expense related to this award at target achievement in 2020 is $46.2 million that will be expensed over the service period if it becomes probable of achieving the performance condition. The required growth rate, combined with the uncertainty of the timing of our international agreements revenue over the next few years has led us to revisit our medium-term outlook and conclude that on time or late achievement of the 2020 Performance Award is not reasonably attainable. We will continue to evaluate the probability of achieving the performance condition going forward and record the appropriate expense if necessary.

The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2019:

		Weighted
		Average Grant
		Date Fair Value
		Per Share
(Amounts in thousands, except per share amounts)	Shares	($)
Non-vested balance at December 31, 2018	16	$63.69
Granted	62	$48.29
Vested	(16)	$63.69
Forfeited	—	$—
Canceled	—	$—
Non-vested balance at December 31, 2019	62	$48.29

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2019	2018	2017
Weighted average grant date fair value per share of stock awards granted	$48.29	$63.80	$61.74
Total grant date fair value of stock awards granted	$3,007	$4,185	$750
Total fair value of vested stock awards	$1,027	$3,888	$560

There was $2.2 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2019 that is expected to be recognized over a weighted-average period of 0.80 years.

Deferred Share Units

Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director’s annual cash retainer divided by the closing price of Holdings’ common stock on the date of the annual stockholders meeting. Each DSU represents Holdings’ obligation to issue one share of common stock. The shares are delivered approximately thirty days following the cessation of the non-employee director’s service as a director of Holdings’.

DSUs generally vest consistent with the manner in which non-employee directors’ cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period.

During each of the years ended December 31, 2019, 2018 and 2017, approximately 4,000 DSUs, 3,000 DSUs and 3,000 DSUs were granted, respectively, at a weighted-average grant date fair value of $50.12, $57.04 and $56.32 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million for the years ended December 31, 2019, 2018 and 2017.

As of December 31, 2019, there was no unrecognized compensation expense related to the outstanding DSUs.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted DERs to holders of unvested stock options, at which time, approximately 10.0 million unvested stock options were outstanding. The DERs accrue dividends as of the record date of each of Holdings’ dividends that will be distributed to stock option holders upon the vesting of their stock option award. Holdings will distribute the accumulated accrued dividends pursuant to the DERs in either cash or shares of common stock. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock. In addition, Holdings’ Board of Directors granted similar DERs payable in shares of common stock if and when any shares are granted under the 2020 Performance Award.

Holdings’ Board of Directors granted approximately 2.0 million, 1.5 million and 1.9 million additional options to the majority of our full-time employees as well as DERs in connection with such options during the years ended December 31, 2019, 2018 and 2017, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2017 Performance Award discussed above, we recorded stock-based compensation for DER grants of $5.0 million, $5.9 million and $4.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Employee Stock Purchase Plan

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. No more than 2,000,000 shares of common stock of Holdings may be issued pursuant to the ESPP. Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2019, we had 1,652,000 shares available for purchase pursuant to the ESPP.

In accordance with FASB ASC Topic 718, Stock Based Compensation, stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2019 and 2018, no purchase rights were outstanding under the ESPP.

Stock-based compensation consisted of the following amounts for the years ended December 31, 2019, 2018 and 2017. We present separately the reversal of previously recorded stock-based compensation related to the 2017 Performance Award from our Long-Term Incentive Plan and Employee Stock Purchase Plan.

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Long-Term Incentive Plan
Options and other	$13,037	$15,543	$16,910
Performance awards	—	(62,512)	(39,935)
Employee Stock Purchase Plan	237	285	328
Total Stock-Based Compensation	$13,274	$(46,684)	$(22,697)

11.	Income Taxes

The following table summarizes the domestic and foreign components of our income before income taxes for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Domestic	$297,752	$383,875	$301,322
Foreign	14,008	27,983	27,730
Income before income taxes	$311,760	$411,858	$329,052

The following table summarizes the components of income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017:

(Amounts in thousands)	Current	Deferred	Total
2019:
U.S. federal	$(2,960)	$67,975	$65,015
Foreign	5,812	1,169	6,981
State and local	10,704	9,242	19,946
Income tax expense	$13,556	$78,386	$91,942
2018:
U.S. federal	$(58)	$65,976	$65,918
Foreign	11,752	626	12,378
State and local	11,268	6,291	17,559
Income tax expense	$22,962	$72,893	$95,855
2017:
U.S. federal	$(72)	$(6,774)	$(6,846)
Foreign	11,840	(2,231)	9,609
State and local	5,829	7,434	13,263
Income tax expense (benefit)	$17,597	$(1,571)	$16,026

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Recorded income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 21% for the year ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017 to income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Computed "expected" federal income tax expense	$65,470	$86,490	$115,168
Effect of noncontrolling interest income distribution	(8,558)	(8,401)	(13,724)
Change in valuation allowance	15,469	1,663	413
Effect of state and local income taxes, net of federal tax benefit	18,622	12,980	10,767
Deductible compensation in excess of book	(2,029)	(5,392)	(13,757)
Nondeductible compensation	635	1,167	2,201
Effect of foreign income taxes	2,084	4,544	2,367
Effect of foreign earnings earned and remitted in the same year	(302)	2,317	4,402
Effect of foreign tax credits	(407)	(996)	(5,357)
Effect of Tax Reform, including change in valuation allowance of $20,824	—	—	(84,599)
Other, net	958	1,483	(1,855)
Income tax expense	$91,942	$95,855	$16,026

In connection with emergence from Chapter 11, the Company’s prepetition debt securities, primarily the prepetition notes issued by Six Flags, Inc. (which changed its corporate name to Six Flags Entertainment Corporation (Holdings) upon emergence from bankruptcy in 2010) and SFO, were extinguished. Absent an exception, a debtor recognizes cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code ("IRC") provides that a debtor in a bankruptcy case may exclude CODI from income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, we were able to retain a significant portion of our federal net operating losses (“NOLs”) and state NOLs (collectively, the "Tax Attributes") after reduction of the Tax Attributes for CODI realized on emergence from Chapter 11. As a result of emergence from Chapter 11, the Company’s NOLs were reduced by approximately $804.8 million of CODI.

Sections 382 and 383 of the IRC impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards that a corporation has at the time of a so-called "ownership change" within the meaning of IRC Section 382. The Company’s issuance of stock pursuant to its reorganization under Chapter 11 in 2010 resulted in such an ownership change. The limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company’s limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried. As a result of the Section 382 limitation, the Company may have a cash tax liability in future years even though its deferred tax assets have not been exhausted. A subsequent ownership change could further limit the Company’s utilization of NOLs and other Tax Attributes if a smaller limitation resulted from the subsequent ownership change or applied to NOLs and other Tax Attributes accumulated after emergence from Chapter 11.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and 7 to 12 years for tax reporting purposes) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2019 and 2018:

	December 31,
(Amounts in thousands)	2019	2018
Deferred tax assets	$191,349	$233,980
Less: Valuation allowance	130,641	115,172
Net deferred tax assets	60,708	118,808
Deferred tax liabilities	307,829	292,806
Net deferred tax liability	$247,121	$173,998

	December 31,
(Amounts in thousands)	2019	2018
Deferred tax assets:
Federal net operating loss carryforwards	$12,615	$19,334
State net operating loss carryforwards	107,303	117,236
Deferred compensation	8,240	6,873
Foreign tax credits	20,469	39,300
Alternative minimum tax credits	3,296	6,591
Accrued insurance, pension liability and other	39,426	44,646
Total deferred tax assets	$191,349	$233,980

Deferred tax liabilities:
Property and equipment	$226,872	$209,070
Intangible assets and other	80,957	83,736
Total deferred tax liabilities	$307,829	$292,806

As of December 31, 2019, we had approximately $0.2 billion and $5.8 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $20.5 million expire between 2020 and 2027. We have a valuation allowance of $130.6 million and $115.2 million as of December 31, 2019 and 2018, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. We analyze our ability to use our foreign tax credits based on our most probable outcome for future foreign sourced income. Based on that analysis, we have determined it is not more likely than not that some of our foreign tax credits will not be fully utilized and have established a valuation allowance of approximately $17.1 million at December 31, 2019. The remainder of our valuation allowance at December 31, 2019 and 2018 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.

Our unrecognized tax benefit as of each of December 31, 2019 and 2018 was $25.7 million. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company’s NOL position, we have not accrued any penalties and interest.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

12.	Preferred Stock, Common Stock and Other Stockholders’ Equity

Common Stock

As of December 31, 2019, the number of authorized shares of common stock was 280,000,000, of which 84,633,845 shares were outstanding, 3,518,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,652,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.

On June 7, 2016, Holdings announced that its Board of Directors approved a new stock repurchase program that permitted Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "June 2016 Stock Repurchase Plan"). Holdings fully utilized the availability under the June 2016 Stock Repurchase Plan by May 2017. Throughout the program, Holdings repurchased 8,392,000 shares at a cumulative cost of approximately $500.0 million and an average price per share of $59.58.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 18, 2020, Holdings had repurchased 4,604,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.27 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

During the years ended December 31, 2019, 2018 and 2017, Holdings’ Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends
Paid
Per Share
2019:
Fourth Quarter	$0.83
Third Quarter	$0.82
Second Quarter	$0.82
First Quarter	$0.82
2018:
Fourth Quarter	$0.82
Third Quarter	$0.78
Second Quarter	$0.78
First Quarter	$0.78
2017:
Fourth Quarter	$0.70
Third Quarter	$0.64
Second Quarter	$0.64
First Quarter	$0.64

Preferred Stock

As of December 31, 2019, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings’ Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’ common stock. If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Accumulated Other Comprehensive (Loss) Income

The balances for each component of accumulated other comprehensive (loss) income are as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balance as of December 31, 2016	$(31,942)	$(826)	$(43,960)	$9,544	$(67,184)
Net current period change	3,120	57	1,136	(2,106)	2,207
Amounts reclassified from AOCI	—	769	865	(538)	1,096
Balance as of December 31, 2017	$(28,822)	$—	$(41,959)	$6,900	$(63,881)
Net current period change	1,470	—	167	(351)	1,286
Amounts reclassified from AOCI	—	—	721	(185)	536
Effects of Adoption of ASU 2018-02	—	—	—	(9,439)	(9,439)
Balances at December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)
Net current period change	5,168	(484)	(9,006)	1,283	(3,039)
Amounts reclassified from AOCI	—	(1,046)	795	78	(173)
Balances at December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)

The Company had the following reclassifications out of accumulated other comprehensive income (loss) during the years ended December 31, 2019, 2018 and 2017:

		Amount of Reclassification from AOCI
		Year Ended December 31,
Component of AOCI	Location of Reclassification into Income	2019	2018	2017
Amortization of loss on interest rate hedge	Interest expense	$(1,046)	$—	$769
	Income tax benefit	276	—	(279)
	Net of tax	$(770)	$—	$490

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$795	$721	$865
	Income tax expense	(198)	(185)	(259)
	Net of tax	$597	$536	$606

Total reclassifications		$(173)	$536	$1,096

13.	Pension Benefits

As part of the acquisition of Former SFEC, we assumed the obligations related to the SFTP Defined Benefit Plan (the "SFTP Benefit Plan"). The SFTP Benefit Plan covered substantially all of SFTP’s employees. During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of 10 years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive five-year period during the employee’s last ten years of employment and years of service. The SFTP Benefit Plan assets are invested primarily in equity and fixed income securities, as well as alternative investments, such as hedge funds. The SFTP Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Obligations and Funded Status

The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Change in benefit obligation:
Beginning balance	$201,752	$218,746	$216,571
Interest cost	7,993	7,386	8,283
Actuarial loss (gain)	25,632	(16,324)	11,402
Benefits paid	(13,919)	(8,056)	(17,510)
Benefit obligation at end of period	$221,458	$201,752	$218,746

Change in fair value of plan assets:
Beginning balance	$184,758	$190,534	$178,375
Actual return on assets	29,815	(2,497)	25,240
Employer contributions	6,000	6,000	6,000
Administrative fees	(13,918)	(1,223)	(1,571)
Benefits paid	(1,192)	(8,056)	(17,510)
Fair value of plan assets at end of period	$205,463	$184,758	$190,534

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2019 and 2018, the SFTP Benefit Plan’s projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $16.0 million and $17.0 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets. Other net periodic pension benefit is disclosed within the consolidated statement of operations due to the adoption of ASU 2017-07.

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2019	2018
Discount rate	3.00%	4.05%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)

The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net periodic benefit cost:
Service cost	$1,300	$1,300	$1,700
Interest cost	7,993	7,386	8,283
Expected return on plan assets	(13,296)	(13,737)	(12,831)
Amortization of net actuarial loss	795	721	865
Total net periodic benefit	$(3,208)	$(4,330)	$(1,983)

Other comprehensive income:
Current year actuarial gain	$(9,006)	$167	$1,136
Recognized net actuarial loss	795	721	865
Total other comprehensive gain	$(8,211)	$888	$2,001

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018, we have recorded $56.1 million (net of tax expense of $6.8 million) and $49.9 million (net of tax expense of $8.8 million), respectively, in accumulated other comprehensive loss in our consolidated balance sheets.

We anticipate that $1.0 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2020.

The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2019	2018	2017
Discount rate	4.05%	3.45%	3.90%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	7.25%	7.25%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	26.87	27.77	26.33

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

The primary financial objective of the SFTP Benefit Plan is to secure participant retirement benefits. To achieve this, the key objective in the SFTP Benefit Plan’s financial management is to promote stability and, to the extent appropriate, growth in funded status. Other related and supporting financial objectives are also considered in conjunction with a comprehensive review of current and projected SFTP Benefit Plan financial requirements.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Plan Assets

The target allocations for plan assets are 3% domestic equity securities, 65% fixed income securities, 18% international equity securities, and 14% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$6,844	$6,844	$—	$—
International Equity (b)	35,962	35,962	—	—
Fixed Income:
Long Duration Fixed Income (c)	133,592	133,592	—	—
Alternatives:
Other Investments (f)	29,065	—	—	—
Fair Value of Plan Assets	$205,463	$176,398	$—	$—

	Fair Value Measurements as of December 31, 2018
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$15,894	$15,894	$—	$—
International Equity (b)	22,022	22,022	—	—
Fixed Income:
Long Duration Fixed Income (c)	109,408	109,408	—	—
High Yield (d)	4,965	4,965	—	—
Emerging Markets Debt (e)	4,566	4,566	—	—
Alternatives:
Other Investments (f)	27,903	—	—	—
Fair Value of Plan Assets	$184,758	$156,855	$—	$—
(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.
(b)	This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.
(c)	The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.
(d)	The high yield portion of the fixed income portfolio consists of mutual funds invested primarily in fixed income securities that are rated below investment grade. The mutual funds are actively traded on the registered exchanges.
(e)	The emerging debt portion of the portfolio consists of mutual funds primarily invested in the debt securities of government, government-related and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers. The mutual funds are actively traded on the registered exchanges.
(f)	Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 or 90 day period redemption notice.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Expected Cash Flows

The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2020	$6,000
Total expected contributions	$6,000

Expected benefit payments:
2020	$10,221
2021	10,665
2022	11,174
2023	11,518
2024	11,815
2025 through 2029	61,203
Total expected benefit payments	$116,596

14.	Earnings Per Common Share

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

For the years ended December 31, 2019, 2018 and 2017, the computation of diluted earnings per common share included the effect of 0.6 million, 1.3 million and 1.7 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2019, 2018 and 2017, the computation of diluted earnings per common share excluded the effect of 3.5 million, 0.7 million and 0.4 million antidilutive stock options and restricted stock units, respectively. Earnings per common share for the years ended December 31, 2019, 2018 and 2017 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Net income attributable to Six Flags Entertainment Corporation common stockholders	$179,065	$275,996	$273,816

Weighted-average common shares outstanding—basic	84,348	84,100	86,802
Effect of dilutive stock options and restricted stock units	620	1,345	1,692
Weighted-average common shares outstanding—diluted	84,968	85,445	88,494

Earnings per share—basic	$2.12	$3.28	$3.15
Earnings per share—diluted	$2.11	$3.23	$3.09

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

15.	Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2019, our share of the distribution will be approximately $32.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2019, is $409.7 million in the case of SFOG and $527.3 million in the case of SFOT. As of December 31, 2019, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2019 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.100 units from the Texas partnership for approximately $0.2 million in May 2019. Pursuant to the 2018 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.175 units from the Texas partnership for approximately $0.4 million in May 2018. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2019 at both parks aggregated approximately $529.3 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. The $350.0 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. The 2018 merger of Time Warner and AT&T Inc. did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

We incurred $21.8 million of capital expenditures at these parks during the 2019 season and intend to incur approximately $24.8 million of capital expenditures at these parks for the 2020 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.3 million of cash in 2019 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2019 and 2018, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners in prior years.

License Agreements

We are party to a license agreement pursuant to which we have the exclusive right on a long-term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The term of the agreement expires in 2053. The license fee is subject to periodic scheduled adjustments, including market resets in 2020 and 2035, and CPI increases, and is payable on a per-theme park basis.

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

Insurance

We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our retention contingencies. For workers’ compensation claims arising after November 15, 2003, our deductible is $0.75 million. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain information security and privacy liability insurance in the amount of $10.0 million with a $0.25 million retention per event.

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2020. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Capital Expenditures

We plan to strategically reinvest in our properties to improve the guest experience.

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

On January 7, 2016, a potential class action complaint was filed against Six Flags Entertainment Corporation in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

During 2017, four potential class action complaints were filed against Six Flags Entertainment Corporation or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois, on September 1, 2017, in the United States District Court for the Northern District of Georgia, on September 11, 2017, in the Superior Court of Los Angeles County, California, and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts, and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court, and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020.  We intend to seek further review with the Illinois Supreme Court.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations.  Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the has appealed. We intend to vigorously defend ourselves against these lawsuits. The outcome of these lawsuits is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

On March 8, 2016, certain plaintiffs filed a complaint against one of our subsidiaries in the Superior Court of Massachusetts, Suffolk County, on behalf of a purported class of current and former employees of Six Flags New England. The complaint alleges violations of Massachusetts law governing employee overtime and rest breaks, and seeks damages in the form of unpaid wages for overtime and meal breaks and related penalties. On July 2, 2018, the plaintiffs filed a motion for class certification of two classes, an overtime class and a meal break class. On November 8, 2018, the court granted class certification for the overtime class and denied class certification for the meal break class. On June 20, 2019, in response to competing motions for summary judgment on the application of an overtime wage exemption applicable to amusement parks that operate no more than 150 days per year, the court agreed that the defendant park did not operate more than 150 days in 2013, 2014, and 2016, but found that it did operate more than 150 days in 2015, 2017 and 2018, for which the defendant park would owe overtime wages. On September 26, 2019, we filed a motion for reconsideration with respect to 2017 and 2018, because the defendant park relied on a separate overtime wage law exemption applicable to a separate and distinct operation of the business in those years. On December 6, 2019, the court denied our motion for reconsideration. We continue to vigorously defend ourselves against this litigation. However, there can be no assurance regarding the ultimate outcome of this litigation and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

Tax and other contingencies

As of December 31, 2019 and 2018, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

16. Leases

On January 1, 2019, we adopted Topic 842 using the modified retrospective approach on leases with terms extending past January 1, 2019. Results for reporting periods beginning after January 1, 2019, are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 840. As a result, we were not required to adjust our comparative period financial information for the effects of Topic 842 or make new lease disclosures for comparative prior periods before the date of adoption. See Note 2 (u. Leases) for additional information concerning our accounting policies and the election of certain practical expedients under Topic 842.

Upon adoption of Topic 842 on January 1, 2019, we recorded right-of-use assets and corresponding liabilities of $207.4 million and $204.3 million, respectively, with the impact primarily related to our leases of operating rights for theme park and waterpark properties and land. There was not a material impact to our consolidated statements of operations or statements of cash flows as a result of adoption of Topic 842.

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 46 years, some of which include an option to extend the underlying leases for up to 20 years, and some of which include an option to terminate the underlying lease within one year. For our noncancelable operating leases with such options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the year ended December 31, 2019 are as follows:

Year Ended
(Amounts in thousands)	December 31, 2019
Operating lease cost	$24,890
Short-term lease cost	6,925
Variable lease cost	5,979
Total lease cost	$37,794

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Lease costs for the year ended December 31, 2019 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during the years ended December 31, 2018 and 2017 was $29.3 million and $16.8 million, respectively.

Other information related to leases for the year ended December 31, 2019 is as follows:

Year Ended
(Amounts in thousands, except for lease term and discount rate)	December 31, 2019
Cash paid for amounts included in the measurement of lease liability operating cash flows	$24,140
ROU assets obtained in exchange for lease liabilities	4,808
Weighted-average remaining lease term (in years)	19.48
Weighted-average discount rate	6.90%

Maturities of noncancelable operating lease liabilities under Topic 842 as of December 31, 2019 are summarized in the table below.

(Amounts in thousands)	As of December 31, 2019
2020	$23,802
2021	22,654
2022	21,641
2023	21,424
2024	19,289
Thereafter	269,055
Total	$377,865
Less: present value discount	(179,007)
Lease liability	$198,858

Future minimum lease payments for the long-term noncancelable operating leases under Topic 840 as of December 31, 2018 are summarized in the table below:

(Amounts in thousands)	As of December 31, 2018
2019	$23,936
2020	23,266
2021	22,384
2022	21,626
2023	21,563
Thereafter	314,799
Total	$427,574

We have elected the package of practical expedients for adoption of Topic 842 permitted under the transition guidance within the standard, which among other things allows us to carry forward historical lease classification, indirect costs and the original determination of whether or not a contract contained a lease.

We have elected the practical expedient to not separate a qualifying lease into its lease and non-lease components.

17.	Business Segments

We manage our operations on an individual park location basis, including operations from parks owned, managed and branded. Discrete financial information is maintained for each park and provided to our corporate management for review and as a basis for decision making. The primary performance measures used to allocate resources is Park EBITDA (defined as park-related operating earnings, excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures). Substantially all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment - parks.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The following table presents segment financial information and a reconciliation of net income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net income	$219,818	$316,003	$313,026
Interest expense, net	113,302	107,243	99,010
Income tax expense	91,942	95,855	16,026
Depreciation and amortization	118,230	115,693	111,671
Corporate expenses (excluding stock-based compensation)	54,301	48,679	52,105
Stock-based compensation	13,274	(46,684)	(22,697)
Non-operating park level expense, net:
Loss on disposal of assets	2,162	1,879	3,959
Loss on debt extinguishment, net	6,484	—	37,116
Other expense, net	2,542	3,508	271
Park EBITDA	$622,055	$642,176	$610,487

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, intangible assets and right-of-use assets), revenues and income before income taxes by domestic and foreign categories as of or for the years ended December 31, 2019, 2018 and 2017:

	Domestic	Foreign	Total
As of or for the year ended December 31, 2019
Long-lived assets	$2,347,578	$142,376	$2,489,954
Revenues	1,370,367	117,216	1,487,583
Income before income taxes	297,752	14,008	311,760
As of or for the year ended December 31, 2018
Long-lived assets	$2,160,970	$101,359	$2,262,329
Revenues	1,335,787	127,920	1,463,707
Income before income taxes	383,875	27,983	411,858
As of or for the year ended December 31, 2017
Long-lived assets	$2,121,157	$98,635	$2,219,792
Revenues	1,240,018	119,056	1,359,074
Income before income taxes	301,322	27,730	329,052

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

18.	Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31, 2019
	First	Second	Third	Fourth
(Amounts in thousands)	Quarter	Quarter	Quarter	Quarter
Total revenue	$128,193	$477,210	$621,180	$261,000
Income before income taxes	(93,789)	133,571	261,835	10,143
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(69,132)	79,519	179,833	(11,155)
Net (loss) income per weighted average common share outstanding:
Basic	$(0.82)	$0.94	$2.13	$(0.13)
Diluted	(0.82)	0.94	2.11	(0.13)

	Year Ended December 31, 2018
	First	Second	Third	Fourth
(Amounts in thousands)	Quarter	Quarter	Quarter	Quarter
Total revenue	$128,964	$445,420	$619,820	$269,503
Income before income taxes	(82,020)	118,418	259,681	115,781
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(62,345)	74,502	184,417	79,422
Net (loss) income per weighted average common share outstanding:
Basic	$(0.74)	$0.89	$2.19	$0.94
Diluted	(0.74)	0.88	2.16	0.93

We operate a seasonal business. In particular, our theme park and waterpark operations contribute most of their annual revenue during the period from Memorial Day to Labor Day each year.

During the second and third quarter of 2017, it was determined that achieving the Modified EBITDA performance target related to the 2017 Performance Award would be difficult due to adverse weather and natural disasters experienced during the summer months of 2017, but late achievement of the 2017 Performance Award target was probable by the end of 2018. As a result, we recorded a reversal to stock-based compensation expense related to this award in the second and third quarters of 2017 of $27.9 million and $45.0 million, respectively, to reflect partial achievement of the 2017 Performance Award. The 2017 Performance Award provided for late achievement of the Modified EBITDA performance target in 2018, which did not occur. As a result, we recorded a reversal to stock-based compensation expense of $81.7 million in the fourth quarter of 2018 related to the 2017 Performance Award. Refer to Note 10 for further discussion.

19. Subsequent Event

On February 12, 2020, a purported stockholder class action lawsuit was filed ostensibly on behalf of purchasers of the Company’s common stock during the period between April 25, 2018 to January 9, 2020, by Electrical Workers Pension Fund, Local 103, I.B.E.W. in the U.S. District Court for the Northern District of Texas against Six Flags Entertainment Corporation and certain of its current and former executive officers.   The complaint alleges, among other things, that the defendants made materially false and misleading statements, and failed to disclose material adverse facts, regarding the Company’s business, operations and growth prospects, in violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Specifically, the complaint alleges that the defendants downplayed the significance of its disclosures and misrepresented the prospects of the development of its Six Flags branded parks in China.  The Company believes that the lawsuit is without merit and intends to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2019, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2019

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

On February 20, 2020, we announced that Marshall Barber will retire as Executive Vice President and Chief Financial Officer of the Company. Mr. Barber will continue to serve as Executive Vice President and Chief Financial Officer through February 24, 2020, and will remain with the Company as an Advisor until August 31, 2020, assisting with the transition of a new chief financial officer.

Leonard Russ, 46, who currently serves as the Company’s Senior Vice President of Strategic Planning and Analysis, will assume the role of interim chief financial officer effective upon Mr. Barber stepping down from that position on February 24, 2020. From October 2010 until February 2016, before being named Senior Vice President of Strategic Planning and Analysis, Mr. Russ served as Vice President and Chief Accounting Officer of the Company. In that role, he was responsible for overseeing the Company’s accounting function and the finance functions of the Company’s western region parks. Mr. Russ began his career at the Company in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within the Company before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Vice President and Chief Accounting Officer. Mr. Russ holds a B.B.A. degree in Accounting from the University of Texas at Arlington.

On February 20, 2020, Mr. Barber and the Company entered into a Transition and Retirement Agreement (the “Transition Agreement”) to facilitate a smooth transition. The Transition Agreement provides that, on February 24,

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

2020, Mr. Barber’s employment agreement with the Company will terminate and Mr. Barber will continue employment as an Advisor under the Transition Agreement. The Transition Agreement provides that, as an Advisor, Mr. Barber will be entitled to, among other things, a base salary at a rate of $10,913.46 per week through August 31, 2020. Mr. Barber will continue to participate in or receive benefits under the employee benefit programs of the Company, including the Company’s life, health and disability programs, as well as to receive reimbursement of certain expenses incurred during his employment, as provided in the Transition Agreement. The Transition Agreement also contains customary non-competition, indemnification, confidentiality and proprietary information provisions.

As disclosed on November 15, 2019, Lance Balk had informed the Company of his intention to retire as Executive Vice President and General Counsel of the Company and had entered into a Transition and Retirement Agreement with the Company to facilitate a smooth transition. Pursuant to such Transition and Retirement Agreement, Mr. Balk and the Company have agreed that Mr. Balk will cease to be Executive Vice President and General Counsel on March 2, 2020 and will provide transitional and advisory services pursuant to the Transition and Retirement Agreement through March 2, 2022. The Transition and Retirement Agreement for Mr. Balk was previously filed with the Company’s Current Report on Form 8-K filed on November 15, 2019.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, our codes of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in our Proxy Statement for our 2020 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2019 (the "2020 Proxy Statement").

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled "2019 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance," “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" in the 2020 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2020 Proxy Statement.

Equity Compensation Plan Information

The following table contains information as of December 31, 2019 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

	(a)		(b)		(c)
	Number of securities		Weighted-average		Number of securities
	to be		exercise price of		remaining available
	issued upon exercise		outstanding		for future issuance
	of outstanding options,		options, warrants		under equity
Plan Category	warrants and rights		and rights		compensation plans
Equity compensation plans approved by security holders	6,408,000	(1)	$52.42	(2)	5,170,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	6,408,000		$52.42		5,170,000
(1)	Excludes restricted stock units outstanding under the Company’s Long-Term Incentive Plan and rights outstanding under the Company’s Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company’s Employee Stock Purchase Plan.
(2)	The determination of the weighted-average exercise price excludes outstanding rights under the Company’s Employee Stock Purchase Plan and restricted stock units under the Company’s Long-Term Incentive Plan.
(3)	Consists of 1,652,000 shares reserved for issuance under the Company’s Employee Stock Purchase Plan and 3,518,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2020 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related and Tax Fees" in the 2020 Proxy Statement.

PART IV

ITEM 15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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
3.1

Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2011.

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on July 25, 2018.

3.3	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018.
4.1

Registration Rights Agreement, dated as of April 30, 2010, between Six Flags Entertainment Corporation and certain holders of Common Stock—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.

4.2

Indenture, dated as of December 21, 2012, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2012.

4.3	Form of 5.25% Senior Note due 2021—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2012.
4.4

Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.5

Form of 4.875% Senior Note due 2024 (included as Exhibit A to Exhibit 4.4)—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.6

Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.7

Form of 5.500% Senior Notes due 2027 (included as Exhibit A to Exhibit 4.6)-incorporated by reference to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.8	*	Description of Securities.
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

10.4

Amendment No. 3 to Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.5

Amendment No. 4 to Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.6

Amendment No. 5 to Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.7

Amendment No. 6 to Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.8

Amendment No. 7 to Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.9	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.8 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.
10.10	†

Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 11, 2010.

10.11	†

Form of Nonqualified Stock Option Agreement and Dividend Equivalent Rights Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2012.

10.12	†

Employment Agreement, dated August 12, 2010, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.13	†

Restricted Shares Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.14	†

Nonqualified Stock Option Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Plan, between James Reid-Anderson and Six Flags Entertainment Corporation, dated August 12, 2010—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 18, 2010.

10.15	†

Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

10.16	†

Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.

10.17	†

Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.

10.18	†

Amendment No. 1 to Employment Agreement, dated March 7, 2011, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit (10)(jjjj) to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.19	†

Form of Amendment by and between Six Flags Entertainment Corporation and Certain Executives—James Reid-Anderson, Al Weber, Jr., John M. Duffey and Lance C. Balk—incorporated by reference to Exhibit (10) (kkkk) to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2010.

10.20	†	Director Deferral Election—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on September 1, 2011.
10.21

$1,135,000,000 Credit Agreement, dated as of December 20, 2011, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the several lenders from time to time parties thereto, Wells Fargo Bank, N. A., as Administrative Agent, an Issuing Lender and a Swing Line Lender, Wells Fargo Securities, LLC, as Lead Arranger, Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Bank plc, as Co-Documentation Agents, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as Co-Syndication Agents, and Wells Fargo Securities, LLC, Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Barclays Capital, as Joint Bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 20, 2011.

10.22

Guarantee and Collateral Agreement, dated as of December 20, 2011, by Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and each of the other signatories thereto, as Grantors, in favor of Wells Fargo Bank, N. A., as Administrative Agent, for the banks and other financial institutions or entities from time to time parties to the $1,135,000,000 Credit Agreement dated as of December 20, 2011—incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2011.

10.23	†

Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit—incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2012.

10.24	†	Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2012.

10.25

Form of First Amendment to Credit Agreement by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors listed on the signature pages thereto, Wells Fargo Bank, National Association, as administrative agent, and several lenders (without exhibits)—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 5, 2012.

10.26

Second Amendment to Credit Agreement, dated as of December 23, 2013, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors listed on the signature pages thereto, Wells Fargo Bank, National Association, as administrative agent, and several lenders (without exhibits)—incorporated by reference to Exhibit 10.60 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.27	†

Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.28	†

Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2014.

10.29

$950,000,000 Amended and Restated Credit Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc. and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass and HSBC Bank USA, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on July 1, 2015.

10.30

Amended and Restated Guarantee and Collateral Agreement, dated as of June 30, 2015, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on July 1, 2015.

10.31	†

Employment Agreement, dated as of February 18, 2016, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.47 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.32	†

Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.33	†	List of Project 750 Awards—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.34	†	Project 750 Program Overview—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.35	†	Form of Project 750 Program Award Agreement—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 26, 2016.
10.36

First Amendment to Credit Agreement, dated as of June 16, 2016, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

10.37

Second Amendment to Amended and Restated Credit Agreement, dated as of December 20, 2016, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2016.

10.38	†

Amendment No.1 to Employment Agreement, dated as of February 10, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 13, 2017.

10.39	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.
10.40

Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of June 21, 2017, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent-incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 21, 2017.

10.41	†

Employment Agreement, dated as of July 18, 2017, by and between James Reid-Anderson and Six Flags Entertainment Corporation-incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on July 21, 2017.

10.42	†

Employment Agreement, dated as of November 17, 2017, by and between Kathy Aslin and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) filed on February 20, 2018.

10.43

Fourth Amendment to Amended and Restated Credit Agreement, dated as of March 26, 2018, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 25, 2018.

10.44

First Incremental Amendment to Amended and Restated Credit Agreement, dated as of April 18, 2018, by and among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto, the Incremental Term Lenders (as defined therein), and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 25, 2018.

10.45	†

Retirement Agreement, dated as of March 7, 2019, by and between James Reid-Anderson and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on March 7, 2019.

10.46

$1,150,000,000 Second Amended and Restated Credit Agreement , dated as of April 17, 2019, among the Company, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass Bank, HSBC Bank USA, National Association and PNC Bank, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Bank USA, National Association, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.47

Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.48	†

Employment Agreement, dated as of October 24, 2019, by and between Michael Spanos and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 24, 2019.

10.49	†

Transition and Retirement Agreement, dated as of November 15, 2019, by and between Lance Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2019.

10.50

Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on January 31, 2020.

10.51	†*	Amendment No.1 to Employment Agreement, dated as of February 18, 2020, by and between Michael Spanos and Six Flags Entertainment Corporation.
10.52	†*	Transition and Retirement Agreement, dated as of February 19, 2020, by and between Marshall Barber and Six Flags Entertainment Corporation.
21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

*	Filed herewith
†	Management contract or compensatory plan
(a)	Exhibits

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

Six Flags Entertainment Corporation will furnish any exhibit upon the payment of a reasonable fee, which fee will be limited to Six Flags Entertainment Corporation’s reasonable expenses in furnishing such exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2020

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ MICHAEL SPANOS
Michael Spanos President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ MICHAEL SPANOS	President and Chief Executive Officer (Principal Executive Officer)	February 20, 2020
Michael Spanos

/s/ MARSHALL BARBER	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2020
Marshall Barber

/s/ TAYLOR BROOKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 20, 2020
Taylor Brooks

/s/ RICHARD W. ROEDEL	Non-Executive Chairman	February 20, 2020
Richard W. Roedel

/s/ KURT CELLAR	Director	February 20, 2020
Kurt Cellar

/s/ NANCY A. KREJSA	Director	February 20, 2020
Nancy A. Krejsa

/s/ JON L. LUTHER	Director	February 20, 2020
Jon L. Luther

/s/ STEPHEN D. OWENS	Director	February 20, 2020
Stephen D. Owens

/s/ ARIK RUCHIM	Director	February 20, 2020
Arik Ruchim