Form 10-Q
period 2020-03-31
Six Flags Entertainment Corp
filed 2020-04-30
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2020 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 27, 2020, Six Flags Entertainment Corporation had 84,686,501 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10 Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding (i) the timing and conditions under which we may reopen some or all of our parks, (ii) the operation of our parks in light of the COVID-19 pandemic following their anticipated reopening, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to modify the timing of certain contractual payments owed, (v) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (vi) our ability to obtain additional financing, (vii) our expectations regarding future interest payments, (viii) our expectations regarding the effect of certain accounting pronouncements, (ix) our expectations regarding the cost or outcome of any litigation or other disputes and (x) our annual income tax liability and the availability of net operating loss carryforwards and other tax benefits. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including with respect to business operations, safety protocols and public gatherings;
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or contagious disease outbreaks occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;
•	adverse weather conditions such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") and in this Quarterly Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2019 Annual Report and in this Quarterly Report. All forward-looking statements in this

Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	March 31, 2020	December 31, 2019
(Amounts in thousands, except share data)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,811	$174,179
Accounts receivable, net	71,558	108,679
Inventories	42,397	32,951
Prepaid expenses and other current assets	79,496	60,431
Total current assets	216,262	376,240
Property and equipment, net:
Property and equipment, at cost	2,364,872	2,345,283
Accumulated depreciation	(1,073,198)	(1,061,287)
Total property and equipment, net	1,291,674	1,283,996
Other assets:
Right-of-use operating leases, net	194,519	201,128
Debt issuance costs	3,413	3,624
Deposits and other assets	10,452	12,722
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization of $23,824 and $23,224 as of March 31, 2020 and December 31, 2019, respectively	344,611	345,212
Total other assets	1,212,613	1,222,304
Total assets	$2,720,549	$2,882,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$48,994	$32,904
Accrued compensation, payroll taxes and benefits	11,660	19,556
Accrued insurance reserves	33,223	35,376
Accrued interest payable	20,413	26,128
Other accrued liabilities	63,114	63,019
Deferred revenue	149,111	144,040
Short-term borrowings	40,000	—
Current portion of long-term debt	8,000	8,000
Short-term operating lease liabilities	10,490	10,709
Total current liabilities	385,005	339,732
Noncurrent liabilities:
Long-term debt	2,215,794	2,266,884
Long-term operating lease liabilities	186,062	188,149
Other long-term liabilities	43,238	27,514
Deferred income taxes	214,038	247,121
Total noncurrent liabilities	2,659,132	2,729,668
Total liabilities	3,044,137	3,069,400

Redeemable noncontrolling interests	529,276	529,258

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,666,505 and 84,633,845 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,116	2,116
Capital in excess of par value	1,070,900	1,066,223
Accumulated deficit	(1,815,457)	(1,709,747)
Accumulated other comprehensive loss, net of tax	(110,423)	(74,710)
Total stockholders' deficit	(852,864)	(716,118)
Total liabilities and stockholders' deficit	$2,720,549	$2,882,540

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2020	March 31, 2019
Park admissions	$59,806	$66,080
Park food, merchandise and other	29,806	38,978
Sponsorship, international agreements and accommodations	12,891	23,135
Total revenues	102,503	128,193
Operating expenses (excluding depreciation and amortization shown separately below)	105,864	114,522
Selling, general and administrative expenses (including stock-based compensation of $4,280 and $3,891 in 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	36,190	40,110
Costs of products sold	7,760	10,275
Other net periodic pension benefit	(996)	(1,055)
Depreciation	30,063	28,470
Amortization	601	603
(Gain) loss on disposal of assets	(120)	1,136
Interest expense	27,486	28,630
Interest income	(329)	(282)
Loss on debt extinguishment	1,019	—
Other expense (income), net	1,560	(427)
Loss before income taxes	(106,595)	(93,789)
Income tax benefit	(22,049)	(24,657)
Net loss	$(84,546)	$(69,132)

Weighted-average common shares outstanding - basic and diluted:	84,656	84,126

Net loss per average common share outstanding - basic and diluted:	$(1.00)	$(0.82)

Cash dividends declared per common share	$0.25	$0.82

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Net loss	$(84,546)	$(69,132)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(14,198)	1,089
Defined benefit retirement plan (2)	193	143
Change in cash flow hedging (3)	(21,708)	—
Other comprehensive (loss) income, net of tax	(35,713)	1,232
Comprehensive loss	$(120,259)	$(67,900)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $3.8 million for the three months ended March 31, 2020, and tax expense of $0.3 million for the three months ended March 31, 2019.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended March 31, 2020, and nominal tax expense for the three months ended March 31, 2019.

(3)  Change in cash flow hedging is presented net of tax benefit of $7.2 million for the three months ended March 31, 2020.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	283,825	7	10,851	—	—	10,858
Stock-based compensation	—	—	3,891	—	—	3,891
Dividends declared to common shareholders	—	—	—	(68,934)	—	(68,934)
Repurchase of common stock	(67)	—	(4)	—	—	(4)
Net loss	—	—	—	(69,132)	—	(69,132)
Net other comprehensive income, net of tax	—	—	—	—	1,232	1,232
Balances at March 31, 2019	84,245,940	$2,106	$1,052,378	$(1,749,400)	$(70,266)	$(765,182)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	32,788	1	421	—	—	422
Stock-based compensation	—	—	4,280	—	—	4,280
Dividends declared to common shareholders	—	—	—	(21,164)	—	(21,164)
Repurchase of common stock	(155)	—	(6)	—	—	(6)
Employee stock purchase plan	27	(1)	—	—	—	(1)
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss	—	—	—	(84,546)	—	(84,546)
Net other comprehensive loss, net of tax	—	—	—	—	(35,713)	(35,713)
Balances at March 31, 2020	84,666,505	$2,116	$1,070,900	$(1,815,457)	$(110,423)	$(852,864)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net loss	$(84,546)	$(69,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,664	29,073
Stock-based compensation	4,280	3,891
Interest accretion on notes payable	320	338
Loss on debt extinguishment	1,019	—
Amortization of debt issuance costs	856	1,007
Other, including (gain) loss on disposal of assets	1,546	1,053
Decrease in accounts receivable	35,159	22,544
Increase in inventories, prepaid expenses and other current assets	(30,794)	(27,147)
Decrease in deposits and other assets	2,208	534
Decrease in ROU operating leases	2,437	3,823
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	1,223	22,655
Increase (decrease) in operating lease liabilities	2,204	(836)
Decrease in accrued interest payable	(5,715)	(4,422)
Deferred income taxes	(21,248)	(24,204)
Net cash used in operating activities	(60,387)	(40,823)

Cash flows from investing activities:
Additions to property and equipment	(53,458)	(48,083)
Property insurance recoveries	2,042	624
Net cash used in investing activities	(51,416)	(47,459)

Cash flows from financing activities:
Repayment of borrowings	(117,510)	(25,000)
Proceeds from borrowings	105,000	147,000
Payment of cash dividends	(21,367)	(69,093)
Proceeds from issuance of common stock	421	10,858
Stock repurchases	(6)	(4)
Net cash (used in) provided by financing activities	(33,462)	63,761

Effect of exchange rate on cash	(6,103)	347

Net decrease in cash and cash equivalents	(151,368)	(24,174)
Cash and cash equivalents at beginning of period	174,179	44,608
Cash and cash equivalents at end of period	$22,811	$20,434

Supplemental cash flow information
Cash paid for interest	$31,987	$31,708
Cash paid for income taxes	$1,959	$5,310

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and the largest operator of waterparks in North America based on the number of parks we operate. Of the 26 parks we owned or operated as of March 31, 2020, 23 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

"Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2019 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results for the three months ended March 31, 2020, are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

COVID-19 Considerations

In March 2020, COVID-19, a disease caused by a novel strain of the coronavirus, was characterized as a pandemic by the World Health Organization. The rapid spread of COVID-19 has resulted in authorities around the world implementing numerous measures to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. The pandemic and these containment measures have had, and are expected to continue to have, a material negative impact on our business. The duration and intensity of this global health emergency and related disruptions is uncertain.

On March 13, 2020, we temporarily suspended operations of all of our theme parks and waterparks due to the COVID-19 pandemic. We continue to monitor government guidelines and requirements in each geographic region in which we operate and we will resume operations on a park-by-park basis as soon as possible based on local conditions. In response to the uncertainty caused by the crisis, we took several actions after we suspended operations to increase our liquidity position and to prepare for multiple contingencies. We are currently generating minimal revenue from our parks.

Effective April 6, 2020, we reduced the base salaries of executive officers and full-time salaried employees by 25% and reduced scheduled hours for full-time hourly workers by 25%, to 30 hours per week, subject to federal and state minimums.

A significant portion of our revenue decline will be offset by cost saving measures that we implemented upon the suspension of park operations. Among these measures, we have reduced almost all of our seasonal labor until the parks reopen. We have also suspended all advertising and marketing costs and intend to eliminate $30 - $40 million of additional non-labor operating costs in 2020, including the deferral of $20 million of increased investments we had planned to improve the guest experience. In addition, we plan to defer or eliminate $40 - $50 million in our discretionary capital projects planned for 2020.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021; however, if suspension of operations lasts through the end of 2021, we will likely require additional covenant relief under the Second Amended and Restated

Credit Facility. In addition to cutting expenses and capital expenditures, in April 2020 we increased the revolving credit commitments to the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also in April, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. See Note 12, Subsequent Events, for more information on these transactions.

COVID-19 continues to present material uncertainty and risk with respect to our performance and financial results, including the ability to reopen our parks to guests. The extent to which COVID-19 impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.

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

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $132.2 million and $130.6 million as of March 31, 2020 and December 31, 2019, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2020 and December 31, 2019, we had no recorded amounts for accrued interest or penalties.

Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

c. Goodwill and Intangibles

Goodwill and intangible assets with indefinite lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit.

As of March 31, 2020, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At March 31, 2020, we determined that it is not more likely than not that the fair value of our intangible assets were less than their carrying amounts and there were no triggering events.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We determined that our long-lived assets were recoverable as of March 31, 2020.

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

We incurred a net loss for the three months ended March 31, 2020 and March 31, 2019, therefore, diluted shares outstanding equaled basic shares outstanding for the purposes of determining loss per common share. The computation of diluted earnings per share excluded the effect of 5,907,000 and 5,083,000 antidilutive stock options for the three months ended March 31, 2020 and March 31, 2019, respectively.

f. Derivative Instruments and Hedging Activities

We recognize all derivatives as either assets or liabilities on the consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

Changes in the fair value of interest rate derivatives that are effective and that are designated and qualify as cash flow hedges are recorded in “Other comprehensive loss” until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to “interest expense”. Changes in the fair value of derivatives that do not qualify for hedge accounting or that are de-designated are recorded in “Other expense (income), net” in the unaudited condensed consolidated statements of operations.

g.  Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. We present the estimated fair values and classifications of our financial instruments in accordance with U.S. GAAP.

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

h.  Stock Benefit Plans

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

During the three months ended March 31, 2020 and 2019, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Long-Term Incentive Plan	$4,205	$3,816
Employee Stock Purchase Plan	75	75
Total Stock-Based Compensation	$4,280	$3,891

i.  Revenue Recognition

We account for revenue from contracts with customers based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received. As of March 31, 2020, deferred revenue was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) pre-sold single-day admissions revenue for the current operating season, (iii) unredeemed portions of the membership program and member dining program that will be recognized in 2020 and 2021, and (iv) payments received from our international development partner in excess of revenue recognized.

We have entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded park outside of North America. These agreements typically consist of a brand licensing agreement, project services agreement, and management services agreement. We treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with the third party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

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

j.  Leases

We or certain of our subsidiaries are a lessee in various noncancelable operating leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. See Note 7 for additional information. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

For our operating leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (i) the discount rate used to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments. We discount our unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, our incremental borrowing rate ("IBR"). Generally, we cannot determine the interest rate implicit in the lease and therefore we use the IBR as a discount rate for our leases. The IBR reflects the rate of interest we would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancelable period of the lease plus any additional periods covered by an option to extend the lease that are reasonably certain to be executed by us. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain that we will exercise the option.

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

The ROU assets for operating leases may be periodically reduced by impairment losses. We review ROU assets for impairment upon occurrence of events or changes in circumstances that would indicate the carrying value of the assets may not be recoverable. We determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our condensed consolidated statements of operations.

k.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2020 and December 31, 2019, we have recorded an allowance for doubtful accounts of $7.6 million and $8.3 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

l.  Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, (“Topic 326”). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Our adoption of Topic 326 did not have a material impact on our condensed consolidated financial statements and related disclosures.

m. Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We are in the process of evaluating the impact of this amendment on our condensed consolidated financial statements; however, we do not expect a material impact.

In August 2018, FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact of this amendment on our condensed consolidated financial statements; however, we do not expect a material impact.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. We are in the process of evaluating the impact this amendment will have on our condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three months ended March 31, 2020 and 2019, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended March 31, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$5,762	$820	$9,270	$15,852
Short-term contracts and other (a)	54,044	28,986	3,621	86,651
Total revenues	$59,806	$29,806	$12,891	$102,503

	Three Months Ended March 31, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$7,843	$1,713	$17,972	$27,528
Short-term contracts and other (a)	58,237	37,265	5,163	100,665
Total revenues	$66,080	$38,978	$23,135	$128,193
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes with customers, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. Current year season passes classified as long-term contracts are sold in the year preceding the operating season to which they relate. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within our parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks, and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our long-form agreements to be significant, neither individually nor in the aggregate, to any period presented. Refer to Note 1 for additional information on our accounting for performance obligations in these contracts.

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

At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $10.2 million was recognized as revenue for long-term contracts during the three months ended March 31, 2020. As of March 31, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $70.6 million. At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $21.6 million was recognized as revenue for long-term contracts during the three months ended March 31, 2019. As of March 31, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $95.7 million.

As of March 31, 2020, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $79.9 million in the remainder of 2020, $25.4 million in 2021, $23.9 million in 2022, $5.0 million in 2023, and $0.7 million in 2024 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of March 31, 2020, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and an $800.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as previously amended). The Second Amended and Restated Credit Facility is comprised of a $350.0 million revolving credit loan facility and an $800.0 million Tranche B term loan facility. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility were used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

On October 18, 2019, we entered into an amendment to the Second Amended and Restated Credit Facility which reduced the overall borrowing rate on the Second Amended and Restated Term Loan B by 25 basis points by reducing the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. Excluding the cost to execute the transaction, the lower borrowing rate reduced interest expense by approximately $2.0 million annually. We recognized a loss on debt extinguishment of $0.3 million related to the transaction.

As of March 31, 2020, $40.0 million was outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.3 million). As of December 31, 2019, no amounts were outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.8 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2020, the Second Amended and Restated Revolving Loan unused commitment fee was 0.30%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024. On April 8, 2020, we announced that certain of our revolving credit lenders agreed to provide an incremental $131.0 million of revolving credit commitments to the Second Amended and Restated Revolving Loan, increasing the facility from $350.0 million to $481.0 million. See Note 12, Subsequent Event, for more information.

As of March 31, 2020 and December 31, 2019, $794.0 million and $796.0 million was outstanding under the Second Amended and Restated Term Loan B, respectively. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (collectively, the “June 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into two additional separate interest rate swap agreements with a notional value of $400.0 million (collectively, the “August 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. During March of 2020, we extended the length of $100.0 million of the June 2019 Swap Agreements through April 2026. See Note 5 for a further discussion. As of March 31, 2020, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.28%. Beginning on September 30, 2019, the Second Amended and Restated Term Loan B became payable in equal quarterly principal installments of $2.0 million. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026. Subsequent to March 31, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B and the outstanding balance of the Second Amended and Restated Revolving Loan.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and a financial covenant (specifically, a maximum senior leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, and certain hedging agreements, subject, in each case, to certain carve-outs. See Note 12, Subsequent Event, for more information on changes to the covenants that occurred in April 2020.

2024 Notes, 2025 Notes and 2027 Notes

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

On April 13, 2017, Holdings issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on").

During March of 2020, we prepaid $50.5 million of the outstanding 2024 Notes principal reducing the outstanding amount to $949.5 million. We recognized a loss on debt extinguishment of $1.0 million. Interest payments of $23.1 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year.

On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year.

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

On April 22, 2020, SFTP issued $725.0 million of 7.00% Senior Notes due 2025 (the “2025 Notes”). See Note 12, Subsequent Event, for more information.

Long-Term Indebtedness Summary

As of March 31, 2020 and December 31, 2019, long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2020	December 31, 2019
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$794,000	$796,000
Second Amended and Restated Revolving Loan	40,000	—
2024 Notes	949,490	1,000,000
2027 Notes	500,000	500,000
Net discount	(6,002)	(6,535)
Deferred financing costs	(13,694)	(14,581)
Total debt	$2,263,794	$2,274,884
Less current portion of long-term debt	(8,000)	(8,000)
Less short-term borrowings	(40,000)	—
Total long-term debt	$2,215,794	$2,266,884

Fair-Value of Long-Term Indebtedness

As of March 31, 2020 and December 31, 2019, the fair value of our long-term debt was $1,952.4 million and $2,348.9 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the three months ended March 31, 2020, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(17,971)	(28,794)	—	10,949	(35,816)
Amounts reclassified from AOCI	—	(120)	257	(34)	103
Balances at March 31, 2020	$(40,155)	$(30,444)	$(49,025)	$9,201	$(110,423)

The change in “Cumulative Translation Adjustment” was caused by the strengthening of the dollar against the Mexican Peso and the Canadian Dollar during the three months ended March 31, 2020. Our assets for our parks that we operate in Mexico and Canada are recorded in their local currencies and translated into United States Dollars on our balance sheet. The difference in valuation is captured within the “Cumulative Translation Adjustment” account.

The change in “Cash Flow Hedges” was caused by declining interest rates and continued projections of low interest rates in future interest rate forward curves. See Note 5 for more information on our hedging activities.

The Company had the following reclassifications out of AOCI during the three months ended March 31, 2020 and 2019:

		Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI	Location of Reclassification into Income	March 31, 2020	March 31, 2019

Amortization of loss on interest rate hedge	Interest Expense	$(120)	$—
	Income tax benefit	30	—
	Net of tax	$(90)	$—

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$257	$192
	Income tax expense	(64)	(49)
	Net of tax	$193	$143

Total reclassifications		$103	$143

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

In March 2020, we completed a blend and extend on $100.0 million of our June 2019 Swap Agreements (the “Modified June 2019 Swap Agreement”) that extended the length of the swap agreement through April 2026 and mitigates the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The remaining $200.0 million of our June 2019 Swap Agreements (the “Unmodified June 2019 Swap Agreements”) remain unchanged. Upon execution, we designated and documented the Modified June 2019 Swap Agreement as a cash flow hedge. The Modified June 2019 Swap Agreement serves as an economic hedge and provides protection against rising interest rates.

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

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	March 31, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$—	$485
Interest Rate Swap Agreements — Noncurrent	—	1,440
	$—	$1,925

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	March 31, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$(7,689)	$(788)
Interest Rate Swap Agreements — Noncurrent	(22,795)	(2,667)
	$(30,484)	$(3,455)

As of March 31, 2020, we had no derivatives not designated as cash flow hedges.

Losses before taxes on derivatives designated as cash flow hedges for the three months ended March 31, 2020 and 2019 were as follows:

	Loss		Loss Reclassified from
	Recognized in AOCI		AOCI into Operations
	(Effective Portion)		(Effective Portion)
(Amounts in thousands)	2020	2019	2020	2019
Interest Rate Swap Agreements	$(28,794)	$—	$120	$—
Total	$(28,794)	$—	$120	$—

During the three months ended March 31, 2020, we recognized in AOCI a loss of $28.8 million related to our swap agreements. This loss was caused by a decrease in both current interest rates and the interest rate forward curve and the expectation of future payment by us to our hedging counterparties based on current assumptions of the market.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate will be dedesignated. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements to economically offset the impact of the dedesignated swap agreements.

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2020, our share of the distribution will be approximately $32.5 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic, which would cause the value of the partnership park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of March 31, 2020, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of March 31, 2020, we owned approximately 31.0% and 53.2% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this quarterly report, we expect to purchase units from the Georgia and Texas partnerships for $1.5 million and $3.5 million, respectively, in May 2020 pursuant to the 2020 annual offer. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2020 at both parks is approximately $529.3 million, representing approximately 69.0% of the outstanding units of SFOG and 46.8% of the outstanding units of SFOT. An additional $350.0 million of incremental borrowing is available under the Second Amended and Restated Credit Facility for future "put" obligations, if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own the limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. The 2018 merger of Time Warner and AT&T Inc. did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

We incurred $21.1 million of capital expenditures at the Partnership Parks during the 2019 season and intend to incur approximately $15.0 million of capital expenditures at these parks for the 2020 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.9 million of cash in 2019 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of March 31, 2020 and December 31, 2019, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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

On January 7, 2016, a putative class action complaint was filed against Holdings in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme

Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

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

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020. We intend to seek further review with the Illinois Supreme Court.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations. Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed. We intend to vigorously defend ourselves against these lawsuits. The outcome of these lawsuits is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), and an amended complaint was filed on March 20, 2020. The amended complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The amended complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of the Company’s common stock during the period between April 25, 2018 and February 19, 2020. On April 13, 2020, Oklahoma Firefighters Pension and Retirement

System and Electrical Workers Pension Fund Local 103 I.B.E.W. moved for appointment as co-lead plaintiffs, and sought an order approving their selection of Bernstein Litowitz Berger & Grossman LLP as lead counsel and McKool Smith PC as liaison counsel. A lead plaintiff and lead counsel have not yet been appointed to represent the putative class. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.) (the “Schwarz action”). The complaint in the Schwartz action alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The complaint in the Schwartz action references, and makes many of the same allegations, as are set forth in the previously disclosed putative securities class action lawsuit captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by, making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v: Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On April 24, 2020, Holdings and the individual defendants moved to stay these three putative derivative actions until final resolution of the previously disclosed putative securities class action lawsuit captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

7.  Leases

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 45 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancelable operating leases with options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Operating lease cost	$6,263	$6,127
Short-term lease cost	1,602	1,237
Variable lease cost	1,466	1,625
Total lease cost	$9,331	$8,989

Other information related to leases for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended
(Amounts in thousands, except for lease term and discount rate)	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liability operating cash flows	$1,587	$1,560
ROU assets obtained in exchange for lease liabilities	329	585
Weighted-average remaining lease term (in years)	19.33	20.0
Weighted-average discount rate	6.90%	6.91%

Maturities of noncancelable operating lease liabilities under Topic 842 as of March 31, 2020 are summarized in the table below.

(Amounts in thousands)	As of March 31, 2020
Remaining in 2020	$22,312
2021	22,747
2022	21,729
2023	21,489
2024	19,349
Thereafter	268,271
Total	$375,897
Less: present value discount	(179,345)
Lease liability	$196,552

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2020, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $246.8 million and $282.5 million, respectively which approximates redemption value.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2019	$246,744	$282,514	$529,258
Change in redemption value of partnership units	11	7	18
Balance at March 31, 2020	$246,755	$282,521	$529,276

See Note 6 for a description of the partnership agreements applicable to the Partnership Parks, the accounts of which are included in the accompanying condensed consolidated financial statements.

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

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Net loss	$(84,546)	$(69,132)
Interest expense, net	27,157	28,348
Income tax benefit	(22,049)	(24,657)
Depreciation and amortization	30,664	29,073
Corporate expenses	12,041	16,904
Stock-based compensation	4,280	3,891
Non-operating park level expense, net:
(Gain) loss on disposal of assets	(120)	1,136
Loss on debt extinguishment, net	1,019	—
Other expense (income), net	1,560	(427)
Park EBITDA	$(29,994)	$(14,864)

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets), revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended March 31, 2020 and March 31, 2019:

	Domestic	Foreign	Total
2020	(Amounts in thousands)
Long-lived assets	$2,368,183	$122,239	$2,490,422
Revenues	89,496	13,007	102,503
Loss before income taxes	(102,362)	(4,233)	(106,595)
2019
Long-lived assets	$2,351,751	$138,302	$2,490,053
Revenues	111,814	16,379	128,193
Loss before income taxes	(91,553)	(2,236)	(93,789)

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2020 and 2019, respectively:

	Three Months Ended
(Amounts in thousands)	March 31, 2020	March 31, 2019
Service cost	$325	$338
Interest cost	1,623	2,002
Expected return on plan assets	(3,279)	(3,330)
Amortization of net actuarial loss	257	191
Total net periodic benefit	$(1,074)	$(799)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2020	March 31, 2019
Discount rate	3.00%	4.05%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	6.50%	7.25%

Employer Contributions

During the three month periods ended March 31, 2020 and 2019, we made pension contributions of $1.5 million.

11. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 27, 2020, Holdings had repurchased 4,605,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.26 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes. Additionally, in conjunction with the increase in the borrowing capacity of the Second Amended and Restated Revolving Loan, and the issuance of the 2025 Notes (see Note 12, Subsequent Event), pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020, we agreed to temporarily suspend the repurchase of Holdings common stock until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated and the actual quarterly 2020 Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) is used for calculating the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility.

On March 31, 2020, Holdings announced that its Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 10, 2020, for each share of common stock to the shareholders of record on that date. In connection with the Rights, Holdings and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of March 31, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from Holdings one one-thousandth of a Series B Junior Preferred Stock, par value $1.00 per share (the “Preferred Shares”), of Holdings at a price of $75.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Subject to certain exceptions, if a person or group acquires more than 10% of Holdings’ outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

12. Subsequent Events

On April 8, 2020, we announced that certain of our revolving credit lenders agreed to provide an incremental $131.0 million of revolving credit commitments to the Second Amended and Restated Revolving Loan, increasing the facility from $350.0 million to $481.0 million.

On April 15, 2020, we received sufficient consents from the continuing lenders under the Second Amended and Restated Credit Facility (the “Credit Agreement Amendment”) substantially concurrently with the closing of the $725 million 2025 Notes discussed below to, among other things, (i) permit the issuance of the 2025 Notes, including specifically, permitting the 2025 Notes to mature inside the Second Amended and Restated Term Loan B, (ii) suspend the testing of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-establish the financial maintenance covenant thereafter (provided that for the first, second, and third quarters in 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) add a minimum liquidity covenant that will apply from the date of the Credit Agreement Amendment through December 31, 2021. The modifications to the financial maintenance covenant and other restrictions pursuant to the Credit Agreement Amendment will be in effect from the date of the Credit Agreement Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which the SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. The Credit

Agreement Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Second Amended and Restated Term Loan B with a portion of the proceeds from the 2025 Notes.

On April 22, 2020, SFTP completed the private sale of $725 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering will be used to repay $315.0 million of the Second Amended and Restated Term Loan B and the remaining amount for general corporate matters and working capital purposes, including expenses relating to the transaction. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and which are discussed in Note 5, Derivative Financial Instruments, will be dedesignated. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements to economically offset the impact of the dedesignated swap agreements.

Additionally, in conjunction with the increase in the borrowing capacity of the Second Amended and Restated Revolving Loan, and the issuance of the 2025 Notes, pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020, we agreed to temporarily suspend the repurchase of Holdings common stock until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated and the actual quarterly 2020 Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) is used for calculating the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in our 2019 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction the condensed consolidated financial statements and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.

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

The results of operations for the three months ended March 31, 2020 and 2019 are not indicative of the results expected for the full year. We suspended operations of our parks beginning March 13, 2020, due to the spread of COVID-19. We continue to monitor government guidelines and requirements in each geographic region in which we operate and will resume operations on a park-by-park basis as soon as possible based upon local conditions. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round.

Our revenue is derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 58% and 52% of total revenue during the three months ended March 31, 2020 and 2019, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first three months of 2020, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in the prior year, primarily as a result of temporary suspension of park operations related to the COVID-19 pandemic outbreak. Prior to the suspension of operations, our attendance increased approximately 0.3 million guests and our guest spending per capita had increased versus prior year due to our recurring revenue from members who have passed their initial 12-month commitment period, as well as higher guest spending per capita from single-day guests. After the initial twelve-month commitment period, we recognize revenue from membership payments on a monthly basis, rather than in accordance with historical visitation.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed when our parks are operating, as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. While our parks are temporarily closed due to the COVID-19 pandemic outbreak, we have been able to reduce a significant portion of these expenses including eliminating almost all of our seasonal labor and advertising expense.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2019 Annual Report.

Recent Events

On March 9, 2020, we entered into a blend and extend with $100.0M of the June 2019 Swap Agreements. The Modified June 2019 Swap Agreement decreased the applicable interest rate and extended the term of the original agreement through April 2026.

On March 13, 2020, we temporarily suspended operations of all of our theme parks and waterparks due to the COVID-19 pandemic. We continue to monitor government guidelines and requirements in each geographic region in which we operate and we will resume operations on a park-by-park basis as soon as possible based on local conditions. In response to the uncertainty caused by the crisis, we took several actions after we suspended operations to increase our liquidity position and to prepare for multiple contingencies. We are currently generating minimal revenue from our parks.

On March 30, 2020, we announced a 25% salary reduction for all executive officers and salaried employees and a 25% reduction in scheduled hours for all full-time hourly employees, to 30 hours per week, subject to federal and state minimum requirements, to mitigate the operating and financial impact of the COVID-19 pandemic.

On March 31, 2020, Holdings announced that its Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 10, 2020, for each share of common stock to the shareholders of record on that date. In connection with the Rights, Holdings and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of March 31, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from Holdings one one-thousandth of a Series B Junior Preferred Stock, par value $1.00 per share (the “Preferred Shares”), of Holdings at a price of $75.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Subject to certain exceptions, if a person or group acquires more than 10% of Holdings outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right. The Rights are in all respects subject to and governed by the provisions of the Rights Agreement.

On April 8, 2020, we announced that certain of our revolving credit lenders agreed to provide an incremental $131.0 million of revolving credit commitments to the Second Amended and Restated Revolving Loan, increasing the facility from $350.0 million to $481.0 million.

On April 22, 2020, we announced that our indirect, wholly-owned subsidiary, Six Flags Theme Parks Inc. (“SFTP”) had closed its private offering of $725 million in aggregate principal amount of 7.00% senior secured notes (the “2025 Notes”). The net proceeds from this offering will be used to repay the outstanding balance of the Second Amended and Restating Revolving Loan, $315.0 million of the Second Amended and Restated Term Loan B and the remaining amount for general corporate matters and working capital purposes, including expenses relating to the transaction. Additionally, in connection with the offering, we amended the Second Amended and Restated Credit Facility which among other things, (i) permitted the issuance of the 2025 Notes to mature inside SFTP’s Second Amended and Restated Term Loan B, (ii) suspended the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-established the financial maintenance covenant thereafter (provided that for each quarter in 2021 (other than the fourth quarter) that such covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in Second Amended and Restated Credit Facility) from the second, third and fourth quarter of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) added a minimum liquidity covenant that will apply from the date of the amendment through December 31, 2021.

In connection with the increase to the Second Amended and Restated Revolving Loan in April 2020 and the Credit Agreement Amendment,, we have agreed to suspend the repurchase of our common stock and payment of dividends until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth financial information for the three months ended March 31, 2020 and 2019.

	Three Months Ended		Percentage
(Amounts in thousands, except percentage and per capita data)	March 31, 2020	March 31, 2019	Change (%)
Total revenue	$102,503	$128,193	(20)%
Operating expenses	105,864	114,522	(8)%
Selling, general and administrative expenses	36,190	40,110	(10)%
Cost of products sold	7,760	10,275	(24)%
Other net periodic pension benefit	(996)	(1,055)	(6)%
Depreciation and amortization	30,664	29,073	5%
(Gain) loss on disposal of assets	(120)	1,136	N/M
Interest expense, net	27,157	28,348	(4)%
Loss on extinguishment of debt	1,019	—	N/M
Other expense (income), net	1,560	(427)	N/M
Income before income taxes	(106,595)	(93,789)	14%
Income tax benefit	(22,049)	(24,657)	(11)%
Net loss	$(84,546)	$(69,132)	22%

Other Data:
Attendance	1,583	2,167	(27)%
Total revenue per capita	$64.75	$59.15	9%

Revenue

Revenue for the three months ended March 31, 2020 totaled $102.5 million, a decrease of $25.7 million, or 20%, compared to $128.2 million for the three months ended March 31, 2019. This was driven by a 27% decrease in attendance resulting from the temporary suspension of operations of our theme parks and waterparks on March 13, 2020 due to the COVID-19 pandemic. Prior to the suspension of operations, attendance trends were positive as attendance was up 19% during the year-to-date period through the suspension of operations on March 13, 2020. The decrease in revenue was also attributable to a $10.2 million reduction in sponsorship, international agreements and accommodations revenues, due primarily to the termination of our contracts in China and Dubai.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended March 31, 2020, improved by $8.12 to $56.60 compared to the prior year period, primarily as a result of a $7.28, or 24%, increase in admissions revenue per capita. The increase in admissions revenue per capita was driven by the continued growth in recurring revenue from memberships that have continued beyond their initial twelve-month commitment period, which is recognized monthly and is not based on visitation. This has the effect of increasing guest spending per capita when attendance is lower. Non-admissions revenue per capita increased $0.84, or 5%, primarily due to membership dining pass revenue.

Operating expenses

Operating expenses for the three months ended March 31, 2020 decreased $8.7 million, or 8%, compared to the same period in the prior year, primarily as a result of the cost mitigation measures put in place in response to the COVID-19 pandemic, including the elimination of nearly all seasonal labor costs after the park operations were suspended.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended March 31, 2020 decreased $3.9 million, or 10%, compared to the same period in the prior year, driven by a reduction in salary, wage and benefit expense, including incentive compensation accruals, in the current period due to the temporary suspension of park operations in response to the COVID-19 pandemic.

Cost of products sold

Cost of products sold in the three months ended March 31, 2020 decreased $2.5 million, or 24%, compared to the same period in the prior year, primarily as a result of reduced sales of food and merchandise due to the temporary suspension of park operations in response to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended March 31, 2020, increased $1.6 million, or 5%, compared to the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

(Gain) loss on disposal of assets

We recognized a $0.1 million gain on disposal of assets for the three months ended March 31, 2020, versus a loss on disposal of assets of $1.1 million for the three months ended March 31, 2019. The gain was primarily driven by insurance proceeds from a flood at Six Flags Over Texas in September 2018.

Interest expense, net

Interest expense, net decreased $1.2 million, or 4%, for the three months ended March 31, 2020, compared to the same period in the prior year, primarily as a result of lower borrowings on the Second Amended and Restated Revolving Loan and the interest savings related to the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020.

Income tax benefit

Income tax benefit decreased $2.6 million, or 11%, for the three months ended March 31, 2020, compared to the same period in the prior year, related to a lower estimated effective tax rate driven by the fixed distribution related to our Partnership Parks.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include working capital obligations, the funding of common stock dividends, investments in parks (including capital projects), debt service, payments to our partners in the Partnership Parks and common stock repurchases. With the temporary suspension of park operations due to the COVID-19 pandemic, our principal uses of cash also include the cash operating expenses and selling, general and administrative expenses that are typically less than revenues. To enhance our liquidity in response to the temporary suspension of park operations due to the COVID-19 pandemic, we have taken proactive steps to address capital spending for calendar year 2020, including deferring or eliminating at least $40.0 to $50.0 million of discretionary capital projects planned for 2020.

Prior to the temporary suspension of park operations on March 13, 2020, Holdings announced a quarterly cash dividend of $0.25 per share of common stock, representing a 70% reduction from the dividend declared in February 2019. During the three months ended March 31, 2020, and 2019, Holdings paid $21.2 million and $69.1 million, respectively, in cash dividends on its common stock.

As of April 27, 2020, Holdings had repurchased 4,605,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.26 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock.

Based on historical and anticipated operating results, including as a result of the temporary suspension of park operations, we believe available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. On April 8, 2020, we announced that we increased the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. On April 22, 2020, we announced that SFTP issued $725 million in aggregate principal amount of 7.00% senior secured notes (the “2025 Notes”) in a private offering. Based on our current federal net operating loss carryforwards and reduced operations due to the COVID-19 pandemic, we anticipate paying minimal federal income taxes in 2020 and do not anticipate becoming a full cash taxpayer until 2024. During the years 2021 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that we expect will offset approximately $32.5 million of taxable income per year.

On April 22, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility that suspended testing of the senior secured leverage ratio financial maintenance covenant through the end of 2020 and modified testing of the senior secured leverage ratio financial maintenance covenant through December 31, 2021. The amendment also added a minimum liquidity covenant.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. An extended suspension of operations of our parks, due to the COVID-19 pandemic or otherwise, would materially and adversely impact our liquidity positions. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu or a second wave of COVID-19 contagion; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2019 Annual Report and in this Quarterly Report.

As of March 31, 2020, our total indebtedness, net of discount and deferred financing costs, was approximately $2,263.8 million. As of April 22, 2022, based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2020 and 2021, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $96.0 and $144.0 million during 2020 and 2021, respectively.

As of March 31, 2020, we had approximately $22.8 million of unrestricted cash and $288.7 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on our compliance with certain conditions, including a maximum senior leverage maintenance covenant, and the absence of any material adverse change in our business or financial condition. If we are unable to borrow under the Second Amended and Restated Revolving Loan, and we failed significantly to meet our projected results from operations, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

We regularly make capital investments for new rides and attractions in our parks; to enhance our food, retail, games and other in-park areas; to enhance the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience and to attain operational efficiencies in our information technology infrastructure. In addition, we perform maintenance capital expenditures on an annual basis with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

During the March 31, 2020, net cash used in operating activities was $60.4 million. Net cash used in investing activities during the March 31, 2020 was $51.4 million, consisting primarily of capital expenditures, net of property insurance recoveries. Net cash used in financing activities during the March 31, 2020 was $33.5 million, primarily attributable to the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020 and the payment of $21.4 million in cash dividends, partially offset by the net proceeds from borrowings under the Second Amended and Restated Credit Facility and proceeds from the issuance of common stock.

Our business is both seasonal in nature and involves significant levels of cash transactions. Most of our cash-based expenses are relatively fixed when our parks are operating and do not vary significantly with either attendance or per capita spending. As a result, our net operating cash flows are largely driven by attendance and per capita spending levels. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. While operation of our parks are temporarily suspended due to the COVID-19 pandemic, we have reduced a significant portion of these expenses including eliminating almost all of our seasonal labor and advertising expense.

Contractual Obligations

Since December 31, 2019, there have no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business except for a reduction in the principal of long-term debt and the interest related to the prepayment of $50.5 million on the 2024 Notes. Principal and interest to be paid on the 2024 Notes is below.

	Payment Due by Period
(Amounts in thousands)	2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long-term debt including current portion (2024 Notes) (1)	$—	$—	$949,490	$—	$949,490
Interest on 2024 Notes (1)	23,445	92,528	92,527	—	208,500

(1) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, there were no material changes in our market risk exposure from that disclosed in the 2019 Annual Report, except as it relates to our derivative financial instruments. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2019 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and

(ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2019 Annual Report, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended March 31, 2020.

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), and an amended complaint was filed on March 20, 2020. The amended complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The amended complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of the Company’s common stock during the period between April 25, 2018 and February 19, 2020. On April 13, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. moved for appointment as co-lead plaintiffs, and sought an order approving their selection of Bernstein Litowitz Berger & Grossman LLP as lead counsel and McKool Smith PC as liaison counsel.A lead plaintiff and lead counsel have not yet been appointed to represent the putative class. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.) (the “Schwartz action”). The complaint in the Schwartz action alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The complaint in the Schwartz action references, and makes many of the same allegations, as are set forth in the previously disclosed putative securities class action lawsuit captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.), alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by, making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations, growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’

Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On April 24, 2020, Holdings and the individual defendants moved to stay these three putative derivatives actions until final resolution of the previously disclosed putative derivative actions until final resolution of the previously disclosed putative securities class action lawsuit captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

ITEM 1A. RISK FACTORS

In “Item 1A. Risk Factors” in Part I of the 2019 Annual Report, we described the principal risks that we believe are material to our business, results of operations and financial condition that could affect our business. Except as set forth below, as of the date of this Quarterly Report on Form 10-Q there have been no material changes to the risk factors described in the 2019 Annual Report. Any of the risks identified in the 2019 Annual Report, in this Quarterly Report on Form 10-Q or in other reports we file with the SEC, and other risks we have not anticipated or discussed, could have a material adverse effect on our business, financial condition or results of operations.

The COVID-19 outbreak and measures taken in response thereto will continue to have a material negative impact on our business, results of operations and financial condition. The extent of this impact will depend on future developments, which are highly uncertain and are difficult to predict.

We are closely monitoring the outbreak of respiratory illness caused by COVID-19. The virus has been declared by the World Health Organization to be a “pandemic,” and has spread to many countries, forcing action from federal, state and local governments in response to the outbreak. These actions significantly affected virtually all facets of the U.S. and global economies. This outbreak and the actions taken in response to this public health epidemic, pose the risk that we or our employees, contractors, suppliers, and other business partners may be prevented from conducting business activities for an unknown period of time. Restrictions on travel, quarantines and other measures imposed in response to the COVID-19 outbreak, as well as ongoing concern regarding the virus’ potential impact, have had and will likely continue to have a negative effect on economies and financial markets, including supply chain shortages and additional business disruptions.

In accordance with current governmental guidelines, in March 2020, we temporarily suspended operations of all of our theme parks and waterparks due to the COVID-19 pandemic. We continue to monitor government guidelines and requirements in each geographic region in which we operate and we will resume operations on a park-by-park basis as soon as possible based on local conditions.

Even after we reopen some or all of our parks, we may be required or advised to enforce social distancing measures within our parks by, among other things, limiting the number of people allowed in our parks, standing in lines or having access to rides at any given time, or adding social distancing signage and markers within our parks. We may also determine it is necessary to undertake certain facility improvements for the health and safety of our guests and employees, such as adding sanitization stations or requiring the broad use of personal protective equipment. Any of these measures taken in response to COVID-19 in connection with or following the reopening of our parks could have a material adverse effect on our results of operations and our financial condition. In addition, if it is alleged or determined that a communicable illness, such as COVID-19, was contracted at, or that an outbreak of a communicable illness originated within, one of our parks, we may suffer reputational damage that could adversely affect guest attendance and ticket sales and adversely affect our results. Such an event could also require additional park closures or certain park improvements.

The demand for parks, entertainment, recreation activities and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, may lead to our customers having less discretionary income to spend on parks, entertainment, recreation activities and discretionary travel, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects. The extent and duration of such impacts over the longer term remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time, and therefore it is possible that the spread of COVID-19 may negatively impact our customers’ interest in visiting our various properties and public facilities in the long-term. Even after we are able to reopen our parks, some guests may choose for a period of time not to travel or visit our properties as a result of continuing concerns related to COVID-19, which could lead to lower attendance and further disruptions in our business. If COVID-19 continues to spread in the United States, we may elect on a voluntary basis to again temporarily close (after their reopening) certain of our properties or portions thereof, or governmental officials may order additional closures, impose further restrictions on travel or public gatherings.

Further, if the magnitude of COVID-19 continues or worsens, consumer behavior may be altered for an extended period of time, which could have a material negative effect on our overall cash and liquidity and financial condition. COVID-19 and the resulting economic disruption have also led to significant volatility in the capital markets and may adversely impact our ability to access cash. Any one adverse effect of COVID-19, or a combination of adverse effects, could materially impact our results, operations, financial condition and liquidity. Our actual results could differ materially from our guidance due to this risk, and other uncertainties and factors.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. In addition, the extent and duration of such impacts over the longer term remain largely uncertain and dependent on future developments that cannot be accurately predicted at this time. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. However, the effects could have a material impact on our results, operations, financial conditions and liquidity and heighten many of our known risks described in “Item 1A. Risk Factors” contained in the 2019 Annual Report and in this Quarterly Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). No repurchases were made under the March 2017 Stock Repurchase Plan during the three months ended March 31, 2020. As of April 27, 2020, Holdings had repurchased 4,605,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.26 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

ITEM 6.   EXHIBITS

Exhibit 3.1*	Restated Certificate of Incorporation, as amended

Exhibit 3.2	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018

Exhibit 4.1

Rights Agreement, dated March 31, 2020, by and between Six Flags Entertainment Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on March 31, 2020

Exhibit 10.1*	Form of Amendment to Employment Agreement for Executive Officers

Exhibit 10.2

Employment Agreement, dated as of February 21, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 25, 2020

Exhibit 10.3

Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on January 31, 2020

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 30, 2020	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	April 30, 2020	/s/ Leonard A. Russ
Leonard A. Russ
Senior Vice President and Interim Chief Financial Officer