Form 10-Q
period 2020-06-30
Six Flags Entertainment Corp
filed 2020-07-30
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2020 or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to

Commission file number: 1-13703

Six Flags Entertainment Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	13-3995059 (I.R.S. Employer Identification No.)

1000 Ballpark Way Suite 400, Arlington, TX 76011 (Address of Principal Executive Offices, Including Zip Code)	(972) 595-5000 (Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 24, 2020, Six Flags Entertainment Corporation had 84,761,944 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding (i) the timing and conditions under which we may reopen our closed parks and our expectations regarding the continued operations of our reopened parks, (ii) the operation of our parks in light of the global coronavirus pandemic (“COVID-19”) following their anticipated reopening including, among other things, the effectiveness of cost-saving and health and safety measures implemented in response to COVID-19, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to modify the timing of certain contractual payments owed, (v) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (vi) our ability to obtain additional financing, (vii) our expectations regarding future interest payments, (viii) our expectations regarding the effect of certain accounting pronouncements, (ix) our expectations regarding the cost or outcome of any litigation or other disputes and (x) our annual income tax liability and the availability of net operating loss carryforwards and other tax benefits. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including with respect to business operations, safety protocols and public gatherings (such as voluntary and in some cases, mandatory, quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or contagious disease outbreaks occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;
•	adverse weather conditions such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and

•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report") and in this Quarterly Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2019 Annual Report and in this Quarterly Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of COVID-19 could heighten many of the risk factors described herein.

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at investors.sixflags.com. References to our website in this Quarterly Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Quarterly Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 1000 Ballpark Way Suite 400, Arlington, TX 76011, Attn: Investor Relations.

*             *             *             *             *

As used herein, unless the context requires otherwise, the terms "we," "our," "Company" and "Six Flags" refer collectively to Six Flags Entertainment Corporation and its consolidated subsidiaries, and "Holdings" refers only to Six Flags Entertainment Corporation, without regard to its consolidated subsidiaries.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	June 30, 2020	December 31, 2019	June 30, 2019
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,956	$174,179	$113,798
Accounts receivable, net	47,003	108,679	180,986
Inventories	43,456	32,951	42,866
Prepaid expenses and other current assets	76,760	60,431	72,403
Total current assets	463,175	376,240	410,053
Property and equipment, net:
Property and equipment, at cost	2,385,757	2,345,283	2,306,096
Accumulated depreciation	(1,100,862)	(1,061,287)	(1,005,764)
Total property and equipment, net	1,284,895	1,283,996	1,300,332
Other assets:
Right-of-use operating leases, net	199,877	201,128	206,980
Debt issuance costs	7,451	3,624	4,045
Deposits and other assets	9,709	12,722	10,625
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $24,227, $23,224 and $22,023 as of June 30, 2020, December 31, 2019 and June 30, 2019, respectively	344,209	345,212	346,413
Total other assets	1,220,864	1,222,304	1,227,681
Total assets	$2,968,934	$2,882,540	$2,938,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,457	$32,904	$73,786
Accrued compensation, payroll taxes and benefits	16,114	19,556	28,065
Accrued insurance reserves	31,076	35,376	35,542
Accrued interest payable	34,827	26,128	26,349
Other accrued liabilities	77,253	63,019	59,250
Deferred revenue	182,386	144,040	235,109
Current portion of long-term debt	—	8,000	8,000
Short-term lease liabilities	11,272	10,709	10,538
Total current liabilities	380,385	339,732	476,639
Noncurrent liabilities:
Long-term debt	2,619,929	2,266,884	2,269,761
Long-term lease liabilities	191,857	188,149	197,335
Other long-term liabilities	43,539	27,514	23,081
Deferred income taxes	159,986	247,121	175,671
Total noncurrent liabilities	3,015,311	2,729,668	2,665,848
Total liabilities	3,395,696	3,069,400	3,142,487

Redeemable noncontrolling interests	544,020	529,258	545,386

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,757,286, 84,633,845 and 84,334,531 shares issued and outstanding at June 30, 2020, December 31, 2019 and June 30, 2019, respectively	2,119	2,116	2,108
Capital in excess of par value	1,077,948	1,066,223	1,058,675
Accumulated deficit	(1,951,428)	(1,709,747)	(1,738,955)
Accumulated other comprehensive loss, net of tax	(99,421)	(74,710)	(71,635)
Total stockholders' deficit	(970,782)	(716,118)	(749,807)
Total liabilities and stockholders' deficit	$2,968,934	$2,882,540	$2,938,066

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	June 30, 2020	June 30, 2019
Park admissions	$10,962	$252,508
Park food, merchandise and other	4,523	191,655
Sponsorship, international agreements and accommodations	3,658	33,047
Total revenues	19,143	477,210
Operating expenses (excluding depreciation and amortization shown separately below)	62,681	178,348
Selling, general and administrative expenses (including stock-based compensation of $6,020 and $3,553 in 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	36,820	59,723
Costs of products sold	2,214	43,513
Other net periodic pension benefit	(994)	(1,055)
Depreciation	29,032	28,674
Amortization	402	601
Loss (gain) on disposal of assets	513	(690)
Interest expense	51,248	29,649
Interest income	(201)	(77)
Loss on debt extinguishment	5,087	6,231
Other expense (income), net	4,252	(1,278)
(Loss) income before income taxes	(171,911)	133,571
Income tax (benefit) expense	(55,661)	33,675
Net (loss) income	(116,250)	99,896
Less: Net income attributable to noncontrolling interests	(20,644)	(20,377)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(136,894)	$79,519

Weighted-average common shares outstanding:
Basic:	84,704	84,288
Diluted:	84,704	84,868

Net (loss) income per average common share outstanding:
Basic:	$(1.62)	$0.94
Diluted:	$(1.62)	$0.94

Cash dividends declared per common share	$—	$0.82

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2020	June 30, 2019
Park admissions	$70,768	$318,588
Park food, merchandise and other	34,329	230,633
Sponsorship, international agreements and accommodations	16,549	56,182
Total revenues	121,646	605,403
Operating expenses (excluding depreciation and amortization shown separately below)	168,545	292,870
Selling, general and administrative expenses (including stock-based compensation of $10,300 and $7,444 in 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	73,010	99,833
Costs of products sold	9,974	53,788
Other net periodic pension benefit	(1,990)	(2,110)
Depreciation	59,095	57,144
Amortization	1,003	1,204
Loss on disposal of assets	393	446
Interest expense	78,734	58,279
Interest income	(530)	(359)
Loss on debt extinguishment	6,106	6,231
Other expense (income), net	5,812	(1,705)
(Loss) income before income taxes	(278,506)	39,782
Income tax (benefit) expense	(77,710)	9,018
Net (loss) income	(200,796)	30,764
Less: Net income attributable to noncontrolling interests	(20,644)	(20,377)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(221,440)	$10,387

Weighted-average common shares outstanding:
Basic:	84,680	84,207
Diluted:	84,680	84,882

Net (loss) earnings per average common share outstanding:
Basic:	$(2.62)	$0.12
Diluted:	$(2.62)	$0.12

Cash dividends declared per common share	$0.25	$1.64

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019

Net (loss) income	$(116,250)	$99,896
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,661	626
Defined benefit retirement plan (2)	193	146
Change in cash flow hedging (3)	9,148	(2,141)
Other comprehensive income (loss), net of tax	11,002	(1,369)
Comprehensive (loss) income	(105,248)	98,527
Less: Comprehensive income attributable to noncontrolling interests	(20,644)	(20,377)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(125,892)	$78,150

(1) Foreign currency translation adjustment is presented net of tax expense of $0.4 million and $0.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended June 30, 2020 and net of nominal tax expense for the three months ended June 30, 2019, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax expense of $3.0 million for the three months ended June 30, 2020 and net of tax benefit $0.7 million for the three months ended June 30, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019
Net (loss) income	$(200,796)	$30,764
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(12,537)	1,715
Defined benefit retirement plan (2)	386	289
Change in cash flow hedging (3)	(12,560)	(2,141)
Other comprehensive loss, net of tax	(24,711)	(137)
Comprehensive (loss) income	(225,507)	30,627
Less: Comprehensive income attributable to noncontrolling interests	(20,644)	(20,377)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(246,151)	$10,250

(1)  Foreign currency translation adjustment is presented net of tax benefit of $3.3 million for the three months ended June 30, 2020 and tax expense of $0.5 million for the six months ended June 30, 2019, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the six months ended June 30, 2020 and June 30, 2019.

(3)  Change in fair value of cash flow hedging is presented net of tax benefit of $4.2 million and $0.7 million for the six months ended June 30, 2020 and June 30, 2019.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at March 31, 2019	84,245,940	$2,106	$1,052,378	$(1,749,400)	$(70,266)	$(765,182)
Issuance of common stock	61,654	1	1,540	—	—	1,541
Stock-based compensation	—	—	3,553	—	—	3,553
Dividends declared to common shareholders	—	—	—	(69,119)	—	(69,119)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for partnership park units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	79,519	—	79,519
Net other comprehensive loss, net of tax	—	—	—	—	(1,369)	(1,369)
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at March 31, 2020	84,666,505	$2,116	$1,070,900	$(1,815,457)	$(110,423)	$(852,864)
Issuance of common stock	49,276	1	311	—	—	312
Stock-based compensation	—	—	6,020	—	—	6,020
Dividends declared to common shareholders	—	—	—	(1)	—	(1)
Employee stock purchase plan	41,505	2	717	—	—	719
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(136,894)	—	(136,894)
Net other comprehensive income, net of tax	—	—	—	—	11,002	11,002
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	345,479	8	12,391	—	—	12,399
Stock-based compensation	—	—	7,444	—	—	7,444
Dividends declared to common shareholders	—	—	—	(138,053)	—	(138,053)
Repurchase of common stock	(67)	—	(4)	—	—	(4)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for partnership park units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	10,387	—	10,387
Net other comprehensive income, net of tax	—	—	—	—	(137)	(137)
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	82,064	2	732	—	—	734
Stock-based compensation	—	—	10,300	—	—	10,300
Dividends declared to common shareholders	—	—	—	(21,165)	—	(21,165)
Repurchase of common stock	(155)	—	(6)	—	—	(6)
Employee stock purchase plan	41,532	1	717	—	—	718
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(221,440)	—	(221,440)
Net other comprehensive loss, net of tax	—	—	—	—	(24,711)	(24,711)
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net (loss) income	$(200,796)	$30,764
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	60,098	58,348
Stock-based compensation	10,300	7,444
Interest accretion on notes payable	605	664
Loss on debt extinguishment	6,106	6,231
Amortization of debt issuance costs	2,467	1,872
Other, including loss (gain) on disposal of assets	1,027	(151)
Gain on sale of investee	—	(724)
Decrease (increase) in accounts receivable	59,984	(63,700)
Increase in inventories, prepaid expenses and other current assets	(28,792)	(36,758)
Decrease in deposits and other assets	2,959	361
(Decrease) increase in ROU operating leases	(1,753)	2,003
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	40,564	121,411
Increase in operating lease liabilities	6,780	1,100
Increase (decrease) in accrued interest payable	8,699	(4,348)
Deferred income taxes	(78,951)	1,680
Net cash (used in) provided by operating activities	(110,703)	126,197

Cash flows from investing activities:
Additions to property and equipment	(75,623)	(96,762)
Property insurance recoveries	2,514	1,637
Proceeds from sale of assets	—	4
Net cash used in investing activities	(73,109)	(95,121)

Cash flows from financing activities:
Repayment of borrowings	(526,510)	(798,750)
Proceeds from borrowings	884,000	970,000
Payment of debt issuance costs	(21,462)	(8,927)
Payment of cash dividends	(21,418)	(138,259)
Proceeds from issuance of common stock	1,452	13,604
Stock repurchases	(6)	(4)
Reduction in finance lease liability	(184)	—
Purchase of redeemable noncontrolling interest	(4,976)	(217)
Net cash provided by financing activities	310,896	37,447

Effect of exchange rate on cash	(5,307)	667

Net increase in cash and cash equivalents	121,777	69,190
Cash and cash equivalents at beginning of period	174,179	44,608
Cash and cash equivalents at end of period	$295,956	$113,798

Supplemental cash flow information
Cash paid for interest	$52,462	$60,092
Cash paid for income taxes	$2,326	$17,407

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 26 parks we owned or operated as of June 30, 2020, 23 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

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

The three and six month periods ended June 30, 2020 are not indicative of the results expected for the full year. In particular, our park operations typically contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round. In addition, due to the COVID-19 pandemic, our operations have been limited during 2020, particularly during the second quarter.

We launched a holistic transformation program (the “transformation initiative”) to reinvigorate revenue growth, reduce operating expenses by optimizing our operating model, and improve our guests’ end-to end experience through technological advancements. Through this transformation initiative, we are targeting significant improvement to our financial performance and to the guest experience. We will not make a final determination of the costs or associated savings until we complete the work. We anticipate that a portion of the work will be completed by the fourth quarter of 2020, and the remaining portion will be completed when the parks are again operating at normal capacity.

COVID-19 Considerations

In response to the global COVID-19 pandemic, federal, state and local governments have implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. The pandemic and these containment measures have had, and are expected to continue to have, a material negative impact on our business. With the unknown duration and intensity of the pandemic, it is not possible to accurately estimate the impact to our business in future quarters.

On March 13, 2020, we temporarily suspended operations of our theme parks and waterparks due to the COVID-19 pandemic. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to increase our liquidity position and to prepare for multiple contingencies. We also adopted a remote-work policy and other physical distancing policies at our corporate office. We do not anticipate these policies to have an adverse impact on our ability to continue to operate our business. Transitioning to a remote-work environment has not had a material adverse impact on our financial reporting system, internal controls or disclosure controls and procedures.

Effective April 6, 2020, we reduced the base salaries of executive officers and full-time salaried employees by 25% and reduced scheduled hours for full-time hourly employees by 25%, to 30 hours per week, subject to federal and state minimums. Salaries for full-time salaried employees employed at the parks are restored to 100% two weeks prior to the announced park opening date. Full-time hourly employees are paid for all hours worked as they prepare parks to reopen and as our parks are operating.

As of June 30, 2020, in consultation with local health officials, we have reopened parks in Oklahoma, Georgia, Texas and Missouri with limited capacity and enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. Additionally, we have reopened the drive-through Safari at Six Flags Great Adventure in New Jersey, our campground at Six Flags Darien Lake in New York and our hotel in Lake George, New York. In July, we reopened parks in Maryland, New Jersey, Illinois, Montreal, Canada and an animal only experience at our Six Flags Discovery Kingdom park in Vallejo, California.

We expect that a significant portion of our revenue decline will be offset by cost-saving measures that we implemented upon the suspension of park operations. In addition to the mitigation measures described above, we eliminated the majority of our seasonal labor at each of our parks until those parks reopened. We have also suspended all advertising and marketing costs at our parks that are not operating and intend to eliminate $30 - $40 million of additional non-labor operating costs in 2020, including the deferral of $20 million of increased investments we had planned to improve the guest experience. In addition, we plan to defer or eliminate $50 - $60 million in our discretionary capital projects planned for 2020.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021; however, if our operations continue to be significantly reduced in 2021, we will likely require additional covenant relief under the Second Amended and Restated Credit Facility. In addition to reducing expenses including capital expenditures, in April 2020, we increased the revolving credit commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also in April, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. See Note 3, Long-Term Indebtedness, for more information on these transactions.

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results, including the ability to reopen all of our parks to guests. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.

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

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $134.1 million and $130.6 million as of June 30, 2020 and December 31, 2019, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of June 30, 2020 and December 31, 2019, we had no recorded amounts for accrued interest or penalties.

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

As of June 30, 2020, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At June 30, 2020, we determined that it is not more likely than not that the fair value of our intangible assets were less than their carrying amounts and there were no triggering events.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We determined that our long-lived assets were recoverable as of June 30, 2020.

e.  (Loss) Earnings Per Common Share

Basic (loss) earnings per common share is computed by dividing net (loss) income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted (loss)

earnings per common share is computed by dividing net income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period, including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

(Loss) earnings per common share for the three and six months ended June 30, 2020 and June 30, 2019 was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income attributable to Six Flags Entertainment Corporation	$(136,894)	$79,519	$(221,440)	$10,387

Weighted-average common shares outstanding - basic:	84,704	84,288	84,680	84,207
Effect of dilutive stock options and restricted stock units	—	580	—	675
Weighted-average common shares outstanding - diluted:	84,704	84,868	84,680	84,882

(Loss) earnings per share - basic:	$(1.62)	$0.94	$(2.62)	$0.12
(Loss) earnings per share - diluted:	$(1.62)	$0.94	$(2.62)	$0.12

The computation of diluted (loss) earnings per share excluded the effect of 5,995,000 and 2,989,000 antidilutive stock options for the three months ended June 30, 2020 and June 30, 2019, respectively, and excluded the effect of 5,995,000 and 2,872,000 antidilutive stock options and restricted stock units for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Changes in the fair value of interest rate derivatives that are effective and that are designated and qualify as cash flow hedges are recorded in “Other comprehensive (loss) income” until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to “interest expense.” Changes in the fair value of derivatives that do not qualify for hedge accounting or that are de-designated are recorded in “Other expense (income), net” in the unaudited condensed consolidated statements of operations.

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

During the three and six months ended June 30, 2020 and June 30, 2019, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Long-Term Incentive Plan	$6,015	$3,494	$10,220	$7,310
Employee Stock Purchase Plan	5	59	80	134
Total Stock-Based Compensation	$6,020	$3,553	$10,300	$7,444

i.  Revenue Recognition

We account for revenue from contracts with customers based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. In connection with the temporary closure of our parks due to COVID-19, we added one additional month of membership privileges for every month a member paid but could not visit their home park. Season pass holders will be given one additional operating day during the 2021 season for each operating day that a pass holder’s park is closed during the 2020 season. The membership payments received while parks were temporarily closed due to the pandemic were deferred and will be recognized as revenue when these additional months are utilized at the end of the respective membership periods. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received with the exception of those payments related to the parks that remain temporarily closed due to COVID-19. As of June 30, 2020, deferred revenue was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) unredeemed portions of the membership program and member dining program that will primarily be recognized in the second half of 2020 and in 2021, and (iii) pre-sold single-day admissions revenue for the current operating season.

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

j.  Leases

We or certain of our subsidiaries are a lessee in various noncancelable operating and finance (formerly “capital”) leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”); see below for additional information on recently adopted accounting pronouncements and Note 7 for additional information regarding our leases. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

For both our operating and finance leases, the lease liability is initially and subsequently measured at the present value of the unpaid lease payments at the lease commencement date. Key estimates and judgments include how we determine (i) the discount rate used to discount the unpaid lease payments to present value, (ii) the lease term and (iii) the lease payments. Topic 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate ("IBR"). Generally, we cannot determine the interest rate implicit in the lease and therefore we use the IBR as a discount rate for our leases. The IBR reflects the rate of interest we would pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The lease term for all of our leases includes the noncancelable period of the lease plus any additional periods covered by an option to extend the lease that are reasonably certain to be executed by us. Lease payments included in the measurement of the lease liability comprise fixed payments owed over the lease term, variable lease payments that depend on an index or rate, and the exercise price of an option to purchase the underlying asset if it is reasonably certain that we will exercise the option.

The ROU asset is initially measured at cost, which comprises the initial amount of lease liability adjusted for lease payments made at or before the lease commencement date, plus any initial direct costs incurred, less any lease incentives received. For our leases, the ROU asset is subsequently measured throughout the lease term at the carrying amount of the lease liability, plus initial direct costs, and adjusted for any prepaid or accrued lease payments, less the unamortized balance of lease incentives received. Lease expense for lease payments is recognized on a straight-line basis over the term of the operating lease. Lease expense is taken on a straight-line basis with an associated interest expense charge for finance leases.

Variable lease payments associated with our leases are recognized upon the occurrence of the event, activity, or circumstance in the lease agreement on which those payments are assessed. Variable lease payments for operating leases are presented as operating expense in our condensed consolidated statements of operations in the same line item as expense arising from fixed lease payments. Property taxes and insurance paid on behalf of our lessors is included within variable lease payments. We are not currently making any variable payments related to finance leases.

Operating lease ROU assets net of accumulated amortization are presented as "Right-of-use operating leases, net" on the condensed consolidated balance sheets. The current portion of operating lease liabilities is presented as "Short-term lease liabilities" and the long-term portion is presented separately as "Long-term lease liabilities" on the condensed consolidated balance sheets.

Finance lease ROU assets are presented within “Property and equipment, at cost” and the related lease amortization within “Accumulated depreciation” on the condensed consolidated balance sheets. The current portion of the finance lease liabilities is presented as “Short-term lease liabilities” and the long-term portion is presented separately as “Long-term lease liabilities” on the condensed consolidated balance sheets.

We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with short-term leases are recognized and presented in the same manner as for all other leases.

The ROU assets for operating and finance leases may be periodically reduced by impairment losses. We use the long-lived assets impairment guidance in ASC Subtopic 360-10, Property, Plant and Equipment - Overall, to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our condensed consolidated statements of operations.

k.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of June 30, 2020 and December 31, 2019, we have recorded an allowance for doubtful accounts of $6.4 million and $8.3 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

l.  Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments (“Topic 326”). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Our adoption of Topic 326 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

The following tables present our revenues disaggregated by contract duration for the three and six month periods ended June 30, 2020 and June 30, 2019, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended June 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$(3,061)	$(163)	$3,580	$356
Short-term contracts and other (a)	14,023	4,686	78	18,787
Total revenues	$10,962	$4,523	$3,658	$19,143

	Three Months Ended June 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$23,700	$5,901	$27,461	$57,062
Short-term contracts and other (a)	228,808	185,754	5,586	420,148
Total revenues	$252,508	$191,655	$33,047	$477,210

	Six Months Ended June 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$2,701	$657	$12,850	$16,208
Short-term contracts and other (a)	68,067	33,672	3,699	105,438
Total revenues	$70,768	$34,329	$16,549	$121,646

	Six Months Ended June 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$31,543	$7,614	$45,433	$84,590
Short-term contracts and other (a)	287,045	223,019	10,749	520,813
Total revenues	$318,588	$230,633	$56,182	$605,403
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

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

We recognize season pass revenue in "Park admissions" over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue."

At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $4.0 million and $19.6 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $79.3 million. At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $41.2 million and $62.8 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $75.5 million.

As of June 30, 2020, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $89.4 million in the remainder of 2020, $30.3 million in 2021, $27.6 million in 2022, $5.4 million in 2023, and $1.5 million in 2024 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of June 30, 2020, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

In connection with entering into the Second Amended and Restated Credit Facility on April 17, 2019, comprised of a $350.0 million revolving credit loan facility and an $800.0 million Tranche B term loan facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility were used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

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

On April 8, 2020, certain of our revolving credit lenders agreed to provide an incremental $131.0 million of revolving credit commitments to the Second Amended and Restated Revolving Loan, increasing the facility from $350.0 million to $481.0 million.

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (discussed below). The net proceeds from this offering were used to repay the outstanding balance of the second Amended and Restating Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the transaction. We recognized a loss on debt extinguishment of $5.1 million related to the transaction.

As of June 30, 2020 and December 31, 2019, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $21.3 million and $20.8 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of June 30, 2020, the Second Amended and Restated Revolving Loan unused commitment fee was 1.00%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of June 30, 2020 and December 31, 2019, $479.0 million and $796.0 million were outstanding under the Second Amended and Restated Term Loan B, respectively. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In August 2019, we entered into two additional separate interest rate swap agreements with a notional value of $400.0 million (collectively, the “August 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 5 for a further discussion. As of June 30, 2020, the applicable interest rate on the Second Amended and Restated Term

Loan B was 3.01%. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of Six Flags Theme Parks Inc. ("SFTP") (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (such as a maximum senior leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, and certain hedging agreements, subject, in each case, to certain carve-outs.

On April 15, 2020, we received sufficient consents from the continuing lenders under the Second Amended and Restated Credit Facility (the “Credit Agreement Amendment”) substantially concurrently with the closing of the $725 million 2025 Notes discussed below to, among other things, (i) permit the issuance of the 2025 Notes, including specifically, permitting the 2025 Notes to mature inside the Second Amended and Restated Term Loan B, (ii) suspend the testing of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-establish the financial maintenance covenant thereafter (provided that for the first, second, and third quarters in 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) add a minimum liquidity covenant that will apply from the date of the Credit Agreement Amendment through December 31, 2021. The modifications to the financial maintenance covenant and other restrictions pursuant to the Credit Agreement Amendment will be in effect from the date of the Credit Agreement Amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2021 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. The Credit Agreement Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Second Amended and Restated Term Loan B with a portion of the proceeds from the 2025 Notes.

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

On April 13, 2017, Holdings issued an additional $700.0 million of 4.875% Senior Notes due 2024 (the "2024 Notes Add-on").

During March of 2020, we prepaid $50.5 million of the outstanding 2024 Notes principal, reducing the outstanding amount to $949.5 million. We recognized a loss on debt extinguishment of $1.0 million. Interest payments of $23.1 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year.

On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due 2027 (the "2027 Notes"). Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year.

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restating Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the transaction. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and which are discussed in Note 5, Derivative Financial Instruments, were de-designated. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements to economically offset the impact of the de-designated swap agreements. Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year, with the exception of January 1, 2021, which will include the interest from April 22, 2020 through July 1, 2020 and will total $35.1 million.

The 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes are guaranteed by the Loan Parties. The 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

Long-Term Indebtedness Summary

As of June 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	As of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$479,000	$796,000
Second Amended and Restated Revolving Loan	—	—
2024 Notes	949,490	1,000,000
2025 Notes	725,000	—
2027 Notes	500,000	500,000
Net discount	(4,910)	(6,535)
Deferred financing costs	(28,651)	(14,581)
Total debt	$2,619,929	$2,274,884
Less current portion of long-term debt	—	(8,000)
Total long-term debt	$2,619,929	$2,266,884

Fair-Value of Long-Term Indebtedness

As of June 30, 2020 and December 31, 2019, the fair value of our long-term debt was $2,463.7 million and $2,348.9 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the six months ended June 30, 2020 were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(15,872)	(32,580)	—	11,452	(37,000)
Amounts reclassified from AOCI	—	924	515	(358)	1,081
Amounts reclassified due to de-designation	—	14,928	—	(3,720)	11,208
Balances at June 30, 2020	$(38,056)	$(18,258)	$(48,767)	$5,660	$(99,421)

The Company had the following reclassifications out of AOCI during the three and six months ended June 30, 2020 and June 30, 2019:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI	Location of Reclassification into (Loss) Income	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Amortization of loss on interest rate hedge	Interest Expense	$15,972	$—	$15,852	$—
	Income tax benefit	(3,980)	—	(3,950)	—
	Net of tax	$11,992	$—	$11,902	$—

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$258	$192	$515	$384
	Income tax expense	(64)	(46)	(128)	(95)
	Net of tax	$194	$146	$387	$289

Total reclassifications		$12,186	$146	$12,289	$289

5.  Derivative Financial Instruments

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

In March 2020, we completed a blend and extend on $100.0 million of the June 2019 Swap Agreements (the “Modified June 2019 Swap Agreement”) that extended the length of one of the June 2019 Swap Agreements through April 2026 and mitigates the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. The remaining $200.0 million of the June 2019 Swap Agreements (the “Unmodified June 2019 Swap Agreements”) did not change. Upon execution, we designated and documented the Modified June 2019 Swap Agreement as a cash flow hedge. The Modified June 2019 Swap Agreement serves as an economic hedge and provides protection against rising interest rates.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated as the hedged items were no longer probable to occur due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive income to interest expense in the unaudited condensed consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) to economically offset the impact of the de-designated swap agreements.

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

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	June 30, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$—	$485
Interest Rate Swap Agreements — Noncurrent	—	1,440
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	655	—
Interest Rate Swap Agreements - Noncurrent	677	—
	$1,332	$1,925

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	June 30, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$4,639	$788
Interest Rate Swap Agreements — Noncurrent	13,693	2,667
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	4,345	—
Interest Rate Swap Agreements - Noncurrent	11,395	—
	$34,072	$3,455

Gains and losses before taxes on derivatives not designated as hedging instruments included in our unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Interest Rate Swap Agreements	$447	$—	$447	$—
Total	$447	$—	$447	$—

Gains and losses before taxes on derivatives designated as a cash flow hedge for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

Three Months Ended June 30, 2020 and June 30, 2019

	Loss		Loss Reclassified from
	Recognized in AOCI		AOCI into Operations
	(Effective Portion)		(Effective Portion)
(Amounts in thousands)	2020	2019	2020	2019
Interest Rate Swap Agreements	$(3,786)	$(2,866)	$(1,044)	$—
Total	$(3,786)	$(2,866)	$(1,044)	$—

Six Months Ended June 30, 2020 and June 30, 2019

	Loss		Loss Reclassified from
	Recognized in AOCI		AOCI into Operations
	(Effective Portion)		(Effective Portion)
(Amounts in thousands)	2020	2019	2020	2019
Interest Rate Swap Agreements	$(32,580)	$(2,866)	$(924)	$—
Total	$(32,580)	$(2,866)	$(924)	$—

During the six months ended June 30, 2020, we recognized in AOCI a loss of $32.6 million related to our swap agreements. This loss was caused by a decrease in both current interest rates, the interest rate forward curve and the expectation of future payment by us to our hedging counterparties based on current assumptions of the market. Upon de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, we reclassified $14.9 million from accumulated other comprehensive (loss) income to interest expense in the unaudited condensed consolidated statement of operations.

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of June 30, 2020, our share of the distribution will be approximately $32.9 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of June 30, 2020, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of June 30, 2020, we owned approximately 31.4% and 53.9% of the

Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2020 annual offer, we purchased 0.375 limited partnership units in the Georgia partnership for $1.5 million and we purchased 1.5675 units from the Texas partnership for $3.4 million in May 2020. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2020 at both parks is approximately $524.3 million, representing approximately 68.6% of the outstanding units of SFOG and 46.1% of the outstanding units of SFOT. An additional $350.0 million of incremental borrowing is available under the Second Amended and Restated Credit Facility for future "put" obligations, if necessary.

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

We incurred $21.1 million of capital expenditures at the Partnership Parks during the 2019 season. We intend to incur approximately $16.0 million of capital expenditures at these parks for the 2020 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.9 million of cash in 2019 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of June 30, 2020 and December 31, 2019, we had total loans receivable outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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

Privacy Class Action Lawsuits

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

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020. The Illinois Supreme Court has granted review, but briefing has not yet been submitted.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations. Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. That motion is still pending. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed, and the matter is fully briefed. We intend to vigorously defend ourselves against these lawsuits. The outcome of these lawsuits is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

Wage and Hour Class Action Lawsuits

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

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages, and related penalties, and attorneys fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. An amended complaint was filed on November 24, 2019. On May 27, 2020, a copycat complaint was filed by the same law firm on behalf of a different named plaintiff alleging identical causes of action. The complaints allege violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of purposed class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks all applicable statutory penalties and attorneys’ fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On February 20, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law and attorneys fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.) (the “Schwartz action”). The complaint in the Schwartz action alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The complaint in the Schwartz action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v: Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco action, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litgation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. We intend to vigorously defend ourselves against these lawsuits. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

7.  Leases

We have operating and finance leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 45 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancelable operating leases with options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments. Additionally, as of June 30, 2020, we have signed non-cancelable lease agreements with total estimated future lease payments of approximately $3.3 million that had not yet commenced and, therefore, are not included in the measurement of the right-of-use asset and lease liability.

The components of lease cost for the three and six months ended June 30, 2020 and June 30, 2019 are as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Finance lease expense
Amortization of ROU assets	$9	$—	$9	$—
Interest on lease liabilities	1	—	1	—
Operating lease cost	6,285	6,270	12,548	12,397
Short-term lease cost	1,021	2,298	2,623	3,535
Variable lease cost	1,115	1,452	2,581	3,077
Total lease cost	$8,431	$10,020	$17,762	$19,009

Other information related to leases for the three and six months ended June 30, 2020 and June 30, 2019 is as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except for lease term and discount rate)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$5,895	$6,892	$7,482	$8,452
Operating cash flows from finance leases	184	—	184	—
Financing cash flows from finance leases	1	—	1	—
Operating Leases
ROU assets obtained in exchange for lease liabilities	7,143	3,772	7,472	4,357
Finance Leases
ROU assets obtained in exchange for lease liabilities	857	—	857	—

Additional information related to our operating leases for the period ended June 30, 2020 is as follows:

Weighted-average remaining lease term (in years)	19.10
Weighted-average discount rate	6.89%

Additional information related to our finance leases for the period ended June 30, 2020 is as follows:

Weighted-average remaining lease term (in years)	3.96
Weighted-average discount rate	4.21%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of June 30, 2020 and December 31, 2019:

	As of
(Amounts in thousands)	June 30, 2020	December 31, 2019
Operating Leases
Right of Use Assets, net	$199,877	$201,128

Short-term lease liabilities	11,244	10,709
Long-term lease liabilities	191,212	188,149
Total operating lease obligation	$202,456	$198,858

Finance Leases
Property and equipment, at cost	$857	$—
Accumulated depreciation	(9)	—
Total property and equipment, net	848	—

Short-term lease liabilities	$28	$—
Long-term lease liabilities	645	—
Total finance lease obligation	$673	$—

Maturities of noncancelable operating and finance lease liabilities under Topic 842 as of June 30, 2020 are summarized in the table below.

(Amounts in thousands)	As of June 30, 2020
	Finance Leases	Operating Leases
Remaining in 2020	$—	$12,568
2021	172	27,312
2022	232	22,144
2023	232	22,006
2024	106	20,182
Thereafter	—	277,994
Total	$742	$382,206
Less: present value discount	(69)	(179,750)
Lease liability	$673	$202,456

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of June 30, 2020, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.9 million and $291.1 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2019	$246,744	$282,514	$529,258
Purchase of redeemable units	(3,440)	(1,536)	(4,976)
Fresh start accounting fair market value adjustment for purchased units	(720)	(204)	(924)
Change in redemption value of partnership units	11	7	18
Net income attributable to noncontrolling interests	10,317	10,327	20,644
Balance at June 30, 2020	$252,912	$291,108	$544,020

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of June 30, 2020 was approximately $243.3 million and $281.0 million, respectively. See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements.

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

The following table presents segment financial information and a reconciliation of net (loss) income to Park EBITDA. Park level expenses exclude all non-cash operating expenses, principally depreciation and amortization and all non-operating expenses.

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net (loss) income	$(116,250)	$99,896	$(200,796)	$30,764
Interest expense, net	51,047	29,572	78,204	57,920
Income tax (benefit) expense	(55,661)	33,675	(77,710)	9,018
Depreciation and amortization	29,434	29,275	60,098	58,348
Corporate expenses	13,354	13,020	25,395	29,924
Stock-based compensation	6,020	3,553	10,300	7,444
Non-operating park level expense, net:
Loss (gain) on disposal of assets	513	(690)	393	446
Loss on debt extinguishment, net	5,087	6,231	6,106	6,231
Other expense (income), net	4,252	(1,278)	5,812	(1,705)
Park EBITDA	$(62,204)	$213,254	$(92,198)	$198,390

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets), revenues and (loss) income before income taxes by domestic and foreign categories as of or for the six months ended June 30, 2020 and June 30, 2019:

	Domestic	Foreign	Total
2020	(Amounts in thousands)
Long-lived assets	$2,363,884	$124,715	$2,488,599
Revenues	108,601	13,045	121,646
Loss before income taxes	(266,914)	(11,592)	(278,506)
2019
Long-lived assets	$2,372,797	$140,546	$2,513,343
Revenues	558,821	46,582	605,403
Income before income taxes	36,047	3,735	39,782

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Service cost	$325	$337	$650	$675
Interest cost	1,622	2,002	3,245	4,004
Expected return on plan assets	(3,279)	(3,331)	(6,558)	(6,661)
Amortization of net actuarial loss	258	193	515	384
Total net periodic benefit	$(1,074)	$(799)	$(2,148)	$(1,598)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Discount rate	3.00%	4.05%	3.00%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	6.50%	7.25%	6.50%	7.25%

Employer Contributions

During the six months ended June 30, 2020 and 2019, we made pension contributions of $1.5 million and $3.0 million, respectively.

11. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 24, 2020, Holdings repurchased 4,605,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.26 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes. Additionally, in conjunction with the increase in the borrowing capacity of the Second Amended and Restated Revolving Loan, and the issuance of the 2025 Notes (see Note 3, Long-Term Indebtedness), pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020, we agreed to temporarily suspend the repurchase of Holdings common stock until the earlier of

December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated and the actual quarterly 2020 Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) is used for calculating the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility.

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

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2019 Annual Report.

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

The results of operations for the three and six months ended June 30, 2020 and June 30, 2019 are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. Due to the COVID-19 pandemic, we temporarily suspended operations at our parks beginning March 13, 2020. We continue to monitor government guidelines and requirements in each geographic region in which we operate and are resuming operations on a park-by-park basis based on local conditions. As of June 30, 2020, in consultation with local health officials we have reopened parks in Oklahoma, Georgia, Texas and Missouri with limited capacity, enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. Additionally, we have reopened the drive-through Safari at Six Flags Great Adventure in New Jersey, our campground at Six Flags Darien Lake in New York and our hotel in Lake George, New York. In July, we have reopened parks in Maryland, New Jersey, Illinois, Montreal, Canada and an animal only experience at our Six Flags Discovery Kingdom park in Vallejo, California.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 58% and 53% of total revenues during the six months ended June 30, 2020 and June 30, 2019, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first six months of 2020, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in the prior year, as a result of the temporary suspension of park operations related to the COVID-19 pandemic outbreak and the resulting decrease in attendance related to the reduction in operating days.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed when our parks are operating, as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. While our parks were temporarily closed due to the COVID-19 pandemic, we reduced a significant portion of these expenses, including eliminating the majority of our seasonal labor and advertising expense. These cost-saving measures remain in effect with respect to parks that continue to be temporarily closed. These cost-savings were partially offset by the increased costs related to enhanced sanitization and preventative measures initiated at the reopened parks to help minimize the spread of COVID-19. We may face additional costs in the future in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in the 2019 Annual Report.

Recent Events

On March 13, 2020, we temporarily suspended operations of our theme parks and waterparks due to the COVID-19 pandemic. We continue to monitor government guidelines and requirements in each geographic region in which we operate and we will resume operations on a park-by-park basis as soon as possible based on local conditions. In response to the uncertainty caused by the pandemic, we took several actions after we suspended operations to increase our liquidity position and to prepare for multiple contingencies.

Effective April 6, 2020, we reduced the base salaries of executive officers and full-time salaried employees by 25% and reduced scheduled hours for full-time hourly employees by 25%, to 30 hours per week, subject to federal and state minimum requirements. Salaries for full-time salaried employees employed at the parks are restored to 100% two weeks prior to the announced park opening date. Full-time hourly employees are paid for all hours worked as they prepare parks to reopen and as our parks are operating.

On April 8, 2020, we announced that certain of our revolving credit lenders agreed to provide an incremental $131.0 million of revolving credit commitments to the Second Amended and Restated Revolving Loan, increasing the facility from $350.0 million to $481.0 million.

On April 22, 2020, we announced that our indirect, wholly-owned subsidiary, Six Flags Theme Parks Inc. (“SFTP”) had closed its private offering of $725 million in aggregate principal amount of 7.00% senior secured notes (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restating Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the transaction. Additionally, in connection with the offering, we amended the Second Amended and Restated Credit Facility which among other things, (i) permitted the issuance of the 2025 Notes to mature inside SFTP’s Second Amended and Restated Term Loan B, (ii) suspended the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-established the financial maintenance covenant thereafter (provided that for each quarter in 2021 (other than the fourth quarter) that such covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in Second Amended and Restated Credit Facility) from the second, third and fourth quarter of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) added a minimum liquidity covenant that will apply from the date of the amendment through December 31, 2021.

In connection with the increase to the Second Amended and Restated Revolving Loan in April 2020 and the Credit Agreement Amendment, we agreed to suspend the repurchase of our common stock and payment of dividends until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated.

On June 24, 2020, we appointed Sandeep Reddy as Executive Vice President and Chief Financial Officer, effective July 1, 2020. Leonard Russ, who acted as Interim Chief Financial Officer since February 2020, will transition to an operational role and continue to report to Michael Spanos, President and Chief Executive Officer.

As of June 30, 2020, in consultation with local health officials, we have reopened parks in Oklahoma, Georgia, Texas and Missouri with limited capacity, enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. Additionally, we have reopened the drive-through Safari at Six Flags Great Adventure in New Jersey, our campground at Six Flags Darien Lake in New York and our hotel in Lake George, New York. In July, we have reopened parks in Maryland, New Jersey, Illinois, Montreal, Canada and an animal only experience at our Six Flags Discovery Kingdom park in Vallejo, California.

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth summary financial information for the three months ended June 30, 2020 and 2019.

	Three Months Ended		Percentage
(Amounts in thousands, except percentage and per capita data)	June 30, 2020	June 30, 2019	Change (%)
Total revenue	$19,143	$477,210	(96)%
Operating expenses	62,681	178,348	(65)%
Selling, general and administrative expenses	36,820	59,723	(38)%
Cost of products sold	2,214	43,513	(95)%
Other net periodic pension benefit	(994)	(1,055)	(6)%
Depreciation and amortization	29,434	29,275	1%
Loss (gain) on disposal of assets	513	(690)	N/M
Interest expense, net	51,047	29,572	73%
Loss on extinguishment of debt	5,087	6,231	(18)%
Other expense (income), net	4,252	(1,278)	N/M
(Loss) income before income taxes	(171,911)	133,571	N/M
Income tax (benefit) expense	(55,661)	33,675	N/M
Net (loss) income	(116,250)	99,896	N/M
Less: Net income attributable to noncontrolling interests	(20,644)	(20,377)	1%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(136,894)	$79,519	N/M

Other Data:
Attendance	433	10,508	(96)%
Total revenue per capita	$44.21	$45.41	(3)%

Revenue

Revenue for the three months ended June 30, 2020 totaled $19.1 million, a decrease of $458.1 million, or 96%, compared to $477.2 million for the three months ended June 30, 2019. The decrease was driven primarily by a 96% decrease in attendance resulting from the temporary suspension of operations of our theme parks and waterparks on March 13, 2020 due to the COVID-19 pandemic and the limited capacity at recently reopened parks. The decrease in revenue was also attributable to a decrease in sponsorship, international agreements and accommodations revenues, due primarily to the termination of our contracts in China and Dubai, reduced revenue from sponsorships and the suspension of nearly all of our accommodations operations.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended June 30, 2020 decreased by $6.50 to $35.77 compared to the prior period due to a $7.79, or 43%, decrease in non-admissions revenue per capita offset by a $1.29, or 5%, increase in admissions revenue per capita. The decrease in non-admissions revenue per capita was driven primarily by the lack of in-park spending opportunities at our drive-through Safari at Six Flags Great Adventure, which represented approximately half of our attendance during the quarter. The decrease was also attributable to the deferral of approximately $6 million of monthly membership revenue that is recognized for non-admission membership products, such as all season dining memberships, that continue past the initial twelve-month commitment period, as described below. The increase in admissions revenue per capita was primarily the result of a higher mix of single day paid admissions, offset by the deferral of approximately $24 million of monthly membership revenue. After a member’s initial twelve-month commitment period ends, we ordinarily recognize revenue from those membership payments on a monthly basis; however, in response to the pandemic-related park closures, we added one additional month of membership privileges for every month a member paid but could not visit their home park or use their non-admission membership product. The membership payments received while parks were temporarily closed due to the pandemic were deferred and will be recognized as revenue when these additional months are utilized by members at the end of their respective membership periods.

Operating expenses

Operating expenses for the three months ended June 30, 2020 decreased $115.7 million, or 65%, compared to the same period in the prior year, primarily as a result of a reduction in operating days and the cost mitigation measures put in place in response to the COVID-19 pandemic, including a 25% reduction in full-time salaries and wages and the elimination of nearly all seasonal labor costs while our parks were not operational. These reductions continue at our parks that are currently not operating. These savings were partially offset by the increased costs related to enhanced sanitization and additional preventative measures to help minimize the spread of COVID-19 and an increase in reserves associated with several legal claims.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased $22.9 million, or 38%, compared to the same period in the prior year, driven by a reduction in salary, wage and benefit expense, including incentive compensation accruals, in the current period due to the temporary suspension of park operations in response to the COVID-19 pandemic. Executive officer salaries and the salaries of many other corporate employees continue to be temporarily reduced by 25%.

Cost of products sold

Cost of products sold in the three months ended June 30, 2020 decreased $41.3 million, or 95%, compared to the same period in the prior year, primarily as a result of reduced sales of food and merchandise due to the temporary suspension of park operations in response to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended June 30, 2020, increased $0.2 million, or 1%, compared to the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss (gain) on disposal of assets

Loss (gain) on disposal of assets for the three months ended June 30, 2020 increased $1.2 million compared to the same period in the prior year. The increase was primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net increased $21.5 million, or 73%, for the three months ended June 30, 2020, compared to the same period in the prior year, primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020 and the de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, which resulted in a $14.9 million reclassification from accumulated other comprehensive income to interest expense in the unaudited condensed consolidated statement of operations. For a more detailed description of our interest rate swap agreements, see Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report. These increases were partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B and the interest savings related to the $50.5 million of the outstanding 2024 Notes principal prepaid in March 2020.

Other expense (income), net

Other expense (income), net for the three months ended June 30, 2020 increased $5.5 million compared to the same period in the prior year. The increase was primarily driven by costs associated with our transformation initiative.

Income tax (benefit) expense

Income tax benefit for the three months ended June 30, 2020 was $56.6 million. In the same period in the prior year, we recorded a tax expense of $33.7 million. The difference in income tax (benefit) expense is driven by our loss before income taxes for 2020 related to the COVID-19 pandemic.

Results of Operations

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth summary financial information for the six months ended June 30, 2020 and 2019:

	Six Months Ended		Percentage
(Amounts in thousands, except per capita data)	June 30, 2020	June 30, 2019	Change (%)
Total revenue	$121,646	$605,403	(80)%
Operating expenses	168,545	292,870	(42)%
Selling, general and administrative expenses	73,010	99,833	(27)%
Costs of products sold	9,974	53,788	(81)%
Other net periodic pension benefit	(1,990)	(2,110)	(6)%
Depreciation and amortization	60,098	58,348	3%
Loss on disposal of assets	393	446	(12)%
Interest expense, net	78,204	57,920	35%
Loss on debt extinguishment	6,106	6,231	(2)%
Other expense (income), net	5,812	(1,705)	N/M
(Loss) income before income taxes	(278,506)	39,782	N/M
Income tax (benefit) expense	(77,710)	9,018	N/M
Net (loss) income	(200,796)	30,764	N/M
Less: Net income attributable to noncontrolling interests	(20,644)	(20,377)	1%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(221,440)	$10,387	N/M

Other Data:
Attendance	2,016	12,675	(84)%
Total revenue per capita	$60.34	$47.76	26%

Revenue

Revenue for the six months ended June 30, 2020 totaled $121.6 million, a decrease of $483.8 million, 80%, compared to $605.4 million for the six months ended June 30, 2019. The decrease was driven by an 84% decrease in attendance resulting from the temporary suspension of operations of our theme parks and waterparks on March 13, 2020 due to the COVID-19 pandemic and the limited capacity at recently reopened parks. The decrease in revenue was also attributable to a decrease in sponsorship, international agreements and accommodations revenues, due primarily to the termination of our contracts in China and Dubai, reduced revenue from sponsorships and the suspension of nearly all of our accommodations operations.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the six months ended June 30, 2020 increased $8.80 to $52.13 compared to the prior period due to a $9.97, or 40%, increase in admissions revenue per capita offset by a $1.17, or 6%, decrease in non-admissions revenue per capita. The increase in admissions revenue per capita was primarily due to recurring monthly membership revenue in the first quarter of 2020 from memberships that continued on a monthly basis past the initial twelve-month commitment period. Prior to the temporary suspension of park operations, these monthly payments were recognized as received. As discussed above, following the temporary park closures due to the COVID-19 pandemic, the revenue from these monthly payments was deferred. The decrease in non-admissions revenue per capita was primarily driven by attendance at our drive-through Safari at Six Flags Great Adventure, which does not provide an opportunity for in-park spending.

Operating expenses

Operating expenses for the six months ended June 30, 2020 decreased $124.3 million, or 42%, compared to the same period in the prior year, primarily as a result of a reduction in park operating days and the cost mitigation measures put in place in response to the COVID-19 pandemic, including a 25% reduction in full-time salaries and wages and the elimination of nearly all seasonal labor costs while our parks are not operating. These savings were partially offset by the increased costs related to enhanced sanitization and additional preventative measures to help minimize the spread of COVID-19 and an increase in reserves associated with several legal claims.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased $26.8 million, or 27%, compared to the same period in the prior year, driven by a reduction in salary, wage and benefit expense, including incentive compensation accruals, in the current period due to the temporary suspension of park operations in response to the COVID-19 pandemic. Executive officer salaries and the salaries of many other corporate employees continue to be reduced by 25% while many of our parks are not in operation.

Cost of products sold

Cost of products sold in the six months ended June 30, 2020 decreased $43.8 million, or 81%, compared to the same period in the prior year, primarily as a result of reduced sales of food and merchandise due to the temporary suspension of park operations in response to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended June 30, 2020, increased $1.8 million, or 3%, compared to the same period in the prior year. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets for the six months ended June 30, 2020 decreased $0.1 million compared to the same period in the prior year. The decrease was primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net increased $20.3 million, or 35%, for the six months ended June 30, 2020, compared to the same period in the prior year, primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020 and the de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, which resulted in a $14.9 million reclassification from accumulated other comprehensive income to interest expense in the unaudited condensed consolidated statement of operations for the period ended June 30, 2020. For a more detailed description of our interest rate swap agreements, see Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report. These increases were partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B and the interest savings related to the $50.5 million of the outstanding 2024 Notes principal prepaid in March 2020.

Other expense (income), net

Other expense (income), net for the six months ended June 30, 2020 increased $7.5 million compared to the same period in the prior year. The increase was primarily driven by costs associated with our transformation initiative.

Income tax (benefit) expense

Income tax benefit for the six months ended June 30, 2020 was $78.6 million. In the same period in the prior year, we recorded a tax expense of $9.0 million. The difference in income tax (benefit) expense is driven by our loss before income taxes for 2020 related to the COVID-19 pandemic.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include working capital obligations, the funding of common stock dividends, investments in parks (including capital projects), debt service, payments to our partners in the Partnership Parks and common stock repurchases. Our principal uses of cash also include the cash operating expenses and selling, general and administrative expenses that are typically less than revenues. To enhance our liquidity in response to the temporary suspension of park operations due to the COVID-19 pandemic, we have taken proactive steps to decrease capital spending for calendar year 2020, including deferring or eliminating at least $50 to $60 million of discretionary capital projects planned for 2020.

Prior to the temporary suspension of park operations on March 13, 2020 due to the COVID-19 pandemic, Holdings announced a quarterly cash dividend of $0.25 per share of common stock, representing a 70% reduction from the dividend declared in February 2019. Holdings did not declare a dividend during the three months ended June 30, 2020 compared to an $0.82 dividend declared in the three months ended June 30, 2020. During the six months ended June 30, 2020, and June 30, 2019, Holdings paid $21.4 million and $138.3 million, respectively, in cash dividends on its common stock.

As of July 24, 2020, Holdings has repurchased 4,605,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.26 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock.

Based on historical and anticipated operating results, including the negative impact of the reduced capacity at our parks that are operating and the continued temporary suspension of operations in response to COVID-19 at many of our parks, we believe available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs through 2021, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. However, if park closures continue through 2021, we will likely require additional covenant relief during 2021 under the Second Amended and Restated Credit Facility.

On April 8, 2020, we announced that we increased the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. On April 22, 2020, we announced that SFTP issued $725.0 million in aggregate principal amount of 7.00% senior secured notes (the “2025 Notes”) in a private offering, a portion of which was used to repay $315.0 million of the Second Amended and Restated Term Loan B. Based on our current federal net operating loss carryforwards and reduced operations due to the COVID-19 pandemic, we anticipate paying minimal federal income taxes in 2020 and do not anticipate becoming a full cash taxpayer until 2024. During the years 2021 through 2024, we have significant federal operating loss carryforwards that will offset the majority of our taxable income.

On April 22, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility that suspended testing of the senior secured leverage ratio financial maintenance covenant through the end of 2020 and modified testing of the senior secured leverage ratio financial maintenance covenant through December 31, 2021. The amendment also added a minimum liquidity covenant.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. An extended suspension of operations of our parks, due to the COVID-19 pandemic or otherwise, would materially and adversely impact our liquidity positions. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu or COVID-19; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2019 Annual Report and in this Quarterly Report.

As of June 30, 2020, our total indebtedness, net of discount and deferred financing costs, was approximately $2,619.9 million. based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2020 and 2021, (iii) estimated interest rates for floating-rate debt, and (iv) the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $105 million and $160 million during 2020 and 2021, respectively.

As of June 30, 2020, we had approximately $296.0 million of unrestricted cash and $459.7 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on our compliance with certain conditions, including a maximum senior leverage maintenance covenant, and the absence of any material adverse change in our business or financial condition. If we are unable to borrow under the Second Amended and Restated Revolving Loan, and we failed significantly to meet our projected results from operations, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

We regularly make capital investments for new rides and attractions in our parks to (i) enhance our food, retail, games and other in-park areas, (ii) enhance the theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience and (iii) attain operational efficiencies through our information technology infrastructure. In addition, we perform maintenance capital projects on an annual basis with most expenditures made during the off-season, although we have recently taken steps to reduce capital expenditures for calendar year 2020 including deferring or eliminating at least $50 to $60 million of discretionary capital projects planned for 2020 in response to the COVID-19 pandemic. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

During the six months ended June 30, 2020, net cash used in operating activities was $110.7 million. During the six months ended June 30, 2019, net cash provided by operating activities was $126.1 million. The difference is due to the decrease in operations during the first half of 2020 attributable to COVID-19. Net cash used in investing activities during the six months ended June 30, 2020 and June 30, 2019 was $73.1 million and $95.1 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease is attributable to the reduction in spending on capital expenditures due to COVID-19. Net cash provided by financing activities during the six months ended June 30, 2020 and June 30, 2019 was $310.9 million and $37.5 million, respectively. The June 30, 2020 balance is primarily attributable to the issuance of the 2025 Notes, partially offset by the $315.0 million repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in June 2020, and the payment of $21.4 million in cash dividends. During the first six months of 2019, the balance was mostly attributable to our repayment of the Amended and Restated Credit Facility, entering into the Second Amended and Restated Credit Facility, and the payment of $138.3 million in dividends.

Our business is both seasonal in nature and involves significant levels of cash transactions. Most of our cash-based expenses are relatively fixed when our parks are operating and do not vary significantly with either attendance or per capita spending. As a result, our net operating cash flows are largely driven by attendance and per capita spending levels. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance. While our parks were temporarily closed due to the COVID-19 pandemic, we reduced a significant portion of these expenses including eliminating the majority of our seasonal labor and advertising expense. These cost-saving measures remain in effect with respect to parks that continue to be temporarily closed.

Contractual Obligations

Since December 31, 2019, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business except for a reduction in the principal of long-term debt and the interest related to the prepayment of $50.5 million on the 2024 Notes in March 2020, and the issuance and interest payments related to 2025 Notes in April 2020. Set forth below is certain updated information regarding our debt obligations as of June 30, 2020.

	Payment Due by Period
(Amounts in thousands)	2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long-term debt including current portion (2024 Notes) (1)	$—	$—	$949,490	$—	$949,490
Interest on 2024 Notes (1)	23,445	92,528	92,527	—	208,500
Long-term debt including current portion (2025 Notes) (1)	—	—	—	725,000	725,000
Interest on 2025 Notes (1)	—	111,227	101,500	50,750	263,477

(1) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, there were no material changes in our market risk exposure from that disclosed in the 2019 Annual Report, except as it relates to our derivative financial instruments. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2019 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of June 30, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2019 Annual Report, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended June 30, 2020.

Privacy Class Action Lawsuits

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020. The Illinois Supreme Court has granted review, but briefing has not yet been submitted.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations. Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. That motion is still pending. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed, and the matter is fully briefed. We intend to vigorously defend ourselves against these lawsuits. The outcome of these lawsuits is currently not determinable, and a reasonable estimate of loss or range of loss in excess of the immaterial amount that we have recorded for this litigation cannot be made.

Wage and Hour Class Action Lawsuits

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages, and related penalties, and attorneys fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. An amended complaint was filed on November 24, 2019. On May 27, 2020, a copycat complaint was filed by the same law firm on behalf of a different named plaintiff alleging identical causes of action. The complaints allege violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of purposed class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks all applicable statutory penalties and attorneys’ fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On February 20, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law and attorneys fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.) (the “Schwartz action”). The complaint in the Schwartz action alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The complaint in the Schwartz action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v: Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Cause No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litgation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. We intend to vigorously defend ourselves against these lawsuits. Since these lawsuits are in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

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

The COVID-19 pandemic has disrupted our business and will continue to adversely affect our results of operations, liquidity, cash flows and financial condition.

In response to the global COVID-19 pandemic, federal, state and local governments have implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. These actions, in addition to concerns relating to the public health impacts of the virus, have prevented us and our employees, contractors, suppliers, and other business partners from conducting business activities at full capacity, have led to the temporary cessation of certain business activities altogether, and may continue to have an adverse impact on our business for an unknown period of time. Ongoing concern regarding the virus and its evolving impact, as well as containment actions imposed in response to the pandemic, have had, and will likely continue to have a negative effect on economies and financial markets. Future developments relating to the virus, including severity, rate of transmission, mutations, treatment and availability of a vaccine, are uncertain and difficult to predict. As a result, the extent and duration of the impacts of the COVID-19 pandemic on our business over the longer term remain largely uncertain and cannot be accurately predicted at this time.

In accordance with government guidelines concerning the COVID-19 pandemic, we temporarily suspended operations at all of our theme parks and waterparks in March 2020. During this period of suspended operations, we have experienced a significant decrease in revenues. We have also implemented a number of mitigation efforts, including eliminating seasonal labor costs, effecting salary and wage reductions for our executives and employees, increasing the available borrowings under our credit facilities, issuing senior secured notes to repay certain short-term borrowings and for working capital purposes, deferring or eliminating certain discretionary capital projects, and developing incentives to maintain monthly membership commitments. These efforts may not be sufficient, however, to counteract the adverse impact the COVID-19 pandemic has had on our revenues or prevent any further adverse impact, and some of our mitigating actions may have an adverse impact on our business. In addition, the effect of COVID-19 on capital markets could impact our cost of borrowing or result in reduced or delayed capital expenditures and the impairment of certain of our assets and could adversely affect our strategic plans.

Following our temporary suspension of operations in March 2020, we have reopened some of our theme parks and waterparks. However, even as we reopen our parks, the COVID-19 pandemic could continue to have a significant adverse impact on our business including future park closures and additional costs, such as the costs associated with reopening and restarting business activities, and costs to implement or enhance health and safety measures. We could also suffer damage to our reputation as a result of an outbreak of COVID-19 at one of our properties or if our response is inappropriate or is perceived by our guests or other stakeholders to be inappropriate, which could significantly and adversely affect our business, results of operations, liquidity, cash flows and financial condition.

Increased COVID-19 case numbers or other developments relating to the COVID-19 pandemic may result in the implementation of additional government measures, orders and mandates, such as orders requiring park closures or further restrictions on travel or public gatherings. Any of these measures could further disrupt, or exacerbate the current impact of the COVID-19 pandemic on, our business, results of operations, liquidity, cash flows and financial condition. In addition, in light of certain future developments, we may determine that a voluntary temporary closure of certain properties or portions thereof is in the best interest of our guests, employees and reputation. If any of the recent disruptions to our business are prolonged or extended, or if future developments require subsequent disruptive measures to be implemented, our business, financial condition, results of operations and reputation may be materially and adversely affected.

The COVID-19 pandemic has also significantly increased economic uncertainty. The demand for parks, entertainment, recreation activities and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, may reduce our customers’ discretionary income to spend on parks, entertainment, recreation activities and travel. In addition, the COVID-19 pandemic could have longer-term impacts on consumer tastes and preferences and could shift consumer entertainment and recreation behaviors toward digital entertainment experiences and other off-premises experiences and technologies. As a result, attendance, revenue and per capita spending at our theme parks and waterparks could be adversely affected, which could materially adversely affect our business, results of operations, liquidity, cash flows, financial condition, and prospects.

There are no comparable recent events that provide guidance as to the general effects the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. In addition, the extent and duration of such impacts over the longer term depend on future developments that cannot be accurately predicted at this time. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. The effects could, however, have a material impact on our results, operations, financial conditions and liquidity and heighten many of our known risks described in “Item 1A. Risk Factors” contained in the 2019 Annual Report and in this Quarterly Report.

We have agreed to temporarily suspend payment of dividends in connection with amendments to our revolving credit facility.

In connection with the increase to the Second Amended and Restated Revolving Loan in April 2020 and the Credit Agreement Amendment, we agreed to suspend the repurchase of our common stock and payment of dividends until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending payment of dividends after the restrictions under our Second Amended and Restated Revolving Loan are terminated depending on any then-existing limitations on our working capital.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 24, 2020, Holdings had repurchased 4,605,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.26 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases. No repurchases were made under the March 2017 Stock Repurchase Plan during the six months ended June 30, 2020.

In connection with the increase to the Second Amended and Restated Revolving Loan in April 2020 and the Credit Agreement Amendment, we agreed to suspend the repurchase of our common stock and payment of dividends until the earlier of December 31, 2021, or such time as the incremental revolving credit facility commitments are terminated.

ITEM 6.   EXHIBITS

Exhibit 3.1	Restated Certificate of Incorporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 30, 2020

Exhibit 3.2	Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018

Exhibit 4.1

Indenture, dated as of April 22, 2020, by and among Six Flags Theme Parks Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent─incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020

Exhibit 4.2	Form of 7.000% Senior Secured Notes due 2025─incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020

Exhibit 10.1

Employment Agreement, dated as of June 21, 2020, by and between Sandeep Reddy and Six Flags Entertainment Corporation─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 24, 2020

Exhibit 10.2

First Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020

Exhibit 10.3

Replacement Revolving Facility Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020

Exhibit 10.4

Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 22, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL.

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 29, 2020	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	July 29, 2020	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President and Chief Financial Officer