Form 10-Q
period 2020-09-30
Six Flags Entertainment Corp
filed 2020-10-28
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2020 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 23, 2020, Six Flags Entertainment Corporation had 84,977,079 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding (i) the timing and conditions under which we may reopen our closed parks and our expectations regarding the continued operations of our reopened parks, (ii) the operation of our parks in light of the global coronavirus pandemic (“COVID-19”) following their anticipated reopening including, among other things, the effectiveness of cost-saving and health and safety measures implemented in response to COVID-19, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to improve operating results, profitability and resilience by adopting and implementing a new strategic plan, including strategic cost reductions and organizational and personnel changes, without adversely affecting our business, (v) our plans and ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such enhancements and initiatives, (vi) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (viii) our ability to obtain additional financing, (ix) our expectations regarding future interest payments, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability of net operating loss carryforwards and other tax benefits, (xiii) our expectations regarding uncertain tax positions, and (xiv) our expectations regarding our deferred revenue growth. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	September 30, 2020	December 31, 2019	September 30, 2019
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$213,907	$174,179	$211,797
Accounts receivable, net	48,500	108,679	199,127
Inventories	43,892	32,951	36,953
Prepaid expenses and other current assets	75,266	60,431	60,508
Total current assets	381,565	376,240	508,385
Property and equipment, net:
Property and equipment, at cost	2,386,409	2,345,283	2,322,291
Accumulated depreciation	(1,120,776)	(1,061,287)	(1,032,914)
Total property and equipment, net	1,265,633	1,283,996	1,289,377
Other assets:
Right-of-use operating leases, net	198,061	201,128	202,935
Debt issuance costs	7,568	3,624	3,836
Deposits and other assets	8,324	12,722	10,740
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $24,232, $23,224 and $22,623 as of September 30, 2020, December 31, 2019 and September 30, 2019, respectively	344,203	345,212	345,812
Total other assets	1,217,774	1,222,304	1,222,941
Total assets	$2,864,972	$2,882,540	$3,020,703

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$36,716	$32,904	$51,428
Accrued compensation, payroll taxes and benefits	20,348	19,556	23,994
Accrued insurance reserves	31,592	35,376	37,108
Accrued interest payable	44,085	26,128	20,819
Other accrued liabilities	78,249	63,019	61,038
Deferred revenue	198,563	144,040	197,674
Current portion of long-term debt	—	8,000	8,000
Short-term lease liabilities	18,803	10,709	10,585
Total current liabilities	428,356	339,732	410,646
Noncurrent liabilities:
Long-term debt	2,620,920	2,266,884	2,268,704
Long-term lease liabilities	183,065	188,149	185,365
Other long-term liabilities	39,688	27,514	22,133
Deferred income taxes	125,628	247,121	223,656
Total noncurrent liabilities	2,969,301	2,729,668	2,699,858
Total liabilities	3,397,657	3,069,400	3,110,504

Redeemable noncontrolling interests	544,020	529,258	545,386

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,950,618, 84,633,845 and 84,516,567 shares issued and outstanding at September 30, 2020, December 31, 2019 and September 30, 2019, respectively	2,124	2,116	2,113
Capital in excess of par value	1,086,221	1,066,223	1,066,312
Accumulated deficit	(2,067,600)	(1,709,747)	(1,628,394)
Accumulated other comprehensive loss, net of tax	(97,450)	(74,710)	(75,218)
Total stockholders' deficit	(1,076,705)	(716,118)	(635,187)
Total liabilities and stockholders' deficit	$2,864,972	$2,882,540	$3,020,703

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	September 30, 2020	September 30, 2019
Park admissions	$72,920	$352,664
Park food, merchandise and other	49,342	242,059
Sponsorship, international agreements and accommodations	4,065	26,457
Total revenues	126,327	621,180
Operating expenses (excluding depreciation and amortization shown separately below)	113,833	189,820
Selling, general and administrative expenses (including stock-based compensation of $7,907 and $3,903 in 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	41,568	55,144
Costs of products sold	12,980	53,508
Other net periodic pension benefit	(995)	(1,038)
Depreciation	28,780	30,084
Amortization	5	601
Loss on disposal of assets	10,065	2,659
Interest expense	38,500	28,686
Interest income	(108)	(350)
Other expense, net	13,470	231
(Loss) income before income taxes	(131,771)	261,835
Income tax (benefit) expense	(36,243)	61,626
Net (loss) income	(95,528)	200,209
Less: Net income attributable to noncontrolling interests	(20,644)	(20,376)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(116,172)	$179,833

Weighted-average common shares outstanding:
Basic:	84,829	84,413
Diluted:	84,829	85,045

Net (loss) income per average common share outstanding:
Basic:	$(1.37)	$2.13
Diluted:	$(1.37)	$2.11

Cash dividends declared per common share	$—	$0.82

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2020	September 30, 2019
Park admissions	$143,688	$671,252
Park food, merchandise and other	83,671	472,692
Sponsorship, international agreements and accommodations	20,614	82,639
Total revenues	247,973	1,226,583
Operating expenses (excluding depreciation and amortization shown separately below)	282,378	482,690
Selling, general and administrative expenses (including stock-based compensation of $18,207 and $11,347 in 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	114,578	154,977
Costs of products sold	22,954	107,296
Other net periodic pension benefit	(2,985)	(3,148)
Depreciation	87,875	87,228
Amortization	1,008	1,805
Loss on disposal of assets	10,458	3,105
Interest expense	117,234	86,965
Interest income	(638)	(709)
Loss on debt extinguishment	6,106	6,231
Other expense (income), net	19,282	(1,474)
(Loss) income before income taxes	(410,277)	301,617
Income tax (benefit) expense	(113,953)	70,644
Net (loss) income	(296,324)	230,973
Less: Net income attributable to noncontrolling interests	(41,288)	(40,753)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(337,612)	$190,220

Weighted-average common shares outstanding:
Basic:	84,730	84,276
Diluted:	84,730	84,938

Net (loss) earnings per average common share outstanding:
Basic:	$(3.98)	$2.26
Diluted:	$(3.98)	$2.24

Cash dividends declared per common share	$0.25	$2.46

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019

Net (loss) income	$(95,528)	$200,209
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	1,831	(1,466)
Defined benefit retirement plan (2)	177	151
Change in cash flow hedging (3)	(37)	(2,268)
Other comprehensive income (loss), net of tax	1,971	(3,583)
Comprehensive (loss) income	(93,557)	196,626
Less: Comprehensive income attributable to noncontrolling interests	(20,644)	(20,376)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(114,201)	$176,250

(1) Foreign currency translation adjustment is presented net of tax expense of $0.5 million for the three months ended September 30, 2020 and a tax benefit of $0.4 million for the three months ended September 30, 2019.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended September 30, 2020 and net of nominal tax expense for the three months ended September 30, 2019, respectively.

(3) Change in fair value of cash flow hedging is presented net of nominal tax benefit for the three months ended September 30, 2020 and net of tax benefit $0.8 million for the three months ended September 30, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019
Net (loss) income	$(296,324)	$230,973
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(10,706)	249
Defined benefit retirement plan (2)	563	440
Change in cash flow hedging (3)	(12,597)	(4,409)
Other comprehensive loss, net of tax	(22,740)	(3,720)
Comprehensive (loss) income	(319,064)	227,253
Less: Comprehensive income attributable to noncontrolling interests	(41,288)	(40,753)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(360,352)	$186,500

(1)  Foreign currency translation adjustment is presented net of tax benefit of $2.8 million for the nine months ended September 30, 2020 and tax expense of $0.1 million for the nine months ended September 30, 2019, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.2 million and $0.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax benefit of $4.1 million and $1.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at June 30, 2019	84,334,531	$2,108	$1,058,675	$(1,738,955)	$(71,635)	$(749,807)
Issuance of common stock	182,851	5	3,782	—	—	3,787
Stock-based compensation	—	—	3,903	—	—	3,903
Dividends declared to common shareholders	—	—	—	(69,272)	—	(69,272)
Repurchase of common stock	(815)	—	(48)	—	—	(48)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	179,833	—	179,833
Net other comprehensive loss, net of tax	—	—	—	—	(3,583)	(3,583)
Balances at September 30, 2019	84,516,567	$2,113	$1,066,312	$(1,628,394)	$(75,218)	$(635,187)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)
Issuance of common stock	195,468	5	414	—	—	419
Stock-based compensation	—	—	7,907	—	—	7,907
Repurchase of common stock	(2,136)	—	(48)	—	—	(48)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(116,172)	—	(116,172)
Net other comprehensive income, net of tax	—	—	—	—	1,971	1,971
Balances at September 30, 2020	84,950,618	$2,124	$1,086,221	$(2,067,600)	$(97,450)	$(1,076,705)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	528,330	13	16,173	—	—	16,186
Stock-based compensation	—	—	11,347	—	—	11,347
Dividends declared to common shareholders	—	—	—	(207,325)	—	(207,325)
Repurchase of common stock	(882)	—	(52)	—	—	(52)
Employee stock purchase plan	26,937	1	1,204	—	—	1,205
Fresh start valuation adjustment for partnership park units purchased	—	—	—	45	—	45
Net income attributable to Six Flags Entertainment Corporation	—	—	—	190,220	—	190,220
Net other comprehensive loss, net of tax	—	—	—	—	(3,720)	(3,720)
Balances at September 30, 2019	84,516,567	$2,113	$1,066,312	$(1,628,394)	$(75,218)	$(635,187)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	277,532	7	1,146	—	—	1,153
Stock-based compensation	—	—	18,207	—	—	18,207
Dividends declared to common shareholders	—	—	—	(21,165)	—	(21,165)
Repurchase of common stock	(2,291)	—	(54)	—	—	(54)
Employee stock purchase plan	41,532	1	717	—	—	718
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(337,612)	—	(337,612)
Net other comprehensive loss, net of tax	—	—	—	—	(22,740)	(22,740)
Balances at September 30, 2020	84,950,618	$2,124	$1,086,221	$(2,067,600)	$(97,450)	$(1,076,705)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net (loss) income	$(296,324)	$230,973
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	88,883	89,033
Stock-based compensation	18,207	11,347
Interest accretion on notes payable	881	988
Loss on debt extinguishment	6,106	6,231
Amortization of debt issuance costs	4,558	2,703
Other, including loss on disposal of assets	10,308	3,773
Gain on sale of investee	—	(724)
Decrease (increase) in accounts receivable	58,789	(83,061)
Increase in inventories, prepaid expenses and other current assets	(27,379)	(19,188)
Decrease in deposits and other assets	4,353	242
Decrease in ROU operating leases	886	6,030
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	69,014	62,266
Increase (decrease) in operating lease liabilities	3,776	(10,823)
Increase (decrease) in accrued interest payable	17,957	(9,878)
Deferred income taxes	(113,979)	50,953
Net cash (used in) provided by operating activities	(153,964)	340,865

Cash flows from investing activities:
Additions to property and equipment	(92,960)	(123,662)
Property insurance recoveries	2,514	1,637
Proceeds from sale of assets	—	24
Net cash used in investing activities	(90,446)	(122,001)

Cash flows from financing activities:
Repayment of borrowings	(526,510)	(800,750)
Proceeds from borrowings	884,000	970,000
Payment of debt issuance costs	(22,271)	(8,927)
Payment of cash dividends	(22,497)	(208,740)
Proceeds from issuance of common stock	1,871	17,391
Stock repurchases	(54)	(52)
Reduction in finance lease liability	(396)	—
Purchase of redeemable noncontrolling interest	(4,976)	(217)
Distributions to noncontrolling interests	(20,644)	(20,376)
Net cash provided by (used in) financing activities	288,523	(51,671)

Effect of exchange rate on cash	(4,385)	(4)

Net increase in cash and cash equivalents	39,728	167,189
Cash and cash equivalents at beginning of period	174,179	44,608
Cash and cash equivalents at end of period	$213,907	$211,797

Supplemental cash flow information
Cash paid for interest	$79,342	$93,153
Cash paid for income taxes	$4,596	$24,953

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks and are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of the 26 parks we owned or operated as of September 30, 2020, 23 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

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

Results of operations for the nine months ended September 30, 2020 are not indicative of the results expected for the full year. In particular, our park operations typically contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round. In addition, due to the COVID-19 pandemic, our operations have been limited during 2020, particularly during the second and third quarters.

Transformation Initiative

In March 2020, we launched a holistic transformation initiative to reinvigorate revenue growth, reduce operating expenses by optimizing our operating model, and improve our guests’ end-to end experience through technological advancements. Included in the plan are both revenue initiatives and productivity initiatives. Through this transformation initiative, we are targeting significant improvements to our financial performance and to the guest experience. We anticipate that a portion of the work will be completed by the fourth quarter of 2020, and the remaining portion will be completed over the next several quarters, with the full benefit of the transformation initiative to be realized when the parks are again operating at normal capacity.

We recognized non-recurring transformation charges in our Statement of Operations and present such charges as "Other expense (income), net." Executing the transformation initiative will result in a total of non-recurring charges of approximately $69 million, of which $60 million will be cash and $9 million will be non-cash write-off of assets. We have recognized $29.2 million of these charges during the nine months ended September 30, 2020. We anticipate that we will incur approximately $5 million in charges in the fourth quarter of 2020, with the remaining charges expected to be incurred by the end of 2021. Approximately two-thirds of the investments in 2021 will be on our technology platform, which will have the greatest impact on the overall guest experience.

Transformation Costs Breakout by Quarter

	Three Months Ended		Nine Months Ended
	June 30, 2020	September 30, 2020	September 30, 2020
Amounts included in "Other expense (income), net"
Consultant costs	$6,155	$12,145	$18,300
Employee termination costs	—	1,555	1,555
Amounts included in "Loss on disposal of assets"
Ride / asset write-offs	—	9,351	9,351
Total transformation costs	$6,155	$23,051	$29,206

COVID-19 Considerations

In response to the global COVID-19 pandemic, federal, state and local governments have implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. The pandemic and these containment measures have had, and are expected to continue to have, a material negative impact on our business. With the unknown duration and intensity of the ongoing pandemic, it is not possible to accurately estimate the impact to our business in future quarters.

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

Nine of our 26 parks were closed in the third quarter due to the COVID-19 pandemic. Since the temporary suspension of park operations in March 2020, in consultation with local health officials, we reopened parks in Oklahoma, Arizona, Georgia, Texas, Missouri, Maryland, New Jersey, Illinois, Montreal, Canada and Oaxtepec, Mexico with limited capacity and enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. Due to local government orders related to the pandemic, our park in Arizona was required to close shortly after it reopened and our park in Montreal, Canada was required to close earlier than the end of its regular operating season. Additionally, we opened the drive-through Safari at Six Flags Great Adventure in Jackson, New Jersey, an animal only experience at our Six Flags Discovery Kingdom park in Vallejo, California, our campground at Six Flags Darien Lake in New York and our hotel in Lake George, New York. We opened our theme park in Mexico City, Mexico on October 23, 2020, and we announced plans to open Six Flags Great America in Gurnee, Illinois for a holiday walk-through experience during late November and December.

Effective April 6, 2020, we reduced the base salaries of executive officers and full-time salaried employees by 25% and reduced scheduled hours for full-time hourly employees by 25%, to 30 hours per week, subject to federal and state minimums. Salaries for full-time salaried employees at the parks are restored to 100% two weeks prior to the announced park opening date. Full-time hourly employees are paid for all hours worked to prepare parks for reopening and at operating parks.

We expect that a significant portion of our revenue decline will be offset by cost-saving measures that we implemented upon the suspension of park operations. In addition to the mitigation measures described above, we eliminated the majority of our seasonal labor at each of our parks until those parks reopened. We have also suspended all advertising and marketing costs at our parks that remain closed and have eliminated or intend to eliminate $30 - $40 million of non-labor operating costs in 2020, including the deferral of $20 million of increased investments we had planned to improve the guest experience. In addition, we have deferred or eliminated, or plan to defer or eliminate, $50 - $60 million in our discretionary capital projects planned for 2020.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021 even if our open parks are required to close. In addition to reducing expenses including capital expenditures, in April 2020, we increased the revolving credit commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also in April, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. In August 2020, we extended the increased revolving credit commitments under the Second Amended and Restated Revolving Loan through December 31, 2022 and extended the suspension of our senior secured leverage ratio financial maintenance covenant through the end of 2021. See Note 3, Long-Term Indebtedness, for more information on these transactions.

The COVID-19 pandemic caused the suspension of operations at nine of our 26 parks, and limited attendance at the parks that were open, during the third quarter. However, attendance trends have improved from a range of 20% to 25% of prior year levels upon the initial reopening of certain parks in the second quarter to approximately 35% in the third quarter, for the parks that were open. Comparisons of open parks to prior year exclude attendance from Six Flags Discovery Kingdom and Six Flags Great America, as these parks had modified operations with minimal attendance in 2020.

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

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $134.7 million and $130.6 million as of September 30, 2020 and December 31, 2019, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future gives us comfort that we will be able to use all of our federal net operating loss carryforwards before they expire.

In determining the effective tax rate for interim periods, we consider the expected changes in our valuation allowance from current year originating or reversing timing differences between financial accounting and tax purposes and the taxable income or loss expected for the current year. For interim periods, we also account for the tax effect of significant non-routine items in the period in which they occur as well as changes in the valuation allowance relating to a change in the assessment of the probability of utilization of the deferred income tax assets.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of September 30, 2020 and December 31, 2019, we had no recorded amounts for accrued interest or penalties.

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

As of September 30, 2020, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At September 30, 2020, we determined that it is not more likely than not that the fair value of our intangible assets were less than their carrying amounts and there were no triggering events.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We determined that our long-lived assets were recoverable as of September 30, 2020.

We wrote-off assets with a net book value of $9.4 million during the three and nine month period ended September 30, 2020 related to our transformation initiative.

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

(Loss) earnings per common share for the three and nine months ended September 30, 2020 and September 30, 2019 was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (loss) income attributable to Six Flags Entertainment Corporation	$(116,172)	$179,833	$(337,612)	$190,220

Weighted-average common shares outstanding - basic:	84,829	84,413	84,730	84,276
Effect of dilutive stock options and restricted stock units	—	632	—	662
Weighted-average common shares outstanding - diluted:	84,829	85,045	84,730	84,938

(Loss) earnings per share - basic:	$(1.37)	$2.13	$(3.98)	$2.26
(Loss) earnings per share - diluted:	$(1.37)	$2.11	$(3.98)	$2.24

The computation of diluted (loss) earnings per share excluded the effect of 5,811,000 and 3,554,000 antidilutive stock options for the three months ended September 30, 2020 and September 30, 2019, respectively, and excluded the effect of 5,811,000 and 3,595,000 antidilutive stock options and restricted stock units for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

During the three and nine months ended September 30, 2020 and September 30, 2019, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Long-Term Incentive Plan	$7,869	$3,828	$18,089	$11,138
Employee Stock Purchase Plan	38	75	118	209
Total Stock-Based Compensation	$7,907	$3,903	$18,207	$11,347

i.  Revenue Recognition

We account for revenue from contracts with customers based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary throughout the year. In connection with the temporary closure of our parks due to COVID-19, we added one additional month of membership privileges for every month a member paid but could not visit their home park. Season pass holders will be granted an additional year of admission to the parks due to the COVID-19 pandemic. All 2020 passes now expire at the end of the 2021 season. The membership payments received while parks were temporarily closed due to the pandemic were deferred and will be recognized as revenue when these additional months are utilized at the end of the respective membership periods. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received with the exception of those payments related to the parks that remain temporarily closed due to COVID-19. As of September 30, 2020, deferred revenue was primarily comprised of (i) unredeemed season pass and all season dining pass revenue, (ii) unredeemed portions of the membership program and member dining program that will be recognized in the fourth quarter of 2020 and in 2021, and (iii) pre-sold single-day admissions revenue for the current operating season.

We have entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded park outside of North America. These agreements consist of a brand licensing agreement, project services agreement, and management services agreement. We treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with the third party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

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

k.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of September 30, 2020 and December 31, 2019, we have recorded an allowance for doubtful accounts of $7.7 million and $8.3 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

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

The following tables present our revenues disaggregated by contract duration for the three and nine month periods ended September 30, 2020 and September 30, 2019, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended September 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$16,131	$1,086	$2,144	$19,361
Short-term contracts and other (a)	56,789	48,256	1,921	106,966
Total revenues	$72,920	$49,342	$4,065	$126,327

	Three Months Ended September 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$38,684	$7,897	$16,029	$62,610
Short-term contracts and other (a)	313,980	234,162	10,428	558,570
Total revenues	$352,664	$242,059	$26,457	$621,180

	Nine Months Ended September 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$18,832	$1,743	$14,994	$35,569
Short-term contracts and other (a)	124,856	81,928	5,620	212,404
Total revenues	$143,688	$83,671	$20,614	$247,973

	Nine Months Ended September 30, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$70,227	$15,511	$61,462	$147,200
Short-term contracts and other (a)	601,025	457,181	21,177	1,079,383
Total revenues	$671,252	$472,692	$82,639	$1,226,583
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. Due to the COVID-19 pandemic, we have extended all 2020 season passes through the 2021 season. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded theme parks and waterparks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. See Note 1 for additional information on our accounting for performance obligations under these contracts.

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

At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $16.0 million and $35.6 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $65.1 million. At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $46.9 million and $109.7 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $75.5 million.

As of September 30, 2020, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $64.2 million in the remainder of 2020, $20.6 million in 2021, $19.3 million in 2022, $9.3 million in 2023, and $1.2 million in 2024 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of September 30, 2020, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (discussed below). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the transaction. We recognized a loss on debt extinguishment of $5.1 million related to the transaction.

As of September 30, 2020 and December 31, 2019, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $21.7 million and $20.8 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of September 30, 2020, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of September 30, 2020 and December 31, 2019, $479.0 million and $796.0 million were outstanding under the Second Amended and Restated Term Loan B, respectively. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In August 2019, we entered into two additional separate interest rate swap agreements with a notional value of $400.0 million (collectively, the “August 2019 Swap Agreements”) to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 5 for a further discussion. As of September 30, 2020, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.01%. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

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

On August 26, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the credit agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, all of SFTP’s existing incremental revolving credit lenders agreed to extend the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan by one year to December 31, 2022.

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the transaction. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and which are discussed in Note 5, Derivative Financial Instruments, were de-designated. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements to economically offset the impact of the de-designated swap agreements. Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year, with the exception of January 1, 2021, which will include the interest from April 22, 2020 through July 1, 2020 and will total $35.1 million.

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

Long-Term Indebtedness Summary

As of September 30, 2020 and December 31, 2019, long-term debt consisted of the following:

	As of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$479,000	$796,000
Second Amended and Restated Revolving Loan	—	—
2024 Notes	949,490	1,000,000
2025 Notes	725,000	—
2027 Notes	500,000	500,000
Net discount	(4,633)	(6,535)
Deferred financing costs	(27,937)	(14,581)
Total debt	$2,620,920	$2,274,884
Less current portion of long-term debt	—	(8,000)
Total long-term debt	$2,620,920	$2,266,884

Fair-Value of Long-Term Indebtedness

As of September 30, 2020 and December 31, 2019, the fair value of our long-term debt was $2,559.1 million and $2,348.9 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the nine months ended September 30, 2020 were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(13,553)	(33,948)	—	11,305	(36,196)
Amounts reclassified from AOCI	—	2,244	750	(746)	2,248
Amounts reclassified due to de-designation	—	14,928	—	(3,720)	11,208
Balances at September 30, 2020	$(35,737)	$(18,306)	$(48,532)	$5,125	$(97,450)

The Company had the following reclassifications out of AOCI during the three and nine months ended September 30, 2020 and September 30, 2019:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI	Location of Reclassification into (Loss) Income	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Amortization of loss on interest rate hedge	Interest Expense	$1,320	$—	$17,172	$—
	Income tax benefit	(329)	—	(4,279)	—
	Net of tax	$991	$—	$12,893	$—

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$235	$205	$750	$589
	Income tax expense	(59)	55	(187)	(40)
	Net of tax	$176	$151	$563	$440

Total reclassifications		$1,167	$151	$13,456	$440

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

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, consisted of the following:
	Derivative Assets
(Amounts in thousands)	September 30, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$—	$485
Interest Rate Swap Agreements — Noncurrent	—	1,440
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	744	—
Interest Rate Swap Agreements - Noncurrent	1,160	—
	$1,904	$1,925

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	September 30, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$4,813	$788
Interest Rate Swap Agreements — Noncurrent	13,563	2,667
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	4,479	—
Interest Rate Swap Agreements - Noncurrent	10,870	—
	$33,725	$3,455

Gains and losses before taxes on derivatives not designated as hedging instruments included in our unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest Rate Swap Agreements	$(48)	$—	$(16,776)	$—
Total	$(48)	$—	$(16,776)	$—

Gains and losses before taxes on derivatives designated as a cash flow hedge for the three and nine months ended September 30, 2020 and September 30, 2019 were as follows:

Three Months Ended September 30, 2020 and September 30, 2019

	Loss		Loss Reclassified from
	Recognized in AOCI		AOCI into Operations
	(Effective Portion)		(Effective Portion)
(Amounts in thousands)	2020	2019	2020	2019
Interest Rate Swap Agreements	$(1,368)	$(3,035)	$(1,320)	$—
Total	$(1,368)	$(3,035)	$(1,320)	$—

Nine Months Ended September 30, 2020 and September 30, 2019

	Loss		Loss Reclassified from
	Recognized in AOCI		AOCI into Operations
	(Effective Portion)		(Effective Portion)
(Amounts in thousands)	2020	2019	2020	2019
Interest Rate Swap Agreements	$(33,948)	$(5,901)	$(2,244)	$—
Total	$(33,948)	$(5,901)	$(2,244)	$—

During the nine months ended September 30, 2020, we recognized in AOCI a loss of $33.9 million related to our swap agreements. This loss was caused by a decrease in both current interest rates, the interest rate forward curve and the expectation of future payment by us to our hedging counterparties based on current assumptions of the market. Upon de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, we reclassified $14.9 million from accumulated other comprehensive loss to interest expense in the unaudited condensed consolidated statement of operations.

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $74.2 million in 2020 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of September 30, 2020, our share of the distribution will be approximately $32.9 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships)

by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of September 30, 2020, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of September 30, 2020, we owned approximately 31.4% and 53.9% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

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

We incurred $21.1 million of capital expenditures at the Partnership Parks during the 2019 season. We intend to incur approximately $16.0 million of capital expenditures at these parks for the 2020 season (the majority of which has been spent), an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $79.9 million of cash in 2019 from operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of September 30, 2020 and December 31, 2019, we had total loans receivable outstanding of $267.3 million and $239.3 million, respectively, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years. The increase in the loans receivable balance during the nine months ended September 30, 2020 is a result of COVID-19 impacted operations at the Partnership Parks.

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

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020. The Illinois Supreme Court has granted review, but briefing was stayed so that the parties could engage in settlement discussions.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations. Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. That motion is stayed as the parties explore settlement. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed, and the matter is stayed pending the outcome of settlement discussions. On October 20, 2020, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, which is subject to preliminary and final approval by the court.

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

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages, and related penalties, and attorneys’ fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. An amended complaint was filed on November 24, 2019. On May 27, 2020, a copycat complaint was filed by the same law firm on behalf of a different named plaintiff alleging identical causes of action. The complaints allege violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks all applicable statutory penalties and attorneys’ fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and we have accrued our best estimate of exposure, the amount of which is not material to our consolidated financial statements.

On February 20, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under California law and attorneys’ fees costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v: Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the

Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On September 9, 2020, the parties agreed to a settlement in principle to resolve the lawsuits, for an immaterial amount, which is subject to preliminary and final approval by the court.

7.  Leases

We have operating and finance leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 45 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancelable operating leases with options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments. Additionally, as of September 30, 2020, we have signed non-cancelable lease agreements with total estimated future lease payments of approximately $2.2 million that had not yet commenced and, therefore, are not included in the measurement of the right-of-use asset and lease liability.

The components of lease cost for the three and nine months ended September 30, 2020 and September 30, 2019 are as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Finance lease expense
Amortization of ROU assets	$98	$—	$107	$—
Interest on lease liabilities	13	—	14	—
Operating lease cost	6,379	6,127	18,927	18,524
Short-term lease cost	974	1,754	3,597	5,289
Variable lease cost	1,192	1,224	3,773	4,301
Total lease cost	$8,656	$9,105	$26,418	$28,114

Other information related to leases for the three and nine months ended September 30, 2020 and September 30, 2019 is as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,777	$14,011	$14,259	$22,464
Operating cash flows from finance leases	396	—	580	—
Financing cash flows from finance leases	14	—	15	—
Operating Leases
ROU assets obtained in exchange for lease liabilities	287	253	7,759	4,610
Finance Leases
ROU assets obtained in exchange for lease liabilities	1,904	—	2,761	—

Additional information related to our operating leases for the period ended September 30, 2020 is as follows:

Weighted-average remaining lease term (in years)	18.90
Weighted-average discount rate	6.89%

Additional information related to our finance leases for the period ended September 30, 2020 is as follows:

Weighted-average remaining lease term (in years)	3.77
Weighted-average discount rate	3.99%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of September 30, 2020 and December 31, 2019:

	As of
(Amounts in thousands)	September 30, 2020	December 31, 2019
Operating Leases
Right of Use Assets, net	$198,061	$201,128

Short-term lease liabilities	18,644	10,709
Long-term lease liabilities	181,716	188,149
Total operating lease obligation	$200,360	$198,858

Finance Leases
Property and equipment, at cost	$1,904	$—
Accumulated depreciation	(107)	—
Total property and equipment, net	1,797	—

Short-term lease liabilities	$159	$—
Long-term lease liabilities	1,349	—
Total finance lease obligation	$1,508	$—

Maturities of noncancelable operating and finance lease liabilities under Topic 842 as of September 30, 2020 are summarized in the table below.

(Amounts in thousands)	As of September 30, 2020
	Finance Leases	Operating Leases
Remaining in 2020	$—	$5,830
2021	346	27,364
2022	513	22,200
2023	513	22,062
2024	269	20,238
Thereafter	—	278,059
Total	$1,641	$375,753
Less: present value discount	(133)	(175,393)
Lease liability	$1,508	$200,360

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of September 30, 2020, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.9 million and $291.1 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2019	$246,744	$282,514	$529,258
Purchase of redeemable units	(3,440)	(1,536)	(4,976)
Fresh start accounting fair market value adjustment for purchased units	(720)	(204)	(924)
Change in redemption value of partnership units	11	7	18
Net income attributable to noncontrolling interests	20,634	20,654	41,288
Distributions to noncontrolling interests	(10,317)	(10,327)	(20,644)
Balance at September 30, 2020	$252,912	$291,108	$544,020

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of September 30, 2020 was approximately $243.3 million and $281.0 million, respectively. See Note 6 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying unaudited condensed consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net (loss) income	$(95,528)	$200,209	$(296,324)	$230,973
Interest expense, net	38,392	28,336	116,596	86,256
Income tax (benefit) expense	(36,243)	61,626	(113,953)	70,644
Depreciation and amortization	28,785	30,685	88,883	89,033
Corporate expenses	9,576	10,060	34,971	39,984
Stock-based compensation	7,907	3,903	18,207	11,347
Non-operating park level expense, net:
Loss (gain) on disposal of assets	10,065	2,659	10,458	3,105
Loss on debt extinguishment, net	—	—	6,106	6,231
Other expense (income), net	13,470	231	19,282	(1,474)
Park EBITDA	$(23,576)	$337,709	$(115,774)	$536,099

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of September 30, 2020 and December 31, 2019, and revenues and (loss) income before income taxes by domestic and foreign categories for the nine months ended September 30, 2020 and September 30, 2019:

	Domestic	Foreign	Total
2020	(Amounts in thousands)
Long-lived assets	$2,341,345	$126,170	$2,467,515
Revenues	231,254	16,719	247,973
Loss before income taxes	(385,764)	(24,513)	(410,277)
2019
Long-lived assets	$2,347,577	$142,377	$2,489,954
Revenues	1,138,640	87,943	1,226,583
Income before income taxes	284,868	16,749	301,617

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Service cost	$325	$313	$975	$988
Interest cost	1,593	1,995	4,838	5,999
Expected return on plan assets	(3,280)	(3,318)	(9,838)	(9,979)
Amortization of net actuarial loss	235	205	750	589
Total net periodic benefit	$(1,127)	$(805)	$(3,275)	$(2,403)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Discount rate	3.00%	4.05%	3.00%	4.05%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	6.50%	7.25%	6.50%	7.25%

Employer Contributions

During the nine months ended September 30, 2020 and 2019, we made pension contributions of $1.5 million and $6.0 million, respectively.

11. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 23, 2020, Holdings repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes. Additionally, in conjunction with the increase in the borrowing capacity of the Second Amended and Restated Revolving Loan, and the issuance of the 2025 Notes (see Note 3, Long-Term Indebtedness), pursuant to amendments to the Second Amended and Restated Credit Facility in April 2020 and August 2020, we agreed to temporarily suspend the repurchase of Holdings common stock until the earlier of December 31, 2022, or such time as the incremental revolving credit commitments are reduced by $131 million.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2019 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2019 Annual Report.

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

The results of operations for the three and nine months ended September 30, 2020 and September 30, 2019 are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. Due to the COVID-19 pandemic, we temporarily suspended operations at our parks beginning March 13, 2020. Nine of our 26 parks were closed in the third quarter. We continue to monitor government guidelines and requirements in each geographic region in which we operate and are resuming operations on a park-by-park basis based on local conditions. Since the temporary suspension of park operations in March 2020, in consultation with local health officials, we reopened parks in Oklahoma, Arizona, Georgia, Texas, Missouri, Maryland, New Jersey, Illinois, Montreal, Canada, and Oaxtepec, Mexico with limited capacity and enhanced sanitization, social distancing and additional preventative measures to help minimize the spread of COVID-19. Due to local government orders related to the pandemic, our park in Arizona was required to close shortly after it reopened and our park in Montreal, Canada was required to close earlier than the end of its regular operating season. Additionally, we opened the drive-through Safari at Six Flags Great Adventure in Jackson, New Jersey, an animal only experience at our Six Flags Discovery Kingdom park in Vallejo, California, our campground at Six Flags Darien Lake in New York and our hotel in Lake George, New York. We opened our theme park in Mexico City, Mexico on October 23, 2020, and we announced plans to open Six Flags Great America in Gurnee, Illinois for a holiday walk-through experience during late November through December.

The COVID-19 pandemic caused the suspension of operations at nine of our 26 parks, and limited attendance at the parks that were open, during the third quarter. However, attendance trends have improved from a range of 20% to 25% of prior year levels upon initial reopening in the second quarter to approximately 35% in the third quarter, for the parks that were open.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 58% and 55% of total revenues during the nine months ended September 30, 2020 and September 30, 2019, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first nine months of 2020, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in the prior year, as a result of the temporary suspension of park operations related to the COVID-19 pandemic outbreak and the resulting decrease in attendance related to the reduction in operating days.

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

Transformation Initiative

In March 2020, we launched the transformation initiative to reinvigorate growth and enhance the guest experience at our parks. Included in the plan are both revenue initiatives and productivity initiatives. We will focus on modernizing the guest experience through investments in key technology.

We recognized non-recurring transformation charges in our Statement of Operations and present such charges as "Other expense (income), net." Executing the transformation initiative will result in a total of non-recurring charges of approximately $69 million, of which $60 million will be cash and $9 million related to asset write-offs. We have recognized $29.2 million of these charges during the nine months ended September 30, 2020. We anticipate that we will incur approximately $5 million in charges in the fourth quarter of 2020, with the remaining charges expected to be incurred by the end of 2021. Approximately two-thirds of the investments in 2021 will be on our technology platform, which will have the greatest impact on the overall guest experience.

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

Recent Events

Effective August 5, 2020, Esi Eggleston Bracey and Enrique Ramirez Mena were appointed to Holdings’ board of directors.

On August 26, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the credit agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, all of SFTP’s existing incremental revolving credit lenders agreed to extend the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan by one year to December 31, 2022.

Effective October 2, 2020 Kathy Aslin, Senior Vice President, Human Resources, and Brett Petit, Senior Vice President, Marketing and Sales, resigned, and, effective October 1, 2020, Laura Doerre, Executive Vice President and General Counsel, assumed the additional duties of Chief Administrative Officer.

On October 13, 2020, we committed to reduce our full-time workforce by approximately 240 employees, or 10 percent, as part of the transformation initiative. As a result, we recorded employee severance costs of approximately $1.5 million in the third quarter of 2020.

On October 15, 2020, we announced plans to open Six Flags Great America in Gurnee, Illinois for a holiday walk-through experience during late November through December, and on October 23, 2020, we opened our theme park in Mexico City, Mexico.

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth summary financial information for the three months ended September 30, 2020 and 2019.

	Three Months Ended		Percentage
(Amounts in thousands, except percentage and per capita data)	September 30, 2020	September 30, 2019	Change (%)
Total revenue	$126,327	$621,180	(80)%
Operating expenses	113,833	189,820	(40)%
Selling, general and administrative expenses	41,568	55,144	(25)%
Cost of products sold	12,980	53,508	(76)%
Other net periodic pension benefit	(995)	(1,038)	(4)%
Depreciation and amortization	28,785	30,685	(6)%
Loss on disposal of assets	10,065	2,659	N/M
Interest expense, net	38,392	28,336	35%
Other expense, net	13,470	231	N/M
(Loss) income before income taxes	(131,771)	261,835	N/M
Income tax (benefit) expense	(36,243)	61,626	N/M
Net (loss) income	(95,528)	200,209	N/M
Less: Net income attributable to noncontrolling interests	(20,644)	(20,376)	1%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(116,172)	$179,833	N/M

Other Data:
Attendance	2,611	14,012	(81)%
Total revenue per capita	$48.38	$44.33	9%

Revenue

Revenue for the three months ended September 30, 2020 totaled $126.3 million, a decrease of $494.9 million, or 80%, compared to $621.2 million for the three months ended September 30, 2019. The decrease was driven primarily by an 81% decrease in attendance resulting from the temporary suspension of operations of our theme parks and waterparks on March 13, 2020 due to the ongoing COVID-19 pandemic and the limited capacity at our parks that are operating. The decrease in revenue was also attributable to a decrease in sponsorship, international agreements and accommodations revenues, due primarily to the termination of our contracts in China which generated revenue in the comparable prior year period and reduced revenue from sponsorships and the suspension of nearly all of our accommodations operations.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended September 30, 2020 increased by $4.38 to $46.82 compared to the prior year period due to a $2.76, or 11%, increase in admissions revenue per capita and an increase of $1.62, or 9%, increase in non-admissions revenue per capita. The improvement in admissions spending per capita for the third quarter of 2020 was primarily due to recurring monthly membership revenue from members who retained their memberships on a monthly basis following the initial 12-month commitment period. An increase in the mix of paid single-day guests also contributed to the improvement. The increase in non-admissions revenue was due to higher mix of single-day guests, who tend to spend more on a per visit basis. In addition, recurring monthly all season membership products, such as the all season dining pass, from members who retained their memberships on a monthly basis following the initial 12-month commitment period contributed to the increase.

Operating expenses

Operating expenses for the three months ended September 30, 2020 decreased $76.0 million, or 40%, compared to the same period in the prior year, primarily as a result of fewer operating days and the cost mitigation measures put in place in response to the COVID-19 pandemic, including a 25% reduction in full-time salaries and wages for the full-time employees and the elimination of nearly all seasonal labor costs at our parks that remained closed. Also, there were additional savings in utilities and other costs related to nine of our parks that remained closed and reduced operating hours at our reopened parks. These savings were partially offset by the increased costs related to enhanced sanitization and additional preventative measures to help minimize the spread of COVID-19.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended September 30, 2020 decreased $13.6 million, or 25%, compared to the same period in the prior year, driven by a reduction in advertising expense and salary, wage and benefit expense, including the reduction in executive officer salaries and the salaries of certain other corporate employees driven by the cost reduction measures put in place in response to the COVID-19 pandemic.

Cost of products sold

Cost of products sold in the three months ended September 30, 2020 decreased $40.5 million, or 76%, compared to the same period in the prior year, primarily as a result of reduced sales of food and merchandise due to the continued temporary suspension of park operations at nine of our parks and reduced attendance at our parks that were operating due to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended September 30, 2020, decreased $1.9 million, or 6%, compared to the same period in the prior year. The decrease in depreciation and amortization expense is primarily the result of asset retirements, partially offset asset additions made in conjunction with our ongoing capital program.

Loss on disposal of assets

Loss on disposal of assets for the three months ended September 30, 2020 increased $7.4 million compared to the same period in the prior year. The increase was primarily driven by the write-off of assets in conjunction with our transformation initiative.

Interest expense, net

Interest expense, net increased $10.1 million, or 35%, for the three months ended September 30, 2020, compared to the same period in the prior year, primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B and the interest savings related to the $50.5 million of the outstanding 2024 Notes principal prepaid in March 2020.

Other expense, net

Other expense, net for the three months ended September 30, 2020 increased $13.2 million compared to the same period in the prior year. The increase was primarily driven by costs associated with our transformation initiative.

Income tax (benefit) expense

Income tax benefit for the three months ended September 30, 2020 was $36.2 million. In the same period in the prior year, we recorded a tax expense of $61.6 million. The difference in income tax (benefit) expense is driven by our loss before income taxes for 2020 related to the COVID-19 pandemic.

Results of Operations

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth summary financial information for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended		Percentage
(Amounts in thousands, except per capita data)	September 30, 2020	September 30, 2019	Change (%)
Total revenue	$247,973	$1,226,583	(80)%
Operating expenses	282,378	482,690	(41)%
Selling, general and administrative expenses	114,578	154,977	(26)%
Costs of products sold	22,954	107,296	(79)%
Other net periodic pension benefit	(2,985)	(3,148)	(5)%
Depreciation and amortization	88,883	89,033	0%
Loss on disposal of assets	10,458	3,105	N/M
Interest expense, net	116,596	86,256	35%
Loss on debt extinguishment	6,106	6,231	(2)%
Other expense (income), net	19,282	(1,474)	N/M
(Loss) income before income taxes	(410,277)	301,617	N/M
Income tax (benefit) expense	(113,953)	70,644	N/M
Net (loss) income	(296,324)	230,973	N/M
Less: Net income attributable to noncontrolling interests	(41,288)	(40,753)	1%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(337,612)	$190,220	N/M

Other Data:
Attendance	4,628	26,688	(83)%
Total revenue per capita	$53.59	$45.96	17%

Revenue

Revenue for the nine months ended September 30, 2020 totaled $247.9 million, a decrease of $978.6 million, or 80%, compared to $1,226.6 million for the nine months ended September 30, 2019. The decrease was driven by an 83% decrease in attendance resulting from the temporary suspension of operations of many of our theme parks and waterparks on March 13, 2020 due to the ongoing COVID-19 pandemic and the limited capacity at our parks that reopened starting in June. The decrease in revenue was also attributable to a decrease in sponsorship, international agreements and accommodations revenues, due primarily to the termination of our contracts in China and Dubai, reduced revenue from sponsorships and the suspension of nearly all of our accommodations operations.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the nine months ended September 30, 2020 increased $6.27 to $49.13 compared to the prior period due to a $5.90, or 23%, increase in admissions revenue per capita and a $0.37, or 2%, increase in non-admissions revenue per capita. The improvement in admissions spending per capita for the first nine months of 2020 was primarily due to recurring monthly membership revenue from members who retained their memberships on a monthly basis following the initial 12-month commitment period. Higher guest spending per capita by single-day guests also contributed to the improvement. The increase in non-admissions revenue per capita in the first nine months of 2020 due to recurring monthly all season membership products, such as the all season dining pass, from members who retained their memberships on a monthly basis following the initial 12-month commitment period and the increase in single-day attendance mix. These increases were offset by attendance at our drive-through Safari, which offers limited in-park spending opportunities.

Operating expenses

Operating expenses for the nine months ended September 30, 2020 decreased $200.3 million, or 42%, compared to the same period in the prior year, primarily as a result of fewer operating days and the cost mitigation measures put in place in response to the COVID-19 pandemic, including a 25% reduction in full-time salaries and wages for the full-time employees and the elimination of nearly all seasonal labor costs at our parks that remained closed. These reductions continue at our parks that remain closed. Also, there were additional savings in utilities and other costs related to nine of our parks that remained closed and reduced operating hours at our reopened parks. These savings were partially offset by the increased costs related to enhanced sanitization and additional preventative measures to help minimize the spread of COVID-19 and an increase in reserves associated with several legal claims.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased $40.4 million, or 26%, compared to the same period in the prior year, driven by a reduction in advertising expense and salary, wage and benefit expense, including the reduction in executive officer salaries and the salaries of certain other corporate employees driven by the cost reduction measures put in place in response to the COVID-19 pandemic.

Cost of products sold

Cost of products sold in the nine months ended September 30, 2020 decreased $84.3 million, or 79%, compared to the same period in the prior year, primarily as a result of reduced sales of food and merchandise due to the temporary suspension of park operations at many of our parks and reduced attendance at our parks that were operating in response to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended September 30, 2020, decreased $0.2 million compared to the same period in the prior year. The decrease in depreciation and amortization expense is primarily the result of asset retirements, partially offset by asset additions made in conjunction with our ongoing capital program.

Loss on disposal of assets

Loss on disposal of assets for the nine months ended September 30, 2020 increased $7.4 million compared to the same period in the prior year. The increase was primarily driven by the write-off of assets in conjunction with our transformation initiative.

Interest expense, net

Interest expense, net increased $30.3 million, or 35%, for the nine months ended September 30, 2020, compared to the same period in the prior year, primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020 and the de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, which resulted in a $14.9 million reclassification from accumulated other comprehensive income to interest expense in the unaudited condensed consolidated statement of operations for the period ended September 30, 2020. For a more detailed description of our interest rate swap agreements, see Note 5 to the unaudited condensed consolidated financial statements included in this Quarterly Report. These increases were partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B and the interest savings related to the $50.5 million of the outstanding 2024 Notes principal prepaid in March 2020.

Other expense (income), net

Other expense (income), net for the nine months ended September 30, 2020 increased $20.8 million compared to the same period in the prior year. The increase was primarily driven by costs associated with our transformation initiative.

Income tax (benefit) expense

Income tax benefit for the nine months ended September 30, 2020 was $114.0 million. In the same period in the prior year, we recorded a tax expense of $70.6 million. The difference in income tax (benefit) expense is driven by our loss before income taxes for 2020 related to the COVID-19 pandemic.

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

Prior to the temporary suspension of park operations on March 13, 2020 due to the COVID-19 pandemic, Holdings announced a quarterly cash dividend of $0.25 per share of common stock, representing a 70% reduction from the dividend declared in February 2019. Holdings did not declare a dividend during the three months ended September 30, 2020 compared to an $0.82 dividend declared in the three months ended September 30, 2019. During the nine months ended September 30, 2020, and September 30, 2019, Holdings paid $22.5 million and $208.7 million, respectively, in cash dividends on its common stock.

As of October 23, 2020, Holdings has repurchased 4,607,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock.

Based on historical and anticipated operating results, including the negative impact of the reduced capacity at our parks that are operating and the continued temporary suspension of operations in response to COVID-19 at nine of our parks, we believe available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs through 2021 even if our open parks are required to close. Our cash needs would include any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks.

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

On August 26, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the credit agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility

pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, all of SFTP’s existing incremental revolving credit lenders agreed to extend the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan by one year to December 31, 2022.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. An extended suspension of operations of our closed parks or significant capacity restrictions on or additional closures of our reopened parks, due to the COVID-19 pandemic or otherwise, would materially and adversely impact our liquidity positions. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu or COVID-19; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to refinance all or a significant portion of our existing debt on or prior to maturity, requiring us to potentially seek additional financing. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2019 Annual Report and in this Quarterly Report.

As of September 30, 2020, our total indebtedness, net of discount and deferred financing costs, was approximately $2,620.9 million. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2020 and 2021, (iii) estimated interest rates for floating-rate debt, and (iv) the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $105 million and $165 million during 2020 and 2021, respectively.

As of September 30, 2020, we had approximately $213.9 million of unrestricted cash and $459.3 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on our compliance with certain conditions, including a minimum liquidity covenant, and the absence of any material adverse change in our business or financial condition. If we are unable to borrow under the Second Amended and Restated Revolving Loan, and we failed significantly to meet our projected results from operations, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the nine months ended September 30, 2020, net cash used in operating activities was $154.0 million, compared to net cash provided by operating activities of $340.9 million in the prior year period. The significant decrease in net cash provided by operating activities was due to the decrease in operations during 2020 attributable to COVID-19. Net cash used in investing activities during the nine months ended September 30, 2020 and September 30, 2019 was $90.4 million and $122.0 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease is attributable to the reduction in spending on capital expenditures due to COVID-19. Net cash provided by financing activities during the nine months ended September 30, 2020 was $288.5 million and was primarily due to the issuance of the 2025 Notes, partially offset by the $315.0 repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020, and the payment of $22.5 million in cash dividends. Net cash used in financing activities during the nine months ended September 30, 2019 was $51.9 million and was mostly attributable to our repayment of the Amended and Restated Credit Facility, entering into the Second Amended and Restated Credit Facility, and the payment of $208.7 million in cash dividends.

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

Contractual Obligations

Since December 31, 2019, there have been no material changes to the contractual obligations of the Company outside of the ordinary course of the Company’s business except for a reduction in the principal of long-term debt and the interest related to the prepayment of $50.5 million on the 2024 Notes in March 2020, and the issuance and interest payments related to 2025 Notes in April 2020. Set forth below is certain updated information regarding our debt obligations as of September 30, 2020.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, there were no material changes in our market risk exposure from that disclosed in the 2019 Annual Report, except as it relates to our derivative financial instruments. See Note 5 to the condensed consolidated financial statements included elsewhere in this report for further discussion. For a discussion of our market risk exposure, please see "Item 7A. Quantitative and Qualitative Disclosure About Market Risk" contained in the 2019 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of September 30, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Certain legal proceedings in which we are involved are discussed in Item 3 of the 2019 Annual Report, and in Note 6 to the unaudited condensed consolidated financial statements contained in this Quarterly Report. Except as set forth below, there were no material developments concerning our legal proceedings during the quarter ended September 30, 2020.

Privacy Class Action Lawsuits

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. The Circuit Court in Illinois granted our motion to dismiss on November 2, 2018, but the matter was reversed on appeal on January 22, 2020. The Illinois Supreme Court has granted review, but briefing was stayed so that the parties could engage in settlement discussions.  The District Court for the Northern District of Georgia denied our motion to dismiss on May 6, 2019, but on December 31, 2019, the matter was stayed and administratively closed on our motion based on the Eleventh Circuit’s review of an order denying dismissal in a case involving substantially similar factual allegations and statutory violations. Either side may move to reopen the Georgia case within 30 days of the issuance of the Eleventh Circuit’s opinion in the other matter.  Our demurrer in the California matter was overruled on February 26, 2019, but the order contained certain favorable rulings that enabled us to file a motion for summary judgment on December 12, 2019. That motion is stayed as the parties explore settlement. The Superior Court in the New Jersey matter granted our motion to dismiss on January 18, 2019, which ruling the plaintiff has appealed, and the matter is stayed pending the outcome of settlement discussions. On October 20, 2020, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, which is subject to preliminary and final approval by the court.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers

litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v: Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On September 9, 2020, the parties agreed to a settlement in principle to resolve the lawsuits, for an immaterial amount, which is subject to preliminary and final approval by the court.

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

In response to the global COVID-19 pandemic, federal, state and local governments have implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. These actions, in addition to concerns relating to the public health impacts of the virus, have prevented us and our employees, contractors, suppliers, and other business partners from conducting business activities at full capacity, have led to the temporary cessation of certain business activities altogether, and may continue to have an adverse impact on our business for an unknown period of time. Ongoing concern regarding the virus and its evolving impact, as well as containment actions imposed in response to the pandemic, have had, and will likely continue to have a negative effect on economies and financial markets. Future developments relating to the virus, including severity, rate of transmission, mutations, treatment and availability of a vaccine, are uncertain and difficult to predict. As a result, the extent and duration of the impacts over the longer term on our business of the COVID-19 pandemic and the measures implemented in response to the COVID-19 pandemic remain largely uncertain and cannot be accurately predicted at this time.

In accordance with government guidelines concerning the COVID-19 pandemic, we temporarily suspended operations at all of our theme parks and waterparks in March 2020. During the period of suspended operations, we experienced a significant decrease in revenues. We also implemented a number of mitigation efforts, including eliminating seasonal labor costs, effecting salary and wage reductions for our executives and employees, increasing the available borrowings under our credit facilities, issuing senior secured notes to repay certain short-term borrowings and for working capital purposes, deferring or eliminating certain discretionary capital projects, and developing incentives to maintain monthly membership commitments. These efforts may not be sufficient, however, to counteract the adverse impact the COVID-19 pandemic has had and may continue to have on our revenues or prevent any further adverse impact, and some of our mitigating actions may have an adverse impact on our business. In addition, the effect of COVID-19 on capital markets could impact our cost of borrowing or result in reduced or delayed capital expenditures and the impairment of certain of our assets and could adversely affect our strategic plans. Even as we reopen our closed parks, the COVID-19 pandemic could continue to have a significant adverse impact on our business including future park closures and additional costs, such as the costs associated with reopening and restarting business activities, and costs to implement or enhance health and safety measures. We could also suffer damage to our reputation as a result of an outbreak of COVID-19 at one of our properties or if our response is inappropriate or is perceived by our guests or other stakeholders to be inappropriate, which could significantly and adversely affect our business, results of operations, liquidity, cash flows and financial condition.

While governmental authorities have begun to ease restrictions, increased COVID-19 case numbers or other developments relating to the COVID-19 pandemic may result in the implementation of additional government measures, orders and mandates in some or all of the states and regions in which we operate, such as orders requiring park closures or further restrictions on travel or public gatherings. Any of these measures could further disrupt, or exacerbate the current impact of the COVID-19 pandemic on, our business, results of operations, liquidity, cash flows and financial condition. In addition, in light of certain future developments, we may determine that a voluntary temporary closure of certain properties or portions thereof is in the best interest of our guests, employees and reputation. If any of the recent disruptions to our business are prolonged or extended, or if future developments require subsequent disruptive measures to be implemented, our business, financial condition, results of operations and reputation may be materially and adversely affected.

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

There are no comparable recent events that provide guidance as to the general effects the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. In addition, the extent and duration of such impacts over the longer term depend on numerous factors and future developments that vary by market and cannot be accurately predicted at this time. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole. The effects could, however, have a material impact on our results, operations, financial conditions and liquidity and heighten many of our known risks described in “Item 1A. Risk Factors” contained in the 2019 Annual Report and in this Quarterly Report.

We have agreed to temporarily suspend payment of dividends in connection with amendments to our revolving credit facility.

In connection with the amendment to the Second Amended and Restated Credit Facility in August 2020, we agreed to extend the suspension of the repurchase of Holdings’ common stock and payment of dividends until the earlier December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

Our growth strategy and strategic plan may not achieve the anticipated results.

Our future success depends on our ability to grow, evolve and adapt our business, including through capital investments to improve existing parks, rides, attractions and other entertainment offerings, technological advancements and improvements to enhance the guest experience and to increase productivity, as well as through our culinary and retail offerings. Our business strategy for growth may also include selective expansion, both domestically and internationally, through acquisitions of assets or other strategic initiatives, such as international agreements, joint ventures and partnerships that allow us to profitably expand our business and leverage our brand.

Our growth and innovation strategies, including our transformation initiative, require significant commitments of management resources and capital investments and may not enhance guest experiences or increase productivity as planned, may not increase our revenues at the rate we expect or at all, and may require the expenditure of capital resources in excess of what we originally budgeted and allocated for such purposes. Our business strategy for growth also requires that the other parties to our international agreements, joint ventures and partnerships perform their obligations. In addition, the success of any acquisitions depends on the effective integration of acquired businesses and assets into our operations, which is subject to risks and uncertainties, including realization of anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns, and undisclosed or potential legal liabilities of acquired businesses or assets. As a result, we may not be able to recover the costs incurred in developing our new projects and initiatives or to realize their intended or projected benefits, which could materially adversely affect our business, financial condition or results of operations. For example, we had previously established, but did not achieve, our long-term aspirational goal to achieve Modified EBITDA of $600 million by 2017 and we believe that on-time or late achievement of our 2020 Performance Award (Project 750) is not reasonably attainable.

Our strategy to grow our business by attracting guests through innovation and enhancement to the guest experience may not be successful. If we are unable to achieve our strategic objectives and grow our business, our financial condition and results of operations may be adversely affected.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 23, 2020, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the recent amendments to the Second Amended and Restated Credit Facility, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million.

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

Exhibit 10.1

Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 26, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 26, 2020

Exhibit 10.2

Amended and Restated Employment Agreement, dated as of July 23, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 27, 2020

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 28, 2020	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	October 28, 2020	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President and Chief Financial Officer