Form 10-K
period 2020-12-31
Six Flags Entertainment Corp
filed 2021-02-25
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2020
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 1-13703

SIX FLAGS ENTERTAINMENT CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3995059 (I.R.S. Employer Identification No.)

1000 Ballpark Way, Suite 400 Arlington, Texas (Address of principal executive offices)	76011 (Zip Code)

Registrant’s telephone number, including area code: (972) 595-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange
Preferred Stock Purchase Rights	SIX	New York Stock Exchange

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒

On the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,628.2 million based on the closing price $19.21 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

On February 19, 2021, there were 85,172,488 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant’s proxy statement for the 2021 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2020 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding (i) the effect, impact, potential duration or other implications of the COVID-19 pandemic and any expectations we may have with respect thereto including efficacy and deployment of the COVID-19 vaccines, (ii) the timing and conditions under which we may open our parks and our expectations regarding the continued operations of our parks, (iii) the operation of our parks in light of the COVID-19 pandemic including, among other things, the effectiveness of cost-saving and health and safety measures implemented in response to the COVID-19 pandemic, (iv) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (v) our ability to improve operating results, profitability and resilience by adopting and implementing a new strategic plan, including strategic cost reductions and organizational and personnel changes, without adversely affecting our business, (vi) our plans and ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, and our expectations regarding the anticipated timing, costs, benefits and results of such enhancements and initiatives, (vii) our plans and expectations regarding future actions and initiatives to increase profitability, including expectations regarding the anticipated focus, timing, costs, benefits and results of our transformation plan, as well as our incremental annual run-rate Adjusted EBITDA and anticipated earnings baseline resulting from the plan; (viii) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (ix) our ongoing compliance with laws and regulations, and the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (x) our ability to obtain additional financing, (xi) our expectations regarding future interest payments, (xii) our expectations regarding the effect of certain accounting pronouncements, (xiii) our expectations regarding the cost or outcome of any litigation or other disputes, (xiv) our annual income tax liability and the availability of net operating loss carryforwards and other tax benefits, (xv) our expectations regarding uncertain tax positions, (xvi) our expectations regarding our deferred revenue growth, and (xvii) our expectations regarding our employee recruitment, development, engagement or retention programs and initiatives. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others, the following:

•

factors impacting attendance, such as local conditions, contagious diseases, including the COVID-19 pandemic, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;

•

regulations and guidance of federal, state and local governments and health officials regarding the response to the COVID-19 pandemic, including with respect to business operations, safety protocols and public gatherings (such as voluntary and in some cases, mandatory, quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities);

•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or contagious disease outbreaks occurring at our parks or other parks in the industry and adverse publicity concerning our parks or other parks in the industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets set forth in our aspirational goals;
•	adverse weather conditions such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;

ii

•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks, waterparks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" of this Annual Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Item 1A. Risk Factors" of this Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of the COVID-19 pandemic could heighten many of the risk factors described herein.

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

iii

PART I

ITEM 1.BUSINESS

Introduction

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 26 regional theme parks and waterparks, 23 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 11 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2019. Our diversified portfolio of North American parks serves an aggregate population of approximately 145 million people and 250 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.

Our parks occupy approximately 6,000 acres of land, and we own approximately 700 additional acres of land with development potential. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2020, our parks contained approximately 940 rides, including over 150 roller coasters, making us the leading provider of "thrill rides" in the industry.

In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and waterparks under the Six Flags name for nearly forty years and established an internationally recognized brand name. We own the "Six Flags" brand name in the U.S. and foreign countries throughout the world. To capitalize on this name recognition, 22 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks, and we also began the development, with a third party partner, of a Six Flags-branded theme park in Saudi Arabia.

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

The impact of the COVID-19 pandemic on our business has been more substantial than any other event throughout our history. In response to the COVID-19 pandemic, federal, state and local governments implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. The pandemic and these containment measures have had, and may continue to have, a material negative impact on our business and financial performance. On March 13, 2020, we temporarily suspended operations at all our theme parks and waterparks due to the COVID-19 pandemic. Through concerted action, we quickly implemented plans to mitigate the crisis and position us for future success while ensuring the health and safety of our employees and guests. As a result of these actions, all of our theme parks and some of our waterparks operated in at least some capacity for a portion of the season, albeit pursuant to reduced capacity and other operating limitations. Highlights included (i) implementation of cost controls, including company-wide salary reductions, and curtailed advertising, marketing and capital expenditures, (ii) strengthening of liquidity, including increased revolving credit, suspended testing of certain covenants in our credit facility, and raising of additional debt, (iii) development of industry-leading safety measures, including a reservation system to control park capacity, protocols to ensure proper social distancing, contactless security, and enhanced sanitization measures, (iv) development of measures to retain our season pass holders and members, including extending all 2020 season passes through the end of 2021, offering members the option to pause payments, and offering higher-tiered benefits to members who maintain their payment schedule, and (v) creation of new sources of revenue including the Six Flags Wild Safari Drive-Through Adventure, Six Flags Discovery Kingdom Marine World Experience and Holiday in the Park Drive-Through and Walk-Through Experiences.

Transformation Plan

Prior to the pandemic, we initiated a transformation plan. The transformation plan consists of five revenue initiatives and three cost initiatives designed to improve our core operational effectiveness and to support our strategy, delivering sustainable value creation over time. Our strategy is to create thrilling, memorable experiences at our regional parks, delivered by a diverse and empowered team, through industry-leading innovation and technology. The strategy is driven by three focus areas: (i) modernizing the guest experience through technology, (ii) continuously improving operational efficiency, and (iii) driving financial excellence. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

Due to the outbreak of the COVID-19 pandemic in early 2020 and the resulting park closures, management redirected its focus on steering us through this crisis, causing a delay in our transformation plan. However, in the latter half of 2020, we made significant progress on each of the initiatives. For example, in October 2020, we reduced our full-time headcount costs by approximately 10%. We closed two satellite offices; initiated centralized negotiations with several vendors to reduce procurement costs; and piloted a model to optimize park level variable labor. From a revenue perspective, we improved our menu assortment, pricing and merchandizing strategy; developed a new tool to optimize media spending; improved our website; and made progress on our initiative to attract more single day visitors.

We expect the transformation plan to generate an incremental $80 to $110 million in annual run-rate Adjusted EBITDA. We expect to realize $30 to $35 million of benefits in 2021, independent of attendance levels, and to achieve the remaining benefits through incremental revenue opportunities and lower variable costs once the plan is fully implemented and the Company is operating in a normal business environment. Relative to the mid-point of the Company’s pre-pandemic guidance range of $450 million, this implies a new earnings baseline of $530 to $560 million once the plan is fully implemented and the Company is operating in a normal business environment.

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

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Frontier City Six Flags Hurricane Harbor Oklahoma City Oklahoma City, OK	113 acres— theme park 24 acres— waterpark	Oklahoma City (45)	1.6 million—50 miles 3.0 million—100 miles	Andy Alligator’s Water Park / Norman, OK / 20 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.3 million—50 miles 6.3 million—100 miles	Quebec City Water Park / Quebec City, Quebec, Canada / 130 miles Canada’s Wonderland / Vaughan, Ontario, Canada / 370 miles
Six Flags Hurricane Harbor Rockford Rockford, IL	43 acres—waterpark	Chicago (3) Milwaukee (36)	2.7 million—50 miles 13.7 million—100 miles	Several waterparks / Wisconsin Dells Area / 120 miles
Six Flags America Largo, MD	515 acres—combination theme park and waterpark and approximately 300 acres of potentially developable land	Washington, D.C. (6) Baltimore (26)	8.5 million—50 miles 14.0 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 130 miles Busch Gardens / Williamsburg, VA / 180 miles
Six Flags Darien Lake Darien, NY	982 acres— combination theme park and waterpark, hotel and campground	Buffalo (52)	2.6 million—50 miles 10.9 million—100 miles	Marineland / Niagara Falls, Ontario, Canada / 50 miles Fantasy Island / Grand Island, NY / 40 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	159 acres— separately gated theme park with marine and land animal exhibits, and waterpark on 135 acres and 24 acres, respectively	San Francisco / Oakland (8) Sacramento (20)	6.4 million—50 miles 12.0 million—100 miles

Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles
Academy of Science Center /
San Francisco, CA / 30 miles
California Great America /
Santa Clara, CA / 60 miles
Gilroy Gardens /
Gilroy, CA / 100 miles
Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme park and waterpark	Houston (7) San Antonio (31) Austin (40)	2.8 million—50 miles 5.1 million—100 miles	Sea World of Texas / San Antonio, TX / 20 miles Schlitterbahn / New Braunfels, TX / 30 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,111 acres—separately gated theme park/safari and waterpark and approximately 367 acres of potentially developable land	New York City (1) Philadelphia (4)	14.5 million—50 miles 29.6 million—100 miles

Hershey Park /
Hershey, PA / 150 miles
Dorney Park /
Allentown, PA / 80 miles
Morey’s Piers Wildwood /
Wildwood, NJ / 100 miles
Coney Island /
Brooklyn, NY / 80 miles

American Dream Park

East Rutherford, NJ / 70 miles

Six Flags Great America Gurnee, IL	304 acres—combination theme park and waterpark and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (36)	9.0 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several waterparks / Wisconsin Dells Area / 170 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—waterpark	N/A	22.6 million—50 miles 32.6 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 20 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 20 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 50 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—waterpark	Phoenix (12)	4.9 million—50 miles 5.2 million—100 miles	Big Surf / Tempe, AZ / 30 miles Golfland Sunsplash / Mesa, AZ / 40 miles Castles & Coasters / Phoenix, AZ / 10 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—waterpark	Houston (7)	7.1 million—50 miles 8.1 million—100 miles	Big Rivers Waterpark / New Caney, TX / 20 miles Typhoon Texas Water Park / Katy, TX / 40 miles Schlitterbahn Galveston / Galveston, TX / 70 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and waterpark on 250 acres and 12 acres, respectively	Los Angeles (2)	10.2 million—50 miles 18.6 million—100 miles

Disneyland Resort /
Anaheim, CA / 60 miles
Universal Studios Hollywood /
Universal City, CA / 20 miles
Knott’s Berry Farm / Soak City USA
Buena Park, CA / 50 miles
Sea World of California /
San Diego, CA / 150 miles
Legoland /
Carlsbad, CA / 130 miles
Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.2 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 10 miles La Feria / Mexico City, Mexico / 10 miles
Six Flags New England Agawam, MA	262 acres—combination theme park and waterpark	Boston (9) Hartford / New Haven (33) Providence (53) Springfield (108)	3.2 million—50 miles 16.8 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, NH / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme park and waterpark on 283 acres and waterpark on 69 acres, respectively	Atlanta (10)	6.2 million—50 miles 8.8 million—100 miles

Georgia Aquarium /
Atlanta, GA / 20 miles
Carowinds /
Charlotte, NC / 250 miles
Alabama Splash Adventures /
Birmingham, AL / 160 miles
Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles
Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and waterpark on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	7.4 million—50 miles 8.8 million—100 miles

Sea World of Texas /
San Antonio, TX / 280 miles
NRH2O Water Park /
North Richland Hills, TX / 10 miles
Epic Waters /
Grand Prairie, TX / 5 miles
Hawaiian Falls Water parks /
Multiple Locations / 15 - 35 miles

Six Flags St. Louis Eureka, MO	320 acres—combination theme park and waterpark and approximately 17 acres of potentially developable land	St. Louis (21)	2.8 million—50 miles 4.1 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme park and waterpark, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (59)	1.1 million—50 miles 3.0 million—100 miles	Huck Finn’s Playland / Albany, New York / 60 miles Several hotels/indoor waterparks / Poconos and New England Areas / 200 miles
*	Based on a September 28, 2019 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

In connection with our 1998 acquisition of Former SFEC, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2020, our share of the distribution will be approximately $33.3 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2020, is $409.7 million in the case of SFOG, and $527.4 million in the case of SFOT. As of December 31, 2020, we owned approximately 31.4% and 53.9% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 68.6% and 46.1% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $523.4 million.

Pursuant to the 2020 annual offer, we purchased 0.375 units from the Georgia partnership for approximately $1.5 million and we purchased 1.5675 units from the Texas partnership for approximately $3.4 million in May 2020. The $350 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility (as defined in Note 8 to the consolidated financial statements included elsewhere in this Annual Report) is available for borrowing for future "put" obligations if necessary.

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

We incurred $9.1 million of capital expenditures at these parks during the 2020 season, and intend to incur an amount in excess of the minimum required expenditure in 2021. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships used approximately $8.4 million of cash in 2020 in operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of December 31, 2020 and 2019, we had total loans receivable outstanding of $288.3 million and $239.3 million, respectively, from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.

Marketing and Promotion

We attract visitors through multichannel marketing and promotional programs for each of our parks. The programs are designed to attract guests and enhance the Six Flags brand name and are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. Marketing and promotional programs are updated or replaced each year to address new developments. These initiatives are supervised by our senior marketing and sales leadership teams, with the assistance of our senior management and advertising and promotion agencies.

We also develop alliance, sponsorship and co-marketing relationships with well-known national, regional and local consumer goods companies and retailers to supplement our advertising efforts and to provide attendance incentives in the form of discounts.

We offer a monthly membership program with four premium priced tiers and a membership loyalty program, which entitles certain members to earn points that may be redeemed for park-related rewards. Membership and season pass sales establish an attendance base in advance of the season, reducing exposure to inclement weather and providing other benefits. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single day ticket guest because a season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Season pass and membership attendance constituted approximately 56% of the total attendance at our parks in 2020 and 63% of the total attendance at our parks in both 2019 and 2018.

Our season pass holders and members are among our most valuable customers. To incentivize members to maintain their patronage and loyalty during the pandemic, we offered one bonus month for each month that they paid while their home park was closed. Members that continued to make their monthly membership payments also received a free upgrade to the next tier of membership valid until the end of 2022. In recognition of the unique challenges many of our guests faced due to the pandemic, we offered all of them the opportunity to pause their memberships (and payments) until their home park opens in 2021. All 2020 season pass holders received a free extension of their pass until the end of the 2021 season, along with a variety of in-park benefits to recognize their loyalty and continued commitment to the Company.

Our Group Sales team offers discounted tickets and catered meals for specific dates and tickets to large groups such as businesses, schools, and religious, fraternal and similar organizations.

We use promotional programs as a means of targeting specific market segments and locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, digital and social marketing activities, search engine marketing, radio and television advertising, direct mail, and sponsorship marketing. The special promotional offers are usually available for a limited time and offer a reduced admission price or provide some additional incentive to purchase a ticket.

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

Park Operations

We currently operate in geographically diverse markets in North America. Each park is managed by a park president who is responsible for all operations and management of the individual park. Each park president directs a full-time, on-site management team. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

Each park management team includes senior personnel responsible for operations and maintenance; in-park food, beverage, merchandising and games; marketing and sales; human resources and finance. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and free cash flow.

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Six Flags Magic Mountain operates year-round, and our parks in Mexico, Six Flags Fiesta Texas and Six Flags Over Texas operate weekends year-round outside of their traditional operating season. Typically, the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

We suspended operations of our parks beginning on March 13, 2020, due to the spread of COVID-19 and local government mandates, which had a significant negative impact on the Company’s financial performance. We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends in 2020 continued to improve throughout the year, increasing from 35% of prior year levels in the third quarter to 51% in the fourth quarter, for the parks that were open. Several of our parks modified their operations by providing drive-through or walk-through experiences for the holiday season, and our parks in Mexico were able to operate for a portion of the fourth quarter. As a result, all of the Company’s theme parks and some of its water parks operated in at least some capacity for a portion of the season, albeit pursuant to reduced capacity and other operating limitations. Comparisons of open parks to prior year in the third quarter exclude attendance from Six Flags Discovery Kingdom and Six Flags Great America, as these parks had modified operations with minimal attendance in the third quarter of 2020.

See Note 17 to the consolidated financial statements included elsewhere in this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements and Other Initiatives

We regularly make capital investments for new rides and attractions in our parks. We purchase both new and used rides and attractions. On occasion, we also relocate rides among parks to provide fresh attractions. In addition, each year we make capital investments in the food, retail, games and other in-park areas to increase guest spending per capita. We also make annual enhancements to theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience, and invest in our information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

In response to curtailed operations, and to preserve our liquidity position and prepare for multiple contingencies, we took actions to reduce operating expenses and defer or eliminate certain discretionary capital projects planned for 2020 and 2021. We deferred or eliminated $50 to $60 million of our discretionary capital improvement projects planned for 2020. We are currently planning to complete the installation of many of the rides and attractions planned for 2020 during the 2021 season, but will remain flexible regarding the completion of these projects.

We believe the selective introduction of new rides and attractions, including family entertainment attractions, together with making general investments in the appearance and infrastructure of our parks, are important factors in promoting each of the parks to draw higher attendance and encourage longer visits, which can lead to higher in-park sales. We opened one of the world’s tallest pendulum rides at Six Flags Mexico (Mexico City, Mexico) during 2020. All other previously announced rides and attractions had openings deferred until 2021 or later.

Planned initiatives for 2021 include (i) the tallest, fastest and longest single rail coaster at Six Flags Great Adventure (Jackson, NJ); (ii) a record breaking water coaster at Six Flags Hurricane Harbor Gurnee (Gurnee, IL); (iii) a pendulum ride at Six Flags America (Largo, MD); (iv) a high-flying 360-degree rotating ride that stands 16 stories high at The Great Escape (Queensbury, NY); (v) a new seven-story spinning ride at Six Flags New England (Agawam, MA); (vi) the Midwest’s first tailspin waterslide at Six Flags Hurricane Harbor Rockford (Rockford, IL); (vii) a new 12,000 square-foot activity pool at Six Flags Hurricane Harbor Phoenix (Glendale, AZ); (viii) a four-story slide complex featuring three new waterslides at Six Flags Hurricane Harbor Arlington (Arlington, TX); (ix) a six-story waterslide complex at Six Flags Hurricane Harbor Splashtown (Houston, TX); (x) the tallest ride-of-its-kind aerial flying machine ride at Six Flags Fiesta Texas, (San Antonio, TX); (xi) rebranding Magic Waters and White Water Bay to Six Flags Hurricane Harbor Rockford and Six Flags Hurricane Harbor Oklahoma City, respectively; and (xii) the new Six Flags Hurricane Oklahoma City will also debut a high speed multi-lane racing water complex.

During 2021, we also plan to continue (i) our targeted marketing strategies to attract guests, including focusing on our breadth of product and value offerings; (ii) improving and expanding upon our branded product offerings and guest-focused initiatives to continue driving guest spending growth, including membership and our associated loyalty reward programs, and the all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment; (iii) focusing efforts to increase single-day attendance visitation including targeted discount strategies; and (iv) growing sponsorship revenue opportunities.

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

We currently have agreements to develop a Six Flags-branded park in Saudi Arabia. As previously reported, our partner in China had well publicized liquidity challenges and defaulted on its payment obligations to us. During 2020, we terminated our agreement with our partner in China to discontinue the development of Six Flags-branded parks in China.

We will be cautious about signing new international agreements outside of Saudi Arabia for the next several years as we focus our resources on strengthening our core business.

Maintenance and Inspection

Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operations, potential risks to employees and staff as well as to the public. In addition, contingency response plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them when necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. A large portion of our full-time workforce devotes substantially all of its time to maintaining the parks and our rides and attractions. We use a computerized maintenance-management system across all of our domestic parks to assist us in executing our maintenance programs. For parks that have remained closed since we suspended operations in March 2020 due to the COVID-19 pandemic, we have continued our off-season maintenance program in order to ensure the parks’ safety and operational readiness for when they are cleared to open by state and local governments.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2021. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

Our parks compete directly with other theme parks, waterparks and amusement parks and indirectly with other types of recreational facilities and forms of out of home entertainment within their market areas, including movies, sporting events, home entertainment options, restaurants and vacation travel. Principal direct competitors of our parks include SeaWorld Entertainment, Inc. and Cedar Fair, L.P. In addition, our business is subject to various factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors." Within each park’s regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in the park, the atmosphere and cleanliness of the park, the quality of park food and entertainment, and ease of travel to the park. Our theme parks have several advantages over other forms of entertainment. We believe that our parks offer a sufficient quality and variety of rides and attractions, culinary offerings, retail locations, and interactive and family experiences to make them highly competitive with other parks and forms of entertainment. They are outdoor venues spread over hundreds of acres, making them naturally conducive to social distancing. They are open many hours throughout the day, reducing the need for guests to arrive or leave at the same time. Finally, the vast majority of our guests live within a day’s drive, so a visit to one of our parks does not require air travel or a stay at a hotel. However, the COVID-19 pandemic could have longer-term impacts on consumer tastes and preferences and could shift consumer entertainment and recreation behaviors toward digital entertainment experiences and other off-premises experiences and technologies.

Seasonality

Our operations are highly seasonal, with approximately 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

Human Capital

Employees

As of December 31, 2020, we employed approximately 1,950 full-time employees, and over the course of the 2020 operating season we employed approximately 29,000 seasonal employees. In this regard, we compete with other local employers for qualified students and other candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 12% of our full-time and approximately 11% of our seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January, May and December 2021 (Six Flags Great Adventure), December 2021 (Six Flags Magic Mountain), January 2024 (Six Flags Over Texas), December 2024 (Six Flags Over Georgia) and January 2025 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2021 through December 2024. We consider our employee relations to be good.

Diversity and Inclusion

We are committed to creating an inclusive environment that fully embraces the diversity of our employees and guests, regardless of ethnicity, gender, age, disability, cultural background, sexual orientation, or religious beliefs. In that regard, we are focused on the following:

Listen

to team members and other stakeholders about how we can become more diverse and inclusive through our Diversity and Inclusion Council, and through regular team member surveys, which provide feedback directly to senior management, including the CEO

Train

leaders on how to embrace inclusion, creating awareness, understanding and recognizing explicit and implicit bias including by providing instruction on how to lead open and honest conversations with team members

Address Unconscious Biases	by updating our grooming, social media, and hiring policies, and changing any ride or attraction names that could be viewed as offensive
Build a Diverse Team

with a leadership team that represents the diversity of our marketplace and through updating recruiting, people planning, and talent management programs to foster more objective processes for all team members

Partner with Communities	by proactively working with minority suppliers to develop long-term alliances

Employee Development

We seek to continuously elevate employee development and training through a variety of different programs, opportunities, and resources. In 2020, we launched a partnership with the International Board of Credentialing and Continuing Education Standards to provide our guest-facing team members with specialized training to earn a Certificate in Autism Competency to further our commitment to better serve the special needs community, provide a more inclusive environment in our parks and continue our efforts in educating our team members on diversity and inclusion. In 2021, we will enhance our talent development program by providing our employees with access to virtual classrooms and online courses on topics including general safety, Office 365, harassment, and discrimination. Also in 2021, we plan to augment our succession planning process by establishing programs to better support the development of our talent bench for roles in management, maintenance and operations. Our senior leadership team reviews our talent development program annually with a particular focus on our top 20% of high performing, high potential talent including a focus on diversity. We are committed to identifying and developing the talents of our future leaders.

Employee Engagement and Recruitment

We conduct ongoing employee satisfaction surveys that provide actionable feedback from employees to management. The survey responses are anonymous and measure employee satisfaction and solicit honest feedback. Management from both corporate and the parks meet routinely to review the survey results and develop action plans in response to the employee feedback.

We work diligently to attract the best talent from a diverse range of sources in order to meet the current and future demands of our business. We have established relationships with high schools, trade schools, universities, professional associations and industry partners to proactively attract new talent.

Our recruiting practices and candidate selection are among our most important activities. In a year with unprecedented business disruption, we prioritized filling open positions with active team members to minimize layoffs and remained focus on retaining and recalling talent to select our most experienced people for park positions. In addition, we utilize social media, virtual job fairs and organizations across the United States to find diverse, enthusiastic and qualified employees.

Competitive Benefits

Attracting, motivating, developing and retaining the best people is crucial to all aspects of our business and long-term success, and is central to our mission, vision and values. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, motivate and retain employees to achieve superior results. The structure of our compensation programs includes incentives based on both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs.
●	We align our executives’ long-term equity compensation with our stockholders’ interests by linking a significant portion of total compensation opportunity to business and individual performance. All full-time employees (other than participants in a collective bargaining agreement) have the opportunity to participate in our long-term equity incentive program.
●	All full-time employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, an educational assistance program, health savings accounts, flexible spending accounts, legal insurance, identity theft insurance, pet insurance and a wellness program.
●	A unique Six Flags perquisite offers full-time employees a Diamond Elite membership, our highest membership tier of benefits that includes free admission to any of our parks and discounts on in-park products. Full-time employees are also provided complimentary tickets.

Safety

The health and safety of our employees is our highest priority. It is the shared responsibility of every employee to actively participate in creating a safe and secure environment and to minimize injuries. The hallmarks of the Company’s safety and security programs are:

●	Resources and education to ensure safe and secure operating environments at the parks, including compliance with Occupational Safety and Health Administration (OSHA) standards, as well as to improve overall workplace safety and health. This includes regular and ongoing safety training and assessments as well as annual safety audits.

●	A highly trained workforce that proactively assesses risks, strives to eliminate unsafe conditions, and integrates learning from incidents to prevent future occurrences.

●	Dedicated leadership, accountability, and employee empowerment.

During 2020, we acted quickly to implement extensive measures to proactively mitigate the spread of COVID-19 and provide a safe working environment for our employees. We consulted with an epidemiologist and a viral expert, and relied on recommendations from the Centers for Disease Control and Prevention and other governmental agencies to develop core strategies to enhance the safety of our employees and guests. To support these strategies we:

●	implemented daily health screenings of employees,
●	distributed a personal protective equipment pack to all employees,
●	significantly enhanced sanitization measures,
●	enforced social distance requirements,
●	added training to ensure compliance with the additional health and safety protocols,
●	implemented procedures to address actual and suspected COVID-19 cases and potential exposure,
●	required masks to be worn in all locations (with limited exceptions pursuant to applicable law), and
●	rolled out contactless recruiting and hiring to reduce potential COVID-19 exposure.

We received favorable responses from our employees as evidenced by our team member voice survey scores. In addition, we offered guests the ability to obtain cash cards from kiosks throughout the parks to facilitate electronic transactions as an option in lieu of using cash, and implemented mobile food ordering at all of our domestic parks during 2020. These innovations added contactless means to enhance our guests’ experience through faster, more convenient transactions while elevating our enhanced safety guidelines.

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

Name	Age	Title
Michael Spanos*	56	President and Chief Executive Officer
Laura W. Doerre*	53	Executive Vice President, General Counsel and Chief Administrative Officer
Sandeep Reddy*	50	Executive Vice President and Chief Financial Officer
Mark Kupferman	52	Senior Vice President, Consumer and Guest Experience
Stephen R. Purtell	54	Senior Vice President, Investor Relations, Treasury and Strategy
Leonard A. Russ	47	Senior Vice President, Operations Services
Rafael A. Sanchez	59	Senior Vice President, Information Systems and Chief Information Officer
Bonnie Sherman Weber	56	Senior Vice President, Park Operations
Taylor Brooks	34	Vice President and Chief Accounting Officer
*	Executive Officers

Michael Spanos was appointed as a member of Holdings’ Board of Directors in October 2019. Mr. Spanos was named President and Chief Executive Officer of Six Flags in November 2019. Prior to joining Six Flags, he served as Chief Executive Officer, Asia, Middle East and North Africa, of PepsiCo, Inc., a leading global food and beverage company, from January 2018 to November 2019. Mr. Spanos previously served as interim head of PepsiCo, Inc.’s Asia, Middle East and North Africa division from October 2017 to January 2018 and as President and Chief Executive Officer, PepsiCo Greater China Region, from September 2014 to January 2018. Prior to that, Mr. Spanos served as Senior Vice President and Chief Customer Officer, PepsiCo North America Beverages from October 2011 to September 2014. Mr. Spanos previously held management roles of increasing responsibility at PepsiCo, Inc. since 1993 in North America, Europe, Asia, and the Middle East. Before joining PepsiCo, Inc. Mr. Spanos served in the United States Marines Corps from 1987 to 1993. Mr. Spanos holds a B.S. degree from the U.S. Naval Academy and he received a Master’s degree in Organizational Behavior from the University of Pennsylvania.

Laura W. Doerre was named General Counsel of Six Flags in March 2020 and Chief Administrative Officer in October 2020. Ms. Doerre previously served as Executive Vice President, General Counsel and Chief Compliance Officer of JELD-WEN Holding, Inc., a window and door manufacturer, from September 2016 to March 2020. Prior to joining JELD-WEN Holding, Inc., Ms. Doerre served as Vice President and General Counsel for Nabors Industries Ltd. from 2008 to August 2016. Prior to joining Nabors in 1996, Ms. Doerre practiced commercial litigation with the law firm Mayor, Day, Caldwell & Keeton LLP. Ms. Doerre holds a B.S. in Business Administration from the University of North Carolina at Chapel Hill, and a J.D. from the University of Texas School of Law.

Sandeep Reddy was named Executive Vice President and Chief Financial Officer of Six Flags in July 2020. Mr. Reddy previously served as Chief Financial Officer of Guess?, Inc., a contemporary clothing and accessories retailer, from July 2013 through December 2019. Prior to that role, since 2010, he served as Vice President and European Chief Financial Officer of Guess, where he was responsible for all aspects of Guess’ European finance functions, including financial planning, treasury, accounting, and tax. From 1997 to 2010, Mr. Reddy served in a number of positions of increasing responsibility for Mattel Inc., a leading global toy manufacturer, ultimately serving as Vice President Finance and Supply Chain for the SEUR (France, Spain, Portugal, Italy) cluster. Mr. Reddy has a BA (Honors) in Economics from Delhi University and an M.B.A. from Cornell University.

Mark Kupferman was named Senior Vice President, Consumer and Guest Experience of Six Flags in August 2020 and is responsible for consumer insights, consumer strategy, and architecting the guest end-to-end experience. He also oversees Six Flags’ customer relationship management, website, revenue management, and guest-facing innovation initiatives. Mr. Kupferman previously served as Vice President, Insights and Interactive Marketing of Six Flags since April 2011. Prior to that, Mr. Kupferman oversaw Consumer Insights for Universal Orlando. Prior to joining Universal, he was Vice President, Insights and Interactive Marketing for Paramount Parks. Mr. Kupferman has an M.B.A. from Wake Forest University, an M.F.A. from Yale University and a B.S. degree from Northeastern University.

Stephen R. Purtell was named Senior Vice President, Investor Relations, Treasurer and Strategy of Six Flags in December 2020. Mr. Purtell previously served as Senior Vice President, Investor Relations and Treasurer since October 2016. Prior to that, Mr. Purtell was Vice President, Business Development and Treasurer of Six Flags from July 2012 to October 2016. Prior to joining Six Flags, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning and Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Wharton School of the University of Pennsylvania.

Leonard A. Russ was named Senior Vice President, Operations Services of Six Flags in August 2020 and is responsible for all in-park services, including food and beverage, retail, games, rentals, parking and other services offered throughout Six Flags’ parks, along with engineering, design, maintenance, procurement, and international development. Mr. Russ previously served as Interim Chief Financial Officer since February 2020 and Senior Vice President of Strategic Planning and Analysis since February 2016. Prior to that, Mr. Russ was Vice President and Chief Accounting Officer of Six Flags since October 2010, where he was responsible for overseeing the Six Flags’ accounting function and the finance functions of the western region parks. Mr. Russ began his career at Six Flags in 1989 as a seasonal employee and became a full-time employee in 1995. He held a number of management positions within Six Flags before being named Director of Internal Audit in 2004. In 2005, Mr. Russ was promoted to Controller, a position he held until being promoted to Chief Accounting Officer. Mr. Russ holds a B.B.A. degree in Accounting from the University of Texas at Arlington.

Rafael A. Sanchez was named Senior Vice President, Information Systems and Chief Information Officer of Six Flags in January 2021. Mr. Sanchez previously served as Chief Information Officer at Feld Entertainment from April 2013 to December 2020, where he was responsible for Feld Entertainment’s global IT function. Prior to joining Feld Entertainment, Mr. Sanchez served as Chief Information Officer of Brightstar Corporation, a global leader of end-to-end mobile device lifecycle solutions, from 2009 to 2013.  From 2005 to 2009, he served as Group CIO for Carnival Corporation & plc, and prior to that as Chief Information Officer for Burger King Corporation. Mr. Sanchez holds a B.S. in Business Administration from Louisiana State University.

Bonnie Sherman Weber was named Senior Vice President, Park Operations of Six Flags in September 2020 and is responsible for the management of Six Flags’ parks. Ms. Weber had previously served as Senior Vice President, In-Park Services of Six Flags since January 2018. Prior to that, Ms. Weber served as Park President of Six Flags Magic Mountain and Hurricane Harbor since August 2010. Ms. Weber began her career at Six Flags Magic Mountain in 1985 as a food service employee. Throughout her years in L.A., she held the roles of Six Flags Park Publicist, Manager of Advertising and Promotions, and Director of Marketing. She previously worked at The Walt Disney Company and was also the Director of Worldwide Marketing at Warner Bros. Consumer Products for four years. A Southern California native, Ms. Weber holds a B.S. in Marketing from California State Northridge.

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

Available Information

Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge through our website at investors.sixflags.com. References to our website in this Annual Report are provided as a convenience and do not constitute an incorporation by reference of the information contained on, or accessible through, the website. Therefore, such information should not be considered part of this Annual Report. These reports, and any amendments to these reports, are made available on our website as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the United States Securities and Exchange Commission (the "SEC"). Copies are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 1000 Ballpark Way, Suite 400, Arlington, TX 76011, Attn: Investor Relations.

Our website, investors.sixflags.com, also includes items related to corporate governance matters, including the charters of our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and our Code of Ethics for Senior Management. Copies of these materials are also available, without charge, by sending a written request to Six Flags Entertainment Corporation, 1000 Ballpark Way, Suite 400, Arlington, TX 76011, Attn: Investor Relations.

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

In response to the COVID-19 pandemic, federal, state and local governments have implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. These actions, in addition to concerns relating to the public health impacts of the virus, have prevented us and our employees, contractors, suppliers, and other business partners from conducting business activities at full capacity, have led to the temporary cessation of certain business activities altogether, and may continue to have an adverse impact on our business for an unknown period of time. Ongoing concern regarding the virus and its evolving impact, as well as containment actions imposed in response to the pandemic, have had, and will likely continue to have a negative effect on economies and financial markets. Future developments relating to the virus, including severity, rate of transmission, mutations, treatment and availability of a vaccine, are uncertain and difficult to predict. As a result, the extent and duration of the impacts over the longer term on our business of the COVID-19 pandemic and the measures implemented in response to the COVID-19 pandemic remain largely uncertain and cannot be accurately predicted at this time.

In accordance with government guidelines concerning the COVID-19 pandemic, we temporarily suspended operations at all of our theme parks and waterparks in March 2020. During the period of suspended operations, we experienced a significant decrease in revenues. We also implemented a number of mitigation efforts, including eliminating seasonal labor costs, effecting salary and wage reductions for our executives and employees, increasing the available borrowings under our credit facilities, issuing senior secured notes to repay certain short-term borrowings and for working capital purposes, deferring or eliminating certain discretionary capital projects, and developing incentives to maintain monthly membership commitments. These efforts may not be sufficient, however, to counteract the adverse impact the COVID-19 pandemic has had and may continue to have on our revenues or prevent any further adverse impact, and some of our mitigating actions may have an adverse impact on our business. In addition, the effect of the COVID-19 pandemic on capital markets could impact our cost of borrowing or result in reduced or delayed capital expenditures and the impairment of certain of our assets and could adversely affect our strategic plans. Even as we begin to operate our parks that had previously suspended operations, the COVID-19 pandemic could continue to have a significant adverse impact on our business including future park closures and additional costs, such as the costs associated with operating our parks and restarting business activities, and costs to implement or enhance health and safety measures. We could also suffer damage to our reputation as a result of an outbreak of COVID-19 at one of our properties or if our response is inappropriate or is perceived by our guests or other stakeholders to be inappropriate, which could significantly and adversely affect our business, results of operations, liquidity, cash flows and financial condition.

Due to the pandemic, our 2020 season pass holders received a free extension of their pass until the end of the 2021 season and we offered our members one bonus month for each month that they paid while their home park was closed, or in the alternative, we offered members the opportunity to pause their memberships (and payments) until their home park opens in 2021. As a result, our cash flows during 2021 may be reduced, and if sales of 2021 memberships and season passes are lower than prior years, it could have a negative impact on attendance, revenue and per capita spending at our theme parks and waterparks. This negative impact could materially adversely affect our business, results of operations, liquidity, cash flows, financial condition and prospects.

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

The ultimate impact of the COVID-19 pandemic on our business and financial results is highly uncertain and subject to change. The extent and duration of the impact to our business and financial results depends on numerous factors including without limitation the efficacy and deployment of the COVID-19 vaccines and future developments that vary by market and cannot be accurately predicted at this time. The impacts could, however, have a material effect on our results, operations, financial conditions and liquidity and heighten many of our known risks contained in this Annual Report.

General economic conditions may have an adverse impact on our business, financial condition or results of operations.

Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics (such as the ongoing COVID-19 pandemic) and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. The COVID-19 pandemic has severely impacted and will likely continue to impact many of these factors. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit.

Additionally, difficult economic conditions throughout the world could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, manufacturers’ ability to supply rides, payment of claims by our insurance carriers, funding of our lines of credit, or payment by our international agreement partners. Changes in exchange rates for foreign currencies could reduce international demand for our products, increase our labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue we earn in other markets.

Our growth strategy and strategic plan may not achieve the anticipated results.

Our future success depends on our ability to grow and evolve our business, including through capital investments to improve existing parks, rides, attractions and other entertainment offerings, technological advancements and improvements to enhance the guest experience and to increase productivity, as well as through our food and beverage and retail offerings.

Our strategy, including the transformation plan, may not enhance guest experiences or increase productivity as planned, may not increase our revenues at the rate we expect or at all, and may require the expenditure of capital resources or operating costs in excess of what we originally budgeted and allocated for such purposes. If we are unable to achieve our strategic objectives and grow and evolve our business, our financial condition and results of operations may be adversely affected.

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

Conditions beyond our control could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our waterpark in Oaxtepec, Mexico was closed for several months during 2017 following the earthquakes in central Mexico. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect our reputation or brand. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations.

We cannot predict the frequency, duration or severity of these activities and the effect that they may have on our business, financial condition or results of operations.

Our operations are seasonal.

Our operations are seasonal. In a typical year, approximately 75% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our maintenance and capital expenses are incurred in the off-season. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

We rely extensively on our information technology systems in the conduct of our business. We use software and other technology systems, among other things, to sell tickets and admit guests to our parks, to sell food, beverages and other products in our parks, to manage our workforce, to manage our inventory, and to monitor and manage our business on a day-to-day basis. We also use mobile devices, social networking and other online platforms to connect with our employees, business partners and customers. These technology systems and our uses thereof are vulnerable to damage or disruption from circumstances beyond our control including fire, natural disasters, power outages, system and equipment failures, viruses, malicious attacks, security breaches, theft, and inadvertent release of information. Damage or disruption to these technology systems may require a significant investment to update, remediate or replace with alternate systems, and we may suffer disruptions in our operations as a result.

We rely on third parties for the performance of a significant portion of our information technology functions. In particular, our ticket, season pass and membership sales system relies on data communications networks and technology systems and software operated by third parties. The success of our business depends in part on maintaining our relationships with these third parties and their continuing ability to perform these functions and services in a timely and satisfactory manner. If we experience a loss or disruption in the provision of any of these functions or services, or they are not performed in a satisfactory manner, we may have difficulty in finding alternate providers on terms favorable to us, in a timely manner or at all, and our business could be adversely affected.

Further, as we implement our strategy to pursue new initiatives that improve our operations and cost structure, we are also expanding and upgrading our information technologies. Potential problems and disruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems, including those that may result from our failure to adequately develop, implement and maintain a robust disaster recovery plan and backup systems could severely affect our ability to conduct normal business operations and, as a result, could adversely affect our business operations and financial performance.

Cyber-attacks could have a disruptive effect on our business.

Our business involves the storage and transmission of numerous classes of sensitive and/or confidential information and intellectual property, including guests’ personal information, private information about employees and financial and strategic information about the Company and our business.

We have experienced and continue to experience cybersecurity threats and vulnerabilities in our systems and those of our third party providers, including cyber-attacks targeting our information technology systems and networks, which could result in a loss of sensitive business or customer information, systems interruption or the disruption of our operations.

Further, implementing our strategy to pursue new initiatives that improve our operations and cost structure will result in a larger technological presence and corresponding exposure to cybersecurity risk. Failure to adequately assess and identify cybersecurity risks associated with new initiatives would increase our vulnerability to such risks.

Due to the increased remote workforce, we must increasingly rely on information technology systems that are outside our direct control. These systems are potentially vulnerable to cyber-based attacks and security breaches. In addition, cyber criminals are increasing their attacks on individual employees, utilizing interest in pandemic-related information to increase business email compromise scams designed to trick victims into transferring sensitive data or funds, or steal credentials that compromise information systems.

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. We have, and require certain of our third party service providers to have, programs in place to detect, contain and respond to data security incidents. However, the actions and controls we have implemented and continue to implement, or which we seek to cause or have caused third party service providers to implement, may be insufficient to protect our systems, information or other intellectual property. In addition, the techniques used to obtain unauthorized access or interfere with systems change frequently and may be difficult to detect for long periods of time, and we may be unable to anticipate these techniques or implement adequate preventive measures. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

To date, these cybersecurity threats have not had a material impact on our business, financial condition or results of operations. However, the potential consequences of a future material cybersecurity attack on us or our third party service providers include business disruption; disruption to systems; theft, destruction, loss, corruption, misappropriation or unauthorized release of sensitive and/or confidential information or intellectual property (including personal information in violation of one or more privacy laws); reputational and brand damage; and potential liability, including litigation or other legal actions against us or the imposition by governmental authorities of penalties, fines, fees or liabilities, which, in turn, could cause us to incur significantly increased cybersecurity protection and remediation costs and the loss of customers.

Data privacy regulation and our ability to comply could harm our business.

We are subject to laws that regulate the collection, use, retention, security, and transfer of our customer’s data. Data privacy is subject to frequently changing rules and regulations, such as California’s Consumer Privacy Act (the “CCPA”) that became effective January 1, 2020, which provides a private right of action for data breaches and requires companies that process information on California residents to make certain disclosures to consumers about their data collection, use and sharing practices and allow consumers to opt out of certain data sharing with third parties. Compliance with the CCPA, and other current and future applicable privacy and related laws can be costly and time-consuming, and violations of privacy-related laws can result in significant damages and penalties. These laws continue to evolve in ways we cannot predict, both through regulatory and legislative action and judicial decisions, and that may harm our business.

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

The theme park and waterpark industry demands the use of sophisticated technology and systems for operation of our parks, ticket, membership and season pass sales and management, and labor and inventory management. Information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment by us and we may not achieve the anticipated benefits from such new developments or upgrades.

There is a risk of accidents occurring at our parks or competing parks which may reduce attendance and negatively impact our operations.

Our brand and our reputation are among our most important assets. Our ability to attract and retain customers depends, in part, upon the external perceptions of the Company, the quality and safety of our parks, services and rides, and our corporate and management integrity. While we carefully maintain the safety of our rides, there are inherent risks involved with these attractions. An accident or an injury (including water- or air-borne illnesses) at any of our parks or at parks operated by competitors, particularly an accident or injury involving the safety of guests and employees, that receives media attention, could negatively impact our brand or reputation, cause loss of consumer confidence in the Company, reduce attendance at our parks, and negatively impact our results of operations. For example, in September 2019, a coaster accident at La Feria, a competing park in Mexico, resulted in two fatalities. We believe that the publicity surrounding this accident had a significant negative impact on attendance at our park in Mexico during that period. The considerable expansion in the use of social media over recent years has compounded the impact of negative publicity. If any such incident occurs during a time of high seasonal demand, the effect could disproportionately impact our results of operations for the year.

We depend on a seasonal workforce, many of whom are paid at minimum wage.

Our park operations are dependent in part on a seasonal workforce, many of whom are paid at minimum wage. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons; however, we may be unable to recruit and hire sufficient personnel to meet our business needs. In addition, we cannot guarantee that material increases in the cost of securing our seasonal workforce will not occur in the future. Increased state or federal minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2021 and future years and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

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

Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2021, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or waterpark operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.

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

Various external factors, including difficult economic and political conditions throughout the world, could negatively affect the progress of our initiatives to develop new Six Flags-branded parks outside of North America. These initiatives could be delayed, and the ultimate success of such parks may be uncertain. For example, on February 14, 2020, we terminated our agreements with our partner in China to build parks as a result of its uncured payment defaults.

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

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees in order to meet our guests’ high expectations for service. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Our results of operations are also substantially affected by costs of retirement, including as a result of macroeconomic factors beyond our control, such as declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities.

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

As of December 31, 2020, approximately 12% of our full-time and approximately 11% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.

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

We have significant financial obligations under our debt instruments and the Partnership Park arrangements. See the Partnership Parks section in Note 15 (Commitments and Contingencies) to the consolidated financial statements in Item 8 for a detailed discussion of our obligations with respect to the Partnership Parks. In the event of a default by us under the Partnership Parks arrangements, Time Warner has the right to take control of the Partnership Parks. In addition, such a default could trigger an event of default under the Second Amended and Restated Credit Facility. See "Business—Partnership Park Arrangements" for additional information.

If we are unable to make payments on our debt or satisfy our other obligations, or if we fail to obtain future financing that may be necessary for working capital, capital expenditures, payment of debt, or the Partnership Park obligations, it could materially adversely affect our business, financial condition or results of operations.

We plan to strategically reinvest in our properties to improve the guest experience and our business plan includes targeted annual capital spending. However, depending on various factors including strategic initiatives, the duration of the COVID-19 pandemic, unanticipated delays in the completion of our projects, weather conditions, increased labor costs, and availability and cost of ride components, we may spend more or less than our planned target amount. In 2020, we spent $98.4 million on capital expenditures, net of property insurance recoveries, which was less than we originally planned.

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

Our ability to make scheduled payments on and to refinance our debt, including the Second Amended and Restated Credit Facility and the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes (each as defined below), depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. We cannot provide assurance our business will generate sufficient cash flow from operations or future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt or to fund our other liquidity needs. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay scheduled expansion and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. Any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If we are required to dispose of material assets or operations or restructure our debt to meet our debt service and other obligations, we cannot provide assurance the terms of any such transaction will be satisfactory to us or if, or how soon, any such transaction could be completed.

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

The stock price of Holdings’ common stock may change significantly, and you may not be able to sell shares of Holdings’ common stock at or above the price you paid or at all, and you could lose all or part of your investment as a result.

The trading price of Holdings’ common stock has been, and may continue to be, volatile. In addition to the risk factors discussed in this Annual Report, the trading price of Holdings’ common stock may be adversely affected due to a number of factors, many of which are beyond our control, including: (i) our operating and financial performance; (ii) our ability to repay our debt; (iii) our ability to refinance our debt; (iv) investor perceptions of us and the industry and markets in which we operate; (v) our dividend policy; (vi) changes in earnings estimates or recommendations by analysts; and (viii) general financial, domestic, economic and other market conditions.

In addition, our business and long-range planning process is designed to maximize our long-term strength, growth, and profitability. We believe that this longer-term focus is in the best interests of the Company and stockholders. At the same time, however, we recognize that, when possible, it is helpful to provide investors with guidance as to our forecast of EBITDA and other financial metrics or projections from time to time. We do not have any responsibility to provide guidance or to update any of our forward-looking statements at such times or otherwise. In addition, any longer-term guidance that we provide is based on goals that we believe, at the time guidance is given, are reasonably attainable for growth and performance over a number of years. However, such long-range targets are difficult to predict. For example, in 2016 we established a long-term aspirational goal to achieve Modified EBITDA of $750 million by 2020 but this goal was not ultimately achieved. If, or when, we announce actual results that differ from those that have been predicted by us, outside investment analysts, or others, our stock price could be adversely affected. Investors who rely on these stated goals when making investment decisions with respect to our securities do so at their own risk. We take no responsibility for any losses suffered as a result of such changes in our stock price.

We periodically return value to investors through payment of quarterly dividends and common stock repurchases. In April 2020 and August 2020, in connection with amendments to the Second Amended and Restated Credit Agreement, we announced we were suspending our quarterly dividend payment and stock repurchase program due to the impact of the COVID-19 pandemic until the earlier December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test covenant compliance. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for longer depending on any then-existing limitations on our working capital. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

The instruments governing our indebtedness include financial and other covenants that will impose restrictions on our financial and business operations.

The instruments governing our indebtedness restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, repurchase stock or engage in transactions with affiliates. In addition, the Second Amended and Restated Credit Facility contains financial covenants that will require us to maintain a maximum senior secured leverage ratio. These covenants may have a material impact on our operations. If we fail to comply with the covenants in the Second Amended and Restated Credit Facility or the indentures governing Holdings’ 4.875% senior unsecured notes due 2024 (the "2024 Notes"), add-on 4.875% senior unsecured notes due 2024 (the "2024 Notes Add-on"), 7.00% senior secured notes due 2025 (the “2025 Notes”), and 5.50% senior unsecured notes due 2027 (the "2027 Notes") and are unable to obtain a waiver or amendment, an event of default would result under the applicable debt instrument.

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

The Second Amended and Restated Credit Facility and the indentures governing the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes also contain other events of default customary for financings of these types, including cross defaults to certain other indebtedness, cross acceleration to other indebtedness and certain change of control events. If an event of default were to occur, the lenders under the Second Amended and Restated Credit Facility could declare outstanding borrowings under the Second Amended and Restated Credit Facility immediately due and payable and the holders of the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes could elect to declare the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes to be due and payable, together with accrued and unpaid interest. We cannot provide assurance we would have sufficient liquidity to repay or refinance such indebtedness if it was accelerated upon an event of default. In addition, an event of default or declaration of acceleration under the Second Amended and Restated Credit Facility could also result in an event of default under other indebtedness.

In connection with the amendments to the Second Amended and Restated Credit Facility, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holding’s common stock and payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

We can make no assurances we will be able to comply with these restrictions in the future or that our compliance would not cause us to forego opportunities that might otherwise be beneficial to us.

Changes in our credit ratings could adversely affect the price of Holdings’ common stock.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and waterparks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. As the result of the COVID-19 pandemic and impact of expanding restrictions and quarantines on the entertainment industry, the credit rating agencies lowered the ratings on several theme park companies. In March 2020, Standard and Poor’s lowered our issuer credit rating to B+ from BB with a “negative outlook.” Additionally, Standard and Poor’s lowered the rating on our 2024 Notes and 2027 Notes to B from BB- with a “negative outlook” and lowered the rating on our senior secured credit facility to BB from BBB- with “negative” outlook. In April 2020, Moody’s lowered our issuer credit rating to B2 from B1 with a “negative outlook.” Additionally, Moody’s lowered the rating on our 2024 Notes and 2027 Notes to B3 from B2 with a “negative outlook” and lowered the rating on our senior secured credit facility to Ba2 from Ba1 with a “negative outlook.” In April 2020, the newly issued 2025 Notes were assigned a rating of BB and Ba2 from Standard and Poor’s and Moody’s, respectively, consistent with our senior secured credit rating. In September 2020, Standard and Poor’s further lowered our issuer credit rating to B- from B+ and our issue-level ratings to B from BB- and CCC from B- on our senior secured and senior unsecured issuances, respectively, while maintaining a “negative outlook.” We cannot provide assurance our ratings will improve or remain the same. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings’ common stock.

Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.

Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations, including the obligations under the Company’s debt agreements, and, at such time as dividend payments by Holdings are no longer suspended, to pay dividends on Holdings’ common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on its debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $157.8 million of cash and cash equivalents on a consolidated basis at December 31, 2020, of which $24.0 million was held at Holdings.

Holdings’ short-term stockholder rights plan, as well as provisions in Holdings’ charter, bylaws and Delaware law, and change of control provisions in certain of our debt and other agreements could delay or prevent an acquisition of us by a third party.

On March 31, 2020, Holdings’ Board of Directors approved the adoption of a short-term stockholder rights plan and declared a dividend distribution of one preferred share purchase right on each outstanding share of the Company’s common stock. The rights plan has a one-year term, expiring on March 30, 2021. The rights are designed to enable the Company’s stockholders to realize the long-term value of their investment, ensure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company, and to guard against tactics to gain control of the Company without paying all stockholders an appropriate premium for that control. The stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by Holdings’ Board of Directors and may have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might adversely affect the market price of our common stock.

In addition, Holdings’ charter and debt agreements contain provisions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for Holdings’ common stock or otherwise be in the best interest of stockholders. Holdings is also subject to the anti-takeover provisions of Delaware law, which could have the effect of delaying or preventing a change of control in some circumstances.

General Risk Factors

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2020 fiscal year and that remain unresolved.

ITEM 2.PROPERTIES

Set forth below is a brief description of our material real estate as of December 31, 2020. See also "Business—Description of Parks."

●	Six Flags America, Largo, Maryland—515 acres (owned)
●	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)
●	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)
●	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,111 acres (owned)
●	Six Flags Great America, Gurnee, Illinois—304 acres (owned)
●	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
●	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
●	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)
●	Six Flags Magic Mountain, Valencia, California—250 acres (owned)
●	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)
●	Six Flags New England, Agawam, Massachusetts—262 acres (substantially all owned)
●	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)
●	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)
●	Six Flags St. Louis, Eureka, Missouri—320 acres (owned)
●	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)
●	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)
●	The Great Escape and Lodge, Queensbury, New York—345 acres (owned)
●	Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)
●	Six Flags Darien Lake, Buffalo, New York—982 acres (leasehold)(7)
●	Frontier City, Oklahoma City, Oklahoma—113 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Oklahoma City, Oklahoma City, Oklahoma—24 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Phoenix, Glendale, Arizona—33 acres (leasehold)(8)
●	Six Flags Hurricane Harbor Splashtown, Spring, Texas—46 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Rockford, Rockford, IL—43 acres (leasehold) (9)
(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark opened to the public in 2017.
(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.
(3)	Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.
(4)	Owned by the Georgia partnership.
(5)	The site is leased from the City of Montreal. The lease expires in 2065.
(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the waterpark in 2017.
(7)	These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.
(8)	This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the waterpark in 2018.
(9)	This site is leased from the Rockford Park District. The lease expires in 2029. We began operating the waterpark in 2019.

In addition to the foregoing, we also lease a limited number of rides and attractions at our parks and office space. See Note 16 to the consolidated financial statements in Item 8 of this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Second Amended and Restated Credit Facility agreement and the collateral agent under the indenture governing our 2025 Notes, a mortgage on substantially all of our owned United States properties.

ITEM 3.LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Record Holders

Holdings’ common stock is listed on the New York Stock Exchange under the ticker symbol "SIX." As of February 19, 2021, there were approximately 273 stockholders of record of Holdings’ common stock. This does not reflect holders who beneficially own common stock held in nominee or street name accounts through brokers or banks.

Dividends

Prior to the temporary suspension of park operations on March 13, 2020 due to the COVID-19 pandemic, Holdings announced a quarterly cash dividend of $0.25 per share of common stock, representing a 70% reduction from the dividend declared in February 2019. Holdings did not declare a dividend during the remainder of the year ended December 31, 2020. In connection with the amendment to the Second Amended and Restated Credit Facility in April 2020 and August 2020, we agreed to extend the suspension of the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report and Note 8 to the consolidated financial statements in Item 8 of this Annual Report.

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

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 19, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the recent amendments to the Second Amended and Restated Credit Facility in April 2020 and August 2020, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holdings’ common stock after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$250
$200
$150
$100
$50
$0
12/15
12/16
12/17
12/18
12/19
12/20
Six Flags Entertainment Corporation
S&P 500
S&P Midcap 400
S&P Movies & Entertainment

*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Six Flags Entertainment Corporation	100.00	114.16	132.45	116.17	100.44	76.72
S&P 500	100.00	111.96	136.40	130.42	171.49	203.04
S&P Midcap 400	100.00	120.74	140.35	124.80	157.49	179.00
S&P Movies & Entertainment	100.00	110.37	115.91	116.61	147.78	205.52

ITEM 6.SELECTED FINANCIAL DATA

The following financial data is derived from our audited financial statements. You should review this information in conjunction with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report and the historical financial statements and related notes contained in this Annual Report.

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018	2017	2016
Statement of Operations Data:
Park admissions	$202,646	$815,782	$810,064	$741,275	$715,413
Park food, merchandise and other	126,306	574,440	553,527	524,582	521,167
Sponsorship, international agreements and accommodations	27,623	97,361	100,116	93,217	82,818
Total revenues	356,575	1,487,583	1,463,707	1,359,074	1,319,398
Operating expenses (excluding depreciation and amortization shown separately below)	389,726	607,791	574,724	511,873	490,116
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	147,295	199,194	132,168	159,070	293,005
Costs of products sold	34,119	130,304	121,803	110,374	109,579
Other net periodic pension benefit	(5,190)	(4,186)	(5,169)	(3,322)	(1,920)
Depreciation and amortization	120,173	118,230	115,693	111,671	106,893
Loss on disposal of assets	7,689	2,162	1,879	3,959	1,968
Interest expense, net	154,723	113,302	107,243	99,010	81,872
Loss on debt extinguishment, net	6,106	6,484	—	37,116	2,935
Other expense, net	24,993	2,542	3,508	271	1,684
(Loss) income before income taxes	(523,059)	311,760	411,858	329,052	233,266
Income tax (benefit) expense	(140,967)	91,942	95,855	16,026	76,539
Net (loss) income	(382,092)	219,818	316,003	313,026	156,727
Net income attributable to noncontrolling interests	(41,288)	(40,753)	(40,007)	(39,210)	(38,425)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(423,380)	$179,065	$275,996	$273,816	$118,302

Weighted-average common shares outstanding:
Basic:	84,800	84,348	84,100	86,802	92,349
Diluted:	84,800	84,968	85,445	88,494	94,398

Net (loss) earnings per average common share outstanding:
Basic:	$(4.99)	$2.12	$3.28	$3.15	$1.28
Diluted:	$(4.99)	$2.11	$3.23	$3.09	$1.25

Cash dividends declared per common share	$0.25	$3.29	$3.16	$2.62	$2.38

	December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Balance Sheet Data:
Cash and cash equivalents(1)	$157,760	$174,179	$44,608	$77,496	$137,385
Total assets	2,772,691	2,882,540	2,517,328	2,456,676	2,487,672
Deferred revenue	205,125	144,040	146,227	142,014	123,955
Total long-term debt (excluding current maturities)	2,622,641	2,266,884	2,063,512	2,021,178	1,624,486
Total debt, net	2,622,641	2,274,884	2,106,512	2,021,178	1,653,647
Redeemable noncontrolling interests	523,376	529,258	525,271	494,431	485,876
Stockholders' deficit	(1,158,547)	(716,118)	(643,093)	(505,112)	(186,490)

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Other Data:
Net cash (used in) provided by operating activities	$(190,880)	$410,573	$413,132	$445,067	$463,235
Stock repurchases	(54)	(52)	(110,990)	(499,442)	(211,751)
Payment of cash dividends	(22,499)	(278,951)	(267,044)	(227,101)	(220,314)
(1)	Excludes restricted cash in 2016.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant components of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section include:

●	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.
●	Critical Accounting Policies. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
●	Recent Events. The recent events section provides a brief description of recent developments at the Company.
●	Results of Operations. The results of operations section provides an analysis of our results for the years ended December 31, 2020 and 2019 and a discussion of items affecting the comparability of our financial statements for those years. Please refer to the results of operations section described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, for our discussion and analysis of our results for the years ended December 31, 2019 and 2018 and a discussion of items affecting the comparability of our financial statements for those years.
●	Liquidity, Capital Commitments and Resources. The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended December 31, 2020, and our outstanding debt and commitments existing as of December 31, 2020.
●	Market Risks and Security Analyses. We are principally exposed to market risk related to interest rates and foreign currency exchange rates, which are described in the market risks and security analyses section.
●	Recently Issued Accounting Pronouncements. This section provides a discussion of recently issued accounting pronouncements applicable to Six Flags, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

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

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated balance sheets and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of this Annual Report.

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

During 2020, we, like many companies worldwide, experienced a significant negative impact on our business as a result of the COVID-19 pandemic. In part, our results reflect several strategic adjustments we made in response to the temporary park closures and additional health and safety requirements we experienced in our 2020 operating environment. These adjustments were precipitated by rapid changes in public health requirements and guidelines and reflected our efforts to address the significant operating challenges they presented to protect the safety of our employees and guests. Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 57% of total revenue during the year ended December 31, 2020, and approximately 55% of total revenue during the years ended December 31, 2019 and 2018), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance and, as anticipated, we sold significantly fewer season passes and memberships while many of our parks remained closed compared to the same period in 2019. As a result, the number of all members and season pass holders, decreased 51% as of the end of the fourth quarter of 2020 compared to the fourth quarter of 2019. We had 1.7 million members, 19% of whom had paused their memberships, and 2.1 million season pass holders as of the end of 2020 compared to 2.6 million members and 5.1 million season pass holders at the end of 2019. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During 2020, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures (“Park EBITDA”) decreased relative to the prior year, as a result of the temporary suspension of park operations related to the COVID-19 pandemic outbreak and the resulting decrease in attendance related to the reduction in operating days.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates and discusses our review of applicable accounting pronouncements that have been issued by the Financial Accounting Standards Board (“FASB”). See Note 2 to the consolidated financial statements in Item 8 of this Annual Report for further discussion of these and other accounting policies.

Valuation of Long-Lived Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may not be recoverable. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which Holdings’ common stock is traded, we believe our market capitalization is the best indicator of our reporting unit’s fair value). We have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.

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

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of an asset or groups of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future undiscounted net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

A high degree of management judgment is required in determining our provision or benefit for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Variables that will impact whether our deferred tax assets will be utilized prior to their expiration include, among other things, attendance, spending per capita and other revenues, foreign taxable income, capital expenditures, levels of debt, interest rates, operating expenses, sales of assets, and changes in state or federal tax laws. In determining the valuation allowance, we do not consider, and under generally accepted accounting principles cannot consider, the possible changes in state or federal tax laws until the laws change. To the extent we reduce capital expenditures, our future accelerated tax deductions for our rides and equipment will be reduced, and our interest expense deductions could correspondingly decrease as cash flows that previously would have been utilized for capital expenditures could be utilized to lower our outstanding debt balances. Increases in capital expenditures without corresponding increases in net revenues would reduce short-term taxable income and increase the likelihood of additional valuation allowances being required as net operating loss carryforwards could expire prior to their utilization. Conversely, increases in revenues in excess of operating expenses would reduce the likelihood of additional valuation allowances being required as the short-term taxable income would increase the utilization of net operating loss carryforwards prior to their expiration. We utilize deferred tax assets related to foreign tax credit attributes through foreign-sourced income as well as the recapture of overall domestic loss amounts re-characterized as domestic-source income. See Note 2 and Note 11 to the consolidated financial statements in Item 8 of this Annual Report for further discussion.

Revenue Recognition

FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (together with the series of Accounting Standards Updates described in the second paragraph under "Recently Adopted Accounting Pronouncements" in Note 2 to the consolidated financial statements in Item 8 of this Annual Report, "Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. Due to COVID-19, we extended the expiration date by one year on our 2020 season pass product, allowed the pause of membership payments and granted additional months to membership contracts post-cancellation equal to the number of closed months at the park where the membership was purchased. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and products that are not sold on a stand-alone basis are treated as residual. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including impact of changes to our season pass and memberships described above. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.

Recent Events

COVID-19 Pandemic

We began 2020 by launching a transformation plan to reinvigorate revenue growth in our business, reduce operating expenses, and focus on improving our guests’ experience in the parks. However, the COVID-19 pandemic had significant impacts on our business. As a result, while we remain confident in our long-term strategy, our short-term focus pivoted towards adapting to the operating challenges resulting from the pandemic.

In response to the COVID-19 pandemic, federal, state and local governments implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. On March 13, 2020, we temporarily suspended operations at all of our theme parks and waterparks due to the COVID-19 pandemic. During 2020, 20 of the Company’s 26 parks operated for portions of the season but several of our larger parks could not operate rides. Parks that did operate had capacity and other operating limitations.

We quickly implemented plans to mitigate the impact of the COVID-19 pandemic on our business and ensure the health and safety of our employees and guests. In response to the challenging environment, we focused on the following actions:

●	Implementing immediate cost controls by right-sizing marketing and temporarily reducing salaries of all full-time employees by 25%;
●	Strengthening liquidity through expansion of our revolving credit facility, suspension of testing of certain maintenance covenants in our credit facility, issuance of senior secured notes and suspension of dividend payments and our stock repurchase program;
●	Enhancing financial flexibility by delaying or reducing capital expenses related to new rides and attractions;
●	Developing measures to preserve our season pass holders and members;
●	Opening parks as quickly as possible, while following governmental and public health guidelines; and
●	Creating new sources of revenue by introducing animal and holiday drive-thru experiences at many parks.

We will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the COVID-19 pandemic.

Management and Board Changes

In March 2020, Laura W. Doerre became our Executive Vice President and General Counsel, and in October 2020, she assumed the additional duties of Chief Administrative Officer when Kathy Aslin, the Senior Vice President, Human Resources, resigned. Also in October 2020, Brett Petit, Senior Vice President, Marketing and Sales, resigned. In July 2020, Sandeep Reddy became our Executive Vice President and Chief Financial Officer. In August 2020, we enhanced the gender and ethnic diversity of Holdings’ board of directors when Esi Eggleston Bracey and Enrique Ramirez Mena joined as directors. In August 2020, Richard Roedel and Kurt Cellar, each a director since 2010, advised us of their intention to retire from Holdings’ board of directors at the end of their current term and that they will not stand for re-election at our 2021 annual meeting of stockholders. In February 2021, Holdings’ board of directors determined that Selim Bassoul would succeed Richard Roedel as Non-Executive Chairman effective immediately, and Nancy Krejsa, a director since 2017, advised us of her intention to retire from Holdings’ board of directors at the end of her current term and that she will not stand for re-election at our 2021 annual meeting of stockholders.

Amendments to Credit Facility

In April 2020, we increased the revolving credit commitments to the Second Amended and Restated Revolving Loan by $131.0 million, from $350.0 million to $481.0 million. In August 2020, we entered into another amendment to the Second Amended and Restated Credit Facility that provided us with flexibility under certain financial maintenance covenants and the liquidity covenant, and reduced the commitment fee on the revolving credit facility. In connection with these amendments to the Second Amended and Restated Credit Facility, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holdings’ common stock and payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

2025 Notes Issuance

In April 2020, SFTP issued $725 million in aggregate principal amount of 7.00% senior secured notes in a private offering. The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan, $315.0 million of the Second Amended and Restated Term Loan B and for general corporate matters and working capital purposes, including expenses relating to the offering.

Fiscal Year Change

Holdings’ Board of Directors determined that it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Sunday closest to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2021, to align the Company’s reporting calendar with how the Company operates its business and improve comparability across periods. The Company’s current fiscal year will end on January 2, 2022.

Results of Operations

The following table sets forth summary financial information for the years ended December 31, 2020 and 2019:

	Year Ended		Percentage
(Amounts in thousands, except per capita data)	December 31, 2020	December 31, 2019	Change (%)
Total revenue	$356,575	$1,487,583	(76)%
Operating expenses	389,726	607,791	(36)%
Selling, general and administrative expenses	147,295	199,194	(26)%
Costs of products sold	34,119	130,304	(74)%
Other net periodic pension benefit	(5,190)	(4,186)	24%
Depreciation and amortization	120,173	118,230	2%
Loss on disposal of assets	7,689	2,162	N/M %
Interest expense, net	154,723	113,302	37%
Loss on debt extinguishment	6,106	6,484	(6)%
Other expense, net	24,993	2,542	N/M %
(Loss) income before income taxes	(523,059)	311,760	N/M %
Income tax (benefit) expense	(140,967)	91,942	N/M %
Net (loss) income	(382,092)	219,818	N/M %
Less: Net income attributable to noncontrolling interests	(41,288)	(40,753)	1%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(423,380)	$179,065	N/M %

Other Data:
Attendance	6,789	32,811	(79)%
Total revenue per capita	$52.52	$45.34	16%

Year Ended December 31, 2020 vs. Year Ended December 31, 2019

Revenue

Revenue for the year ended December 31, 2020, totaled $356.6 million, a 76% decrease compared to $1,487.6 million for the year ended December 31, 2019. The decrease was driven primarily by a 79% decrease in attendance due to the ongoing COVID-19 pandemic, including as a result of the temporary suspension of operations of our theme parks and waterparks on March 13, 2020, and the limited capacity at our parks that operated during 2020. The decrease in revenue was also attributable to a decrease in sponsorship, international agreements and accommodations revenue, due primarily to the termination of our contracts in China and Dubai, which generated revenue in the comparable prior year period, and reduced revenue from sponsorships and the suspension of nearly all of our accommodations operations due to the COVID-19 pandemic.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the year ended December 31, 2020, increased $6.08 to $48.45 compared to the prior period due to a $4.99, or 20%, increase in admissions revenue per capita and a $1.09, or 6%, increase in in-park revenue per capita. The improvement in admissions spending per capita for the year ended December 31, 2020, was primarily due to recurring monthly membership revenue from members who retained their memberships on a monthly basis following the initial 12-month commitment period. Higher guest spending per capita by single-day guests also contributed to the increase. The increase in in-park revenue per capita in the year ended December 31, 2020, was due to recurring monthly all season membership products, such as all season dining passes, from members who retained their memberships on a monthly basis following the initial 12-month commitment period and the increase in single-day attendance mix. These increases were partially offset by lower in-park revenue per capita from attendance at our drive-through Safari at our park in Jackson, New Jersey, and animal only experience at our park in Vallejo, California and drive-through Holiday in the Park events at our parks in California, Illinois and Massachusetts, which offered limited in-park spending opportunities.

Operating expenses

Operating expenses for the year ended December 31, 2020, decreased $218.1 million, or 36%, compared to the year ended December 31, 2019, primarily as a result of fewer operating days and the cost mitigation measures introduced in response to the COVID-19 pandemic, including a 25% reduction in full-time salaries and wages for the full-time employees and the elimination of nearly all seasonal labor costs at our parks that remained closed. Salaries for full-time salaried employees at the parks were restored to 100% two weeks prior to their respective park opening date. In December 2020, we reinstated full salaries for almost all remaining employees subject to the reduction. The closure of our parks and reduced operating hours and operating days at our parks that are operating resulted in additional savings in utilities and other costs. These savings were partially offset by the increased costs related to enhanced sanitization and additional preventative measures to help minimize the spread of COVID-19 and an increase in reserves associated with several legal claims.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2020, decreased $51.9 million, or 26%, compared to the same period in the prior year, driven by a reduction in advertising expense and salary, wage and benefit expense, including the reduction in executive officer salaries and the salaries of certain other corporate employees related to the cost reduction measures put in place in response to the COVID-19 pandemic. The reductions were partially offset by an increase in stock-based compensation and insurance costs.

Cost of products sold

Costs of products sold for the year ended December 31, 2020, decreased $96.2 million, or 74%, compared to the same period in the prior year, primarily as a result of reduced sales of food, merchandise and other services due to the temporary suspension of park operations at many of our parks and reduced attendance at our parks that were operating in response to the COVID-19 pandemic.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended December 31, 2020, increased $1.9 million, or 2%, compared to the year ended December 31, 2019. The increase in depreciation and amortization expense is primarily the result of asset additions made in conjunction with our ongoing capital program, partially offset by asset retirements.

Loss on disposal of assets

Loss on disposal of assets for the year ended December 31, 2020 totaled $7.7 million due primarily to the write-off of $9.7 million in conjunction with our ongoing Transformation Plan which was partially offset by the sale of assets in conjunction with our ongoing capital plan. Loss on disposal of assets for the year ended December 31, 2019 totaled $2.2 million which was primarily as a result of write-offs in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net increased $41.4 million, or 37%, for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily as a result of additional interest expense related to the 2025 Notes issued in April 2020 and the de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, which resulted in a $14.9 million reclassification from accumulated other comprehensive loss to interest expense in the consolidated statement of operations for the period ended December 31, 2020. For a more detailed description of our interest rate swap agreements, see Note 7 to the audited consolidated financial statements included in Item 8 of this Annual Report. These increases were partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Other expense, net

Other expense, net increased $22.5 million for the year ended December 31, 2020, compared to the year ended December 31, 2019, primarily as a result of consultant and severance costs related to our transformation plan.

Income tax expense

Income tax benefit for the year ended December 31, 2020 was $141.0 million compared to income tax expense of $91.9 million for the year ended December 31, 2019. Our consolidated effective tax rate was 27.0% for the year ended December 31, 2020 compared to 29.5% for the year ended December 31, 2019. The effective tax rate exceeded the federal statutory rate of 21% due to state and foreign taxes on income as well as valuation allowances. Our effective tax rate for the year ended December 31, 2019 exceeded the federal rate due to the state and foreign taxes on income as well as a non-cash valuation allowance recognized on foreign tax credits carryforwards that we estimate will expire unutilized due to changes in estimated future foreign source income related to the termination of our agreements with our partner in China.

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

During the years ended December 31, 2020, 2019 and 2018, Holdings paid $22.5 million, $279.0 million and $267.0 million, respectively, in cash dividends on its common stock.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 19, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the amendments to the Second Amended and Restated Credit Facility in April and August 2020, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holdings’ common stock and payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

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

On April 13, 2017, Holdings issued the 2024 Notes Add-on and the 2027 Notes. A portion of the net proceeds from the issuance of these notes was used to redeem all of the outstanding 2021 Notes (as defined in Note 8 to the consolidated financial statements in Item 8 of this Annual Report) and to satisfy and discharge the indenture governing the 2021 Notes, including to pay accrued and unpaid interest to the redemption date and the related redemption premium on the 2021 Notes, and to pay related fees and expenses.

On March 26, 2018, we entered into an amendment to the 2015 Credit Facility (as defined in Note 8 to the consolidated financial statements in Item 8 of this Annual Report) that reduced the overall borrowing rate on the 2015 Term Loan B by 25 basis points through a reduction in the applicable margin from LIBOR plus 2.00% to LIBOR plus 1.75%. We capitalized $0.5 million of debt issuance costs directly associated with the amendment.

On April 18, 2018, we entered into an amendment to the 2015 Credit Facility that increased our 2015 Term Loan B borrowings by $39.0 million. We capitalized $0.3 million of debt issuance costs directly associated with the amendment. The proceeds of the additional borrowings were used for general corporate purposes, including repurchases of our common stock.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as previously amended) with a Second Amended and Restated Credit Facility comprised of a $350.0 million revolving credit loan facility and an $800.0 million Tranche B term loan facility. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility were used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and which are discussed in Note 5, Derivative Financial Instruments, were de-designated. Consistent with policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements designed to economically offset the impact of the de-designated swap agreements. Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year, with the exception of January 1, 2021, which included the interest from April 22, 2020 through July 1, 2020 and totaled $35.1 million.

On August 26, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the credit agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to the August 2020 amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, all of SFTP’s existing incremental revolving credit lenders agreed to extend the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan by one year to December 31, 2022.

Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. For the years 2019 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million of taxable income per year. We expect taxable income in excess of the annual limitation in those years will be offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated in 2020 are not subject to expiration and will carryforward indefinitely.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19 or other diseases; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could significantly reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" of this Annual Report.

As of December 31, 2020, our total indebtedness, net of discount and deferred financing costs, was $2,622.6 million which included $942.5 million of the 2024 Notes and 2024 Notes Add-on, $710.1 million of the 2025 Notes, $498.3 million of the 2027 Notes, and $471.7 million outstanding under the Second Amended and Restated Credit Facility. Based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2021 and 2022, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $156.4 and $146.1 million during 2021 and 2022, respectively. Under the Second Amended and Restated Credit Facility, all remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

As of December 31, 2020, we had approximately $157.8 million unrestricted cash and $460.0 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan is dependent upon compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 8 to the consolidated financial statements in Item 8 of this Annual Report.

We plan to strategically reinvest in our properties to improve the guest experience. For more information about our planned capital expenditures, please see “Capital Improvements and Other Initiatives” under Item 1. Business.

During the year ended December 31, 2020, net cash used in operating activities was $190.9 million, compared to net cash provided by operating activities of $410.6 million during the year ended December 31, 2019. The significant decrease in net cash provided by operating activities was due to the decrease in operations during 2020 attributable to our temporary suspension of park operations due to the COVID-19 pandemic. Net cash used in investing activities during the year ended December 31, 2020, decreased $48.2 million to $90.9 million from $139.1 million, consisting primarily of capital expenditures, net of insurance proceeds, and partially offset by proceeds received from the disposal of assets. The decrease is attributable to the reduction in spending on capital expenditures due to COVID-19. Net cash provided by financing activities during the year ended December 31, 2020, was $266.7 million and was primarily due to the issuance of the 2025 Notes, partially offset by the $315.0 million repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020, and the payment of $22.5 million in cash dividends. Net cash used in financing activities during the year ended December 31, 2019 was $143.0 million and was mostly attributable to the payment of $279.0 million in cash dividends and $40.8 million of distributions to noncontrolling interests, offset by net proceeds from entering into the Second Amended and Restated Credit Facility after repayment of the Amended and Restated Credit Facility.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and guest spending per capita levels. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operational. During 2020, we had significant cash savings due to the suspension of park operations at our properties. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Partnership Park Obligations

We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2020, our share of the distribution will be approximately $33.3 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park’s revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15 to the consolidated financial statements in Item 8 of this Annual Report for additional information.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

Set forth below is certain information regarding our debt, lease and purchase obligations as of December 31, 2020:

(Amounts in thousands)	2021	2022 - 2023	2024 - 2025	2026 and beyond	Total
Long term debt — including current portion (1)	$—	$—	$1,674,490	$979,000	$2,653,490
Interest on long-term debt (2)	156,676	291,419	172,900	46,317	667,312
Operating and finance leases (3)	27,256	45,854	39,245	261,746	374,101
Purchase obligations (4)	87,047	10,755	8,000	108,000	213,802
Total	$270,979	$348,028	$1,894,635	$1,395,063	$3,908,705
(1)	Payments are shown at principal amount. See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further discussion on long-term debt.
(2)	See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2020.
(3)	Does not give effect to cost of living adjustments. Obligations not denominated in U.S. Dollars have been converted based on the exchange rates existing on December 31, 2020.
(4)	Represents obligations as of December 31, 2020 with respect to insurance, inventory, media and advertising commitments, license fees, computer systems and hardware, and new rides and attractions. Of the amount shown for 2021, approximately $35.5 million represents capital items. The amount for the Warner Bros. license fee is an estimate based on the current amount payable under the license agreement, which is subject to periodic adjustments, and is therefore subject to change. Amounts for new rides and attractions are computed as of December 31, 2020 and include estimates of costs needed to complete such improvements that, in certain cases, are not contractually committed at that date. Amounts do not include obligations to employees that cannot be quantified as of December 31, 2020, which are discussed below. Amounts do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations

During the year ended December 31, 2020, we made contributions to our defined benefit pension plan of $1.5 million. During the years ended December 31, 2019 and 2018, we made contributions to our defined benefit pension plan of $6.0 million. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13 to the consolidated financial statements in Item 8 of this Annual Report for more information on our pension benefit plan.

We are currently assessing making a contribution in 2021 to our pension plan based on our operating results during 2021. We plan to contribute to our 401(k) Plan in 2021, and our estimated expense for employee health insurance for 2021 is $17 million.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business." Our insurance premiums and retention levels have remained relatively constant during the three-year period ended December 31, 2020. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We are party to various legal actions arising in the normal course of business. See "Item 3. Legal Proceedings" of this Annual Report and Note 15 to the consolidated financial statements in Item 8 of this Annual Report for information on certain significant litigation.

We may from time to time seek to retire our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on the prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

The vast majority of our capital expenditures in 2021 and beyond are expected to be made on a discretionary basis.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We are in the process of evaluating the impact of this amendment on our consolidated financial statements; however, we do not expect a material impact.

In August 2018, FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact of this amendment on our consolidated financial statements; however, we do not expect a material impact.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Our adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements and related disclosures.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on our operations, cash flows and equity. We do not acquire market risk sensitive instruments for trading purposes or speculative purposes.

In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”). In August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B by exchanging the floating LIBOR rate for a negotiated fixed rate. The term of the June 2019 Swap Agreements begins in June 2019 and expires in June 2023. The term of the August 2019 Swap Agreements begins in August 2019 and expires in August 2024. Upon execution, we designated and documented both swap agreements as cash flow hedges. The swap agreements serve as economic hedges and provide protection against rising interest rates.

In March 2020, we executed a strategy commonly known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements (the “Modified June 2019 Swap Agreement”) that extended the length of one of the June 2019 Swap Agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same overall value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements (the “Unmodified June 2019 Swap Agreements”) did not change. Upon execution, we designated and documented the Modified June 2019 Swap Agreement as a cash flow hedge. The Modified June 2019 Swap Agreement serves as an economic hedge and provides protection against rising interest rates.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged items were no longer probable to occur due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements.

The following is an analysis of the sensitivity of the market value, operations and cash flows of our market risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of December 31, 2020. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

As of December 31, 2020, we had total debt excluding the impact of debt issuance costs and discounts of $2,653.5 million, of which $2,574.5 million represents fixed-rate debt. The remaining $79.0 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $0.8 million. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIX FLAGS ENTERTAINMENT CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ MICHAEL SPANOS
Michael Spanos President and Chief Executive Officer

/s/ SANDEEP REDDY
Sandeep Reddy Executive Vice President and Chief Financial Officer

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 16 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-2, Leases (Topic 842).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated redemption rate used to determine season pass and membership programs deferred revenue

As discussed in Notes 2(l) and 3 to the consolidated financial statements, guests enrolled in the Company’s season pass and membership programs can visit parks an unlimited number of times during the specified period. For such programs, the Company estimates a redemption rate based on the historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognizes a pro-rata portion of the revenue as the guests visit the parks. The Company reviews the estimated redemption rate on an ongoing basis and revises it as necessary throughout the year. As of December 31, 2020, $205 million of deferred revenue was recognized related to the consideration received for season pass, membership programs, and other offerings in excess of redemptions.

We identified the evaluation of the estimated redemption rate used to determine the season pass and membership programs deferred revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assumptions about how future guest attendance patterns may differ from historical attendance patterns due to changes in the parks’ operations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s season pass and membership programs deferred revenue process, including controls related to the development of the estimated redemption rate. We evaluated the impact of park closures and the extension of season pass and membership programs on the estimate of future guest attendance patterns and redemption rates. We assessed outstanding season pass and membership sales utilized by the Company to derive the deferred revenue balance by comparing it to relevant underlying sales documentation. We tested the mathematical accuracy and consistent application of the deferred revenue calculations supporting the recorded deferred revenue account balance.

KPMG LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 25, 2021

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

	As of
	December 31, 2020	December 31, 2019
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$157,760	$174,179
Accounts receivable, net	36,610	108,679
Inventories	39,191	32,951
Prepaid expenses and other current assets	73,179	60,431
Total current assets	306,740	376,240
Property and equipment, net:
Property and equipment, at cost	2,408,690	2,345,283
Accumulated depreciation	(1,157,403)	(1,061,287)
Total property and equipment, net	1,251,287	1,283,996
Other assets:
Right-of-use operating leases, net	196,711	201,128
Debt issuance costs	7,034	3,624
Deposits and other assets	7,103	12,722
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization	344,198	345,212
Total other assets	1,214,664	1,222,304
Total assets	$2,772,691	$2,882,540

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$26,582	$32,904
Accrued compensation, payroll taxes and benefits	22,031	19,556
Accrued insurance reserves	31,060	35,376
Accrued interest payable	60,184	26,128
Other accrued liabilities	93,369	63,019
Deferred revenue	205,125	144,040
Current portion of long-term debt	—	8,000
Short-term lease liabilities	14,054	10,709
Total current liabilities	452,405	339,732
Noncurrent liabilities:
Long-term debt	2,622,641	2,266,884
Long-term lease liabilities	187,432	188,149
Other long-term liabilities	43,553	27,514
Deferred income taxes	101,831	247,121
Total noncurrent liabilities	2,955,457	2,729,668
Total liabilities	3,407,862	3,069,400

Redeemable noncontrolling interests	523,376	529,258

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 85,075,901 and 84,633,845 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	2,126	2,116
Capital in excess of par value	1,089,199	1,066,223
Accumulated deficit	(2,153,368)	(1,709,747)
Accumulated other comprehensive loss	(96,504)	(74,710)
Total stockholders' deficit	(1,158,547)	(716,118)
Total liabilities and stockholders' deficit	$2,772,691	$2,882,540

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

	Year Ended December 31,
(Amounts in thousands, except per share data)	2020	2019	2018
Park admissions	$202,646	$815,782	$810,064
Park food, merchandise and other	126,306	574,440	553,527
Sponsorship, international agreements and accommodations	27,623	97,361	100,116
Total revenues	356,575	1,487,583	1,463,707
Operating expenses (excluding depreciation and amortization shown separately below)	389,726	607,791	574,724
Selling, general and administrative expenses (including stock-based compensation of $19,530 and $13,274 in 2020 and 2019, respectively, and a net reversal of stock-based compensation of $46,684 in 2018, and excluding depreciation and amortization shown separately below)	147,295	199,194	132,168
Costs of products sold	34,119	130,304	121,803
Other net periodic pension benefit	(5,190)	(4,186)	(5,169)
Depreciation	119,159	115,825	113,246
Amortization	1,014	2,405	2,447
Loss on disposal of assets	7,689	2,162	1,879
Interest expense	155,411	114,703	108,034
Interest income	(688)	(1,401)	(791)
Loss on debt extinguishment	6,106	6,484	—
Other expense, net	24,993	2,542	3,508
(Loss) income before income taxes	(523,059)	311,760	411,858
Income tax (benefit) expense	(140,967)	91,942	95,855
Net (loss) income	(382,092)	219,818	316,003
Less: Net income attributable to noncontrolling interests	(41,288)	(40,753)	(40,007)
Net (loss) income attributable to Six Flags Entertainment Corporation	$(423,380)	$179,065	$275,996

Weighted-average common shares outstanding:
Basic:	84,800	84,348	84,100
Diluted:	84,800	84,968	85,445

Net (loss) earnings per average common share outstanding:
Basic:	$(4.99)	$2.12	$3.28
Diluted:	$(4.99)	$2.11	$3.23

Cash dividends declared per common share	$0.25	$3.29	$3.16

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net (loss) income	$(382,092)	$219,818	$316,003
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(4,053)	4,081	1,161
Defined benefit retirement plan (2)	(6,259)	(6,167)	661
Change in cash flow hedging (3)	(11,482)	(1,126)	—
Other comprehensive (loss) income, net of tax	(21,794)	(3,212)	1,822
Comprehensive (loss) income	(403,886)	216,606	317,825
Less: Comprehensive income attributable to noncontrolling interests	(41,288)	(40,753)	(40,007)
Comprehensive (loss) income attributable to Six Flags Entertainment Corporation	$(445,174)	$175,853	$277,818
(1)	Foreign currency translation adjustment is presented net of tax benefit of $1.2 million for the year ended December 31, 2020, and net of tax expense of $1.1 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.
(2)	Defined benefit retirement plan is presented net of tax benefit of $2.1 million for the years ended December 31, 2020 and 2019, and tax expense of $0.2 million for the year ended December 31, 2018.
(3)	Change in cash flow hedging is presented net of tax benefit of $3.8 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2017	84,488,433	$2,112	$1,086,265	$(1,529,608)	$(63,881)	$(505,112)
Cumulative effect adjustment - adoption of ASU 2018-02 and ASU 2014-09	—	—	—	4,557	(9,439)	(4,882)
Balances at January 1, 2018	84,488,433	$2,112	$1,086,265	$(1,525,051)	$(73,320)	$(509,994)
Issuance of common stock	1,264,497	31	41,626	—	—	41,657
Stock-based compensation	—	—	(46,684)	—	—	(46,684)
Dividends declared to common stockholders	—	—	—	(265,755)	—	(265,755)
Repurchase of common stock	(1,827,991)	(45)	(14,341)	(96,604)	—	(110,990)
Employee stock purchase plan	37,243	1	2,047	—	—	2,048
Fresh start valuation adjustment for SFOT units purchased	—	—	—	80	—	80
Change in redemption value of partnership units	—	—	(31,273)	—	—	(31,273)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	275,996	—	275,996
Other comprehensive income, net of tax	—	—	—	—	1,822	1,822
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	622,787	16	17,480	—	—	17,496
Stock-based compensation	—	—	13,274	—	—	13,274
Dividends declared to common stockholders	—	—	—	(277,523)	—	(277,523)
Repurchase of common stock	(882)	—	(52)	—	—	(52)
Employee stock purchase plan	49,758	1	2,130	—	—	2,131
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Change in redemption value of partnership units	—	—	(4,249)	—	—	(4,249)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	179,065	—	179,065
Other comprehensive loss, net of tax	—	—	—	—	(3,212)	(3,212)
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	371,182	8	2,237	—	—	2,245
Stock-based compensation	—	—	19,530	—	—	19,530
Dividends declared to common stockholders	—	—	—	(21,165)	—	(21,165)
Repurchase of common stock	(2,291)	—	(54)	—	—	(54)
Employee stock purchase plan	73,165	2	1,281	—	—	1,283
Fresh start valuation adjustment for SFOG and SFOT units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(423,380)	—	(423,380)
Other comprehensive loss, net of tax	—	—	—	—	(21,794)	(21,794)
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(382,092)	$219,818	$316,003
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	120,173	118,230	115,693
Stock-based compensation	19,530	13,274	(46,684)
Interest accretion on notes payable	1,157	1,310	1,344
Loss on debt extinguishment	6,106	6,484	—
Amortization of debt issuance costs	6,535	3,563	3,979
Other, including loss on disposal of assets	(4,028)	(1,029)	574
Gain on sale of investee	—	(724)	—
Deferred income taxes (benefit) expense	(134,199)	78,386	72,893
Change in accounts receivable	71,654	7,725	(39,193)
Change inventories, prepaid expenses and other current assets	(19,452)	(14,709)	(3,769)
Change in deposits and other assets	5,604	(1,665)	1,633
Change in ROU operating leases	4,477	7,865	—
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	79,075	(15,472)	(13,750)
Change in operating lease liabilities	524	(7,914)	—
Change in accrued interest payable	34,056	(4,569)	4,409
Net cash (used in) provided by operating activities	(190,880)	410,573	413,132

Cash flows from investing activities:
Additions to property and equipment	(100,878)	(143,913)	(135,624)
Property insurance recoveries	2,514	3,737	2,500
Acquisition of park assets, net of cash acquired	—	—	(19,059)
Proceeds from sale of assets	7,470	1,050	71
Net cash used in investing activities	(90,894)	(139,126)	(152,112)

Cash flows from financing activities:
Repayment of borrowings	(526,510)	(802,750)	(274,000)
Proceeds from borrowings	884,000	970,000	356,000
Payment of debt issuance costs	(24,987)	(9,911)	(793)
Payment of cash dividends	(22,499)	(278,951)	(267,044)
Proceeds from issuance of common stock	3,528	19,627	43,705
Stock repurchases	(54)	(52)	(110,990)
Reduction in finance lease liability	(493)	—	—
Purchase of redeemable noncontrolling interest	(4,976)	(217)	(353)
Distributions to noncontrolling interests	(41,288)	(40,753)	(40,007)
Net cash provided by (used in) financing activities	266,721	(143,007)	(293,482)

Effect of exchange rate on cash	(1,366)	1,131	(426)

Net (decrease) increase in cash and cash equivalents	(16,419)	129,571	(32,888)
Cash and cash equivalents at beginning of period	174,179	44,608	77,496
Cash and cash equivalents at end of period	$157,760	$174,179	$44,608

Supplemental cash flow information
Cash paid for interest	$99,239	$114,398	$98,302
Cash paid for income taxes	$5,917	$28,209	$30,009

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

1.	Description of Business

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

COVID-19 Considerations

In response to the COVID-19 pandemic, federal, state and local governments implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. On March 13, 2020, we temporarily suspended operations at all of our theme parks and waterparks due to the COVID-19 pandemic. During 2020, 20 of our 26 parks operated for portions of the season but several of our larger parks could not operate rides. Parks that did operate had capacity and other operating limitations.

We quickly implemented plans to mitigate the impact of the COVID-19 pandemic on our business and ensure the health and safety of our employees and guests. In response to the challenging environment, we focused on the following actions:

●	Implementing immediate cost controls by right-sizing marketing and temporarily reducing salaries of all full-time employees by 25%;
●	Strengthening liquidity through expansion of our revolving credit facility, suspension of testing of certain maintenance covenants in our credit facility, issuance of senior secured notes, and suspension of dividend payments and stock repurchase program;
●	Enhancing financial flexibility by delaying or reducing capital expenses related new ride and attractions;
●	Developing measures to preserve our season pass holders and members;
●	Opening parks as quickly as possible, while following governmental and public health guidelines; and
●	Creating new sources of revenue by introducing animal and holiday drive-thru experiences at many parks.

We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends in 2020 continued to improve throughout the year for the parks that were open. Several of our parks modified their operations by providing drive-through or walk-through experiences for the holiday season, and our parks in Mexico were able to operate for a portion of the fourth quarter. As a result, all of our theme parks and some of its water parks operated in at least some capacity for a portion of the season, albeit pursuant to reduced capacity and other operating limitations. Comparisons of open parks to prior year in the third quarter exclude attendance from Six Flags Discovery Kingdom and Six Flags Great America, as these parks had modified operations with minimal attendance in the third quarter of 2020.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of the financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021 even if our open parks are required to close. In addition to reducing expenses including capital expenditures, in April 2020, we increased the revolving credit

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also, in April, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. In August 2020, we extended the increased revolving credit commitments under the Second Amended and Restated Revolving Loan through December 31, 2022 and extended the suspension of our senior secured leverage ratio financial maintenance covenant through the end of 2021. See Note 3, Long-Term Indebtedness, for more information on these transactions. In connection with the Second Amended and Restated Credit Agreement, we suspended our quarterly dividend payment and stock repurchase program until the earlier December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance.

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results, including the ability to open all of our parks to guests. We will continue to consider near-term exigencies and the long-term financial health of the business as clear steps are taken to mitigate the consequences of the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including additional actions taken to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.

Transformation Plan

Prior to the pandemic, we initiated a transformation plan. The transformation plan consists of five revenue initiatives and three cost initiatives designed to improve our core operational effectiveness and to support our strategy, delivering sustainable value creation over time. Our strategy is to create thrilling, memorable experiences at our regional parks, delivered by a diverse and empowered team, through industry-leading innovation and technology. The strategy is driven by three focus areas: (i) modernizing the guest experience through technology, (ii) continuously improving operational efficiency, and (iii) driving financial excellence. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

Due to the outbreak of the COVID-19 pandemic in early 2020 and the resulting park closures, management redirected its focus on steering us through this crisis, causing a delay in our transformation plan. However, in the latter half of 2020, we made significant progress on each of the initiatives. We closed two satellite offices; reduced our full-time headcount costs; initiated centralized negotiations with several vendors to reduce procurement costs; and piloted a model to optimize park level variable labor. From a revenue perspective, we improved our menu assortment, pricing and merchandizing strategy; developed a new tool to optimize media spending; improved our website; and made progress on our initiative to attract more single day visitors.

Transformation Costs Breakout

Year Ended
December 31, 2020
Amounts included in "Other expense, net"
Consultant costs	$20,460
Employee termination costs	4,362
Amounts included in "Loss on disposal of assets"
Ride / asset write-offs	9,754
Total transformation costs	$34,576

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies
a.	Basis of Presentation

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2020 and 2019.

e.	Inventories

Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a $0.7 million and a $0.4 million allowance for slow moving inventory as of December 31, 2020 and 2019, respectively.

f.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $21.6 million and $22.9 million of spare parts inventory for existing rides and attractions as of December 31, 2020 and 2019. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2020 and 2019, we had $1.6 million and $1.8 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

Advertising and promotions expense was $19.6 million, $69.5 million and $68.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

h.	Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to the Second Amended and Restated Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to the Second Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to debt issuance costs was $6.5 million, $3.6 million and $4.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 8 for further discussion.

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

j.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that, we have one reporting unit at the same level for which Holdings common stock is traded, we believe our market capitalization is the best indicator of our reporting unit’s fair value). We perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

We account for revenue from contracts with customers based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including impact of changes to our season pass and memberships described above. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and products that are not sold on a stand-alone basis are treated as residual.

In connection with the temporary closure of our parks due to COVID-19, we added one additional month of membership privileges for every month a member paid but could not visit their home park. Season pass holders were granted an additional year of admission to the parks due to the COVID-19 pandemic. All 2020 passes now expire at the end of the 2021 season. The membership payments received while parks were temporarily closed due to the pandemic were deferred and will be recognized as revenue when these additional months are utilized at the end of the respective membership periods. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received with the exception of those payments related to the parks that remain temporarily closed due to COVID-19.

As of December 31, 2020, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) unredeemed portions of the membership program and member dining program that will be recognized in 2021, and (iii) pre-sold single-day admissions revenue for the 2020 operating season which now expire at the end of the 2021 season.

Certain contracts with customers, primarily memberships, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers and use residual for any products not sold on a stand-alone basis. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

We have entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded park outside of North America. These agreements consist of a brand licensing agreement, project services agreement, and management services agreement. We treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with the third-party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary throughout the year. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.

m.	Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of December 31, 2020 and 2019, we have recorded an allowance for doubtful accounts of $3.1 million and $8.3 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

In March 2020, we executed a strategy commonly known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements (the “Modified June 2019 Swap Agreement”) that extended the length of one of the June 2019 Swap Agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same overall value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements (the “Unmodified June 2019 Swap Agreements”) did not change. Upon execution, we designated and documented the Modified June 2019 Swap Agreement as a cash flow hedge. The Modified June 2019 Swap Agreement serves as an economic hedge and provides protection against rising interest rates.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged items were no longer probable to occur due to the repayment of the debt. In April 2020, we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $128.2 million and $130.6 million as of December 31, 2020 and 2019, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss, foreign tax credits and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. For the foreseeable future, we project taxable income that will allow for the utilization of all of our federal net operating loss carryforwards.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of December 31, 2020 and 2019, we had no accrued interest and penalties liability.

Because we do not permanently reinvest foreign earnings, United States deferred income taxes have been provided on unremitted foreign earnings to the extent that such foreign earnings are expected to be taxable upon repatriation.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

For global intangible low taxed income ("GILTI") under the Tax Cuts and Jobs Act, we have elected to account for GILTI as a component of tax expense in the period in which we are subject to the rules (the "period cost method").

See Note 11 for further discussion.

q.	(Loss) earnings Per Common Share

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

We or certain of our subsidiaries are a lessee in various noncancelable operating and finance (formerly “capital”) leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”); see below for additional information on recently adopted accounting pronouncements and Note 16 for additional information regarding our leases. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

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

Finance lease ROU assets are presented within “Property and equipment, at cost” and the related lease amortization within “Accumulated depreciation” on our consolidated balance sheets. The current portion of the finance lease liabilities is presented as “Short-term lease liabilities” and the long-term portion is presented separately as “Long-term lease liabilities” on our consolidated balance sheets.

We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a lease term of 12 months or less. We recognize the lease payments associated with short-term leases as an expense on a straight-line basis over the lease term. Variable lease payments associated with short-term leases are recognized and presented in the same manner as for all other leases.

The ROU assets for operating leases may be periodically reduced by impairment losses. We use the long-lived assets impairment guidance to determine whether an ROU asset is impaired and if so, the amount of the impairment loss to recognize. We monitor for events or changes in circumstances that require a reassessment of one of our leases. When a reassessment results in the remeasurement of a lease liability, an adjustment is made to the carrying amount of the corresponding ROU asset unless doing so would reduce the carrying amount of the ROU asset to an amount less than zero. In that case, the amount of the adjustment that would result in a negative ROU asset balance is recorded in our consolidated statements of operations.

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

w.	Recently Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments, (“Topic 326”). The standard requires the immediate recognition of estimated credit losses expected to occur over the life of financial assets rather than the current incurred loss impairment model that recognizes losses when a probable threshold is met. Topic 326 is effective for annual periods beginning after December 15, 2019 and interim periods within those fiscal years. Our adoption of Topic 326 did not have a material impact on our consolidated financial statements and related disclosures.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Our adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements and related disclosures.

x.	Recent Accounting Pronouncements Not Yet Adopted

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. We are in the process of evaluating the impact of this amendment on our consolidated financial statements; however, we do not expect a material impact.

In August 2018, FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. We are in the process of evaluating the impact of this amendment on our consolidated financial statements; however, we do not expect a material impact.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

3.	Revenue

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

The following tables present our revenues disaggregated by contract duration for the years ended December 31, 2020, 2019 and 2018, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Year Ended December 31, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$28,627	$2,431	$20,762	$51,820
Short-term contracts and other (a)	174,019	123,875	6,861	304,755
Total revenues	$202,646	$126,306	$27,623	$356,575

	Year Ended December 31, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$106,233	$20,381	$71,893	$198,507
Short-term contracts and other (a)	709,549	554,059	25,468	1,289,076
Total revenues	$815,782	$574,440	$97,361	$1,487,583

	Year Ended December 31, 2018
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$115,612	$25,383	$71,589	$212,584
Short-term contracts and other (a)	694,452	528,144	28,527	1,251,123
Total revenues	$810,064	$553,527	$100,116	$1,463,707

(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. Due to the COVID-19 pandemic, we have extended all 2020 season passes through the 2021 season. Due to the extension of term on the 2020 season passes, all 2020 season passes have a length greater than one year and are thus considered long-term contracts. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. See Note 1 for additional information on our accounting for performance obligations under these contracts.

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

At January 1, 2019, $100.8 million of unearned revenue associated with outstanding long-term contracts was reported in “Deferred revenue,” and $161.0 million was recognized as revenue for long-term contracts during the year ended December 31, 2019. As of December 31, 2019, the total unearned amount of revenue for remaining long-term contract performance obligations was $85.1 million. At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $51.2 million was recognized as revenue for long-term contracts during the year ended December 31, 2020. As of December 31, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $77.6 million. As of December 31, 2020, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $96.8 million in 2021, $19.2 million in 2022, $9.2 million in 2023 and $1.3 million in 2024 and thereafter.

Short-term Contracts and Other

Our short-term contracts consist primarily of season passes and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from a customer’s purchase of our season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season for a fixed fee. Some membership products include other benefits and discounts for our guests during their visits. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

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

Arrangements with Multiple Performance Obligations

Certain contracts with customers, primarily memberships, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers and use residual for any products not sold on a stand-alone basis. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

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

4.	Property and Equipment

As of December 31, 2020, and 2019, property and equipment was classified as follows:

	December 31,
(Amounts in thousands)	2020	2019
Land	$219,453	$221,616
Land improvements	274,089	264,417
Buildings and improvements	324,943	318,960
Rides and attractions	1,207,029	1,213,543
Equipment and other	383,176	326,747
Property and equipment, at cost	2,408,690	2,345,283
Accumulated depreciation	(1,157,403)	(1,061,287)
Property and equipment, net	$1,251,287	$1,283,996

5.	Goodwill and Intangible Assets

For the year ended December 31, 2020, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is not likely that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of each of December 31, 2020 and 2019, the carrying amount of goodwill was $659.6 million.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019, intangible assets, net consisted of the following:

	As of December 31, 2020
	Weighted-Average
	Remaining
	Amortization Period	Gross	Accumulated	Net
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.5	361	(238)	123

Total intangible assets, net		$344,436	$(238)	$344,198

	As of December 31, 2019
	Weighted-Average
	Remaining
	Amortization Period	Gross	Accumulated	Net
(Amounts in thousands, except years)	(Years)	Carrying Value	Amortization	Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	0.5	24,361	(23,224)	1,137
Other	—	—	—	—

Total intangible assets, net		$368,436	$(23,224)	$345,212

Amortization expense related to finite-lived intangible assets totaled $1.0 million during the year ended December 31, 2020 and $2.4 million for the years ended December 31, 2019 and 2018. During the year we wrote off a fully amortized finite life intangible totaling $24.0 million. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending December 31:
2021	$22
2022	22
2023	22
2024	22
2025	22
2026 and thereafter	13
$123

6.	Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2018	$243,756	$281,515	$525,271
Fresh start accounting fair market value adjustment for purchased units	(45)	—	(45)
Purchases of redeemable units	(217)	—	(217)
Change in redemption value of partnership units	3,250	999	4,249
Net income attributable to noncontrolling interests	20,452	20,301	40,753
Distributions to noncontrolling interests	(20,452)	(20,301)	(40,753)
Balance at December 31, 2019	246,744	282,514	529,258
Fresh start accounting fair market value adjustment for purchased units	(720)	(204)	(924)
Purchases of redeemable units	(3,440)	(1,536)	(4,976)
Change in redemption value of partnership units	11	7	18
Net income attributable to noncontrolling interests	20,634	20,654	41,288
Distributions to noncontrolling interests	(20,634)	(20,654)	(41,288)
Balance at December 31, 2020	$242,595	$280,781	$523,376

See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2020, the redemption value of the noncontrolling partnership units in SFOT and SFOG equaled the carrying values.

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

In March 2020, we executed a strategy commonly known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements that extended the length of one of the June 2019 Swap Agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same overall value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements did not change.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged interest was no longer probable of occurring due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

By utilizing a derivative instrument to hedge our exposure to LIBOR rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or currency exchange rates. We manage the market risk associated with derivative instruments by establishing and monitoring parameters that limit the types and degree of market risk that we may undertake. We hold and issue derivative instruments for risk management purposes only and do not utilize derivatives for trading or speculative purposes.

We record derivative instruments at fair value on our consolidated balance sheets. When in qualifying relationships, the gains and losses on cash flow designated derivatives are deferred in accumulated other comprehensive loss (“AOCL”) and are reclassified to interest expense when the forecasted transaction takes place. The fair value of derivatives that are not designated as hedging instruments are recorded directly to “interest expense”. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in deposits and other assets and other long-term liabilities, respectively.

Our derivatives are measured on a recurring basis using Level 2 inputs and the income approach. The fair value measurements of our derivatives are based on quoted prices and other inputs that are observable.

Derivative assets recorded at fair value in our consolidated balance sheets as of December 31, 2020 and 2019, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	December 31, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$—	$485
Interest Rate Swap Agreements — Noncurrent	—	1,440
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	877	—
Interest Rate Swap Agreements - Noncurrent	585	—
	$1,462	$1,925

Derivative liabilities recorded at fair value in our consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	December 31, 2020	December 31, 2019
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$(5,251)	$(788)
Interest Rate Swap Agreements — Noncurrent	(11,633)	(2,667)
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements - Current	(4,875)	—
Interest Rate Swap Agreements - Noncurrent	(9,032)	—
	$(30,791)	$(3,455)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.6 million were presented in “Interest expense” in the consolidated statement of operations for the year ended December 31, 2020.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the consolidated statement of operations for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Loss			Loss Reclassified from
	Recognized in AOCL			AOCL into Operations
(Amounts in thousands)	2020	2019	2018	2020	2019	2018
Interest Rate Swap Agreements	$(33,902)	$(484)	$—	$(3,685)	$1,046	$—
Total	$(33,902)	$(484)	$—	$(3,685)	$1,046	$—

As of December 31, 2020, we expect to reclassify net losses of $5.3 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

During the year ended December 31, 2020, we recognized in AOCL a loss of $33.9 million related to our swap agreements. This loss was caused by a decrease in both current interest rates, the interest rate forward curve and the expectation of future payment by us to our hedging counterparties based on current assumptions of the market. Upon de-designation of the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement, we reclassified $14.9 million from accumulated other comprehensive loss to interest expense in the consolidated statement of operations.

8.	Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of December 31, 2020, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

On April 17, 2019, we amended and restated the 2015 Credit Facility (as previously amended). The Second Amended and Restated Credit Facility was comprised of the $350.0 million Second Amended and Restated Revolving Loan and the $800.0 million Second Amended and Restated Term Loan B. In connection with entering into the Second Amended and Restated Credit Facility, we repaid the amounts outstanding on the 2015 Revolving Loan and the outstanding 2015 Term Loan B and we recognized a loss on debt extinguishment of $6.2 million. The remaining proceeds from the Second Amended and Restated Credit Facility were used for general corporate purposes, including payment of refinancing fees. We capitalized $8.9 million of debt issuance costs directly associated with the issuance of the Second Amended and Restated Credit Facility.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (discussed below). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. We recognized a loss on debt extinguishment of $5.1 million related to the transaction.

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

As of December 31, 2020 and 2019, no amounts were outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million and $20.8 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2020, the Second Amended and Restated Revolving Loan unused commitment fee was 0.30%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of December 31, 2020 and 2019, $479.0 million and $796.0 million, respectively, was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. In June 2019, we entered into the June 2019 Swap Agreements to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into the August 2019 Swap Agreements to further mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. See Note 7 for further discussion of interest rate swaps. As of December 31, 2020 and 2019, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.01% and 3.48%, respectively. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

On April 13, 2017, Holdings issued an additional $700.0 million of 4.875% Senior Notes due July 31, 2024 (the "2024 Notes Add-on"). We capitalized $3.9 million of debt issuance costs directly associated with the issuance of the 2024 Notes Add-on. Interest payments of $24.4 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year, with the exception of the first payment for the 2024 Notes on January 31, 2017, which was $9.1 million.

On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due April 15, 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes.

During March of 2020, we prepaid $50.5 million of the outstanding 2024 Notes principal, reducing the outstanding amount to $949.5 million. We recognized a loss on debt extinguishment of $1.0 million. Interest payments of $23.1 million for the 2024 Notes and the 2024 Notes Add-on are due semi-annually on January 31 and July 31 of each year.

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and which are discussed in Note 7, Derivative Financial Instruments, were de-designated. Consistent with policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements designed to economically offset the impact of the de-designated swap agreements. Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year, with the exception of January 1, 2021, which included the interest from April 22, 2020 through July 1, 2020 and totaled $35.1 million.

The 2024 Notes, the 2024 Notes Add-on, 2025 Notes and the 2027 Notes are guaranteed by the Loan Parties. The 2024 Notes, the 2024 Notes Add-on, 2025 Notes and the 2027 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, the 2024 Notes Add-on, 2025 Notes and the 2027 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Total Indebtedness Summary

As of December 31, 2020 and 2019, total debt consisted of the following:

	As of
(Amounts in thousands)	December 31, 2020	December 31, 2019
Second Amended and Restated Term Loan B	$479,000	$796,000
2024 Notes	949,490	1,000,000
2025 Notes	725,000	—
2027 Notes	500,000	500,000
Net discount	(4,357)	(6,535)
Deferred financing costs	(26,492)	(14,581)
Total debt	$2,622,641	$2,274,884
Less current portion of long-term debt	—	(8,000)
Total long-term debt	$2,622,641	$2,266,884

As of December 31, 2020, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending December 31:
2021	—
2022	—
2023	—
2024	949,490
2025	725,000
2026 and thereafter	979,000
$2,653,490

Fair-Value of Long-Term Indebtedness

As of December 31, 2020 and December 31, 2019, the fair value of our long-term debt was $2,693.3 million and $2,348.9 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

9.	Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised the following for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Park	$80,027	$131,619	$129,335
Corporate	67,268	67,575	2,833
Total selling, general and administrative expenses	$147,295	$199,194	$132,168

Corporate, selling, general and administrative expense includes stock-based compensation of $19.5 million and $13.3 million for the years ended December 31, 2020 and 2019, respectively, and a reversal of stock-based compensation expense of $46.7 million for the year ended December 31, 2018.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

During the years ended December 31, 2020, 2019 and 2018 we recognized stock-based compensation expense related to the Long-Term Incentive Plan, excluding amounts related to our 2017 Performance Award (as defined below), of $19.1 million, $13.0 million and $15.5 million, respectively.

As of December 31, 2020, options to purchase approximately 4,797,000 shares of common stock of Holdings and approximately 1,581,000 shares of restricted stock or restricted stock units were outstanding under the Long-Term Incentive Plan and approximately 4,375,000 shares were available for future grant.

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

The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2020, 2019 and 2018:

	December 31, 2020		December 31, 2019		December 31, 2018
	CEO	Employees	CEO	Employees	CEO	Employees
Risk-free interest rate	—	1.60%	1.59%	1.42%	2.52%	2.67%
Expected life (in years)	—	3.67	3.67	3.67	3.85	3.68
Expected volatility	—	28.38%	28.62%	26.96%	23.20%	22.51%
Expected dividend yield	—	7.18%	6.47%	6.12%	4.67%	4.54%

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes stock option activity for the year ended December 31, 2020:

		Weighted Avg.	Weighted Avg.
		Exercise Price	Remaining	Aggregate
		Per Share	Contractual	Intrinsic Value
(Amounts in thousands, expect per share and term data)	Shares	($)	Term	($)
Balance at December 31, 2019	6,408	$52.42
Granted	9	$44.73
Exercised	(127)	$17.64
Canceled or exchanged	(1,061)	$53.50
Forfeited	(432)	$59.85
Expired	—	$—
Balance at December 31, 2020	4,797	$52.42	6.27	$2,569
Vested and expected to vest at December 31, 2020	4,679	$52.23	6.22	$2,569
Options exercisable at December 31, 2020	2,993	$49.30	5.08	$2,569

The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2020	2019	2018
Weighted average grant date fair value per share of options granted	$4.85	$6.38	$8.01
Total intrinsic value of options exercised	$1,275	$7,130	$31,822
Total fair value of vested options	$7,369	$10,253	$8,446
Total cash received from the exercise of stock options	$2,235	$17,495	$41,658

As of December 31, 2020, there was $5.6 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 2.43 years.

Stock, Restricted Stock and Restricted Stock Units

Stock, restricted stock and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of Holdings’ Board of Directors. Generally, the unvested portion of restricted stock and restricted stock unit awards is forfeited upon termination of employment. The fair value of stock, restricted stock and restricted stock unit awards on the date of grant is expensed on a straight-line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

During the year ended December 31, 2014, a performance award was established based on our goal to achieve Modified EBITDA of $600 million by 2017 (the "2017 Performance Award"). "Modified EBITDA” is defined as our consolidated income from continuing operations: excluding the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. We did not achieve the 2017 Performance Award goal and thus all previously recognized stock-based compensation associated with this award was reversed.

During the year ended December 31, 2016, a performance award was established based on our goal to achieve Modified EBITDA of $750 million by 2020 (the "2020 Performance Award"). The aggregate payout under the performance award to key employees if the target was achieved in 2020 would have been 1,025,000 shares plus associated Dividend Equivalent Rights (“DERs”). The 2020 Performance Award was not achieved in 2020 and we believe that achievement in 2021, which provides for issuance of one-half of the target award, is highly unlikely and thus no expense has been recognized.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2020:

		Weighted
		Average Grant
		Date Fair Value
		Per Share
(Amounts in thousands, except per share amounts)	Shares	($)
Non-vested balance at December 31, 2019	62	$48.29
Granted	1,569	$18.86
Vested	(50)	$40.19
Forfeited	(121)	$19.01
Canceled	—	$—
Non-vested balance at December 31, 2020	1,460	$19.37

The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Amounts in thousands, expect per share data)	2020	2019	2018
Weighted average grant date fair value per share of stock awards granted	$18.86	$48.29	$63.80
Total grant date fair value of stock awards granted	$29,597	$3,007	$4,185
Total fair value of vested stock awards	$2,011	$1,027	$3,888

There was $17.6 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2020, that is expected to be recognized over a weighted-average period of 2.36 years.

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

During each of the years ended December 31, 2020, 2019 and 2018, approximately 7,000 DSUs, 4,000 DSUs and 3,000 DSUs were granted, respectively, at a weighted-average grant date fair value of $31.43, $50.12 and $57.04 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million for the years ended December 31, 2020, 2019 and 2018.

As of December 31, 2020, there was no unrecognized compensation expense related to the outstanding DSUs.

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

Holdings’ Board of Directors granted approximately 2.0 million and 1.5 million additional options to the majority of our full-time employees as well as DERs in connection with such options during the years ended December 31, 2019 and 2018, respectively. Exclusive of stock-based compensation recognized for the DER grants associated with the 2017 Performance Award discussed above, we recorded stock-based compensation for DER grants of $0.3 million, $5.0 million and $5.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Employee Stock Purchase Plan

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. No more than 2,000,000 shares of common stock of Holdings may be issued pursuant to the ESPP. Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2020, we had 1,579,000 shares available for purchase pursuant to the ESPP.

Stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of December 31, 2020 and 2019, no purchase rights were outstanding under the ESPP.

Stock-based compensation consisted of the following amounts for the years ended December 31, 2020, 2019 and 2018. We present separately the reversal of previously recorded stock-based compensation related to the 2017 Performance Award from our Long-Term Incentive Plan and Employee Stock Purchase Plan.

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Long-Term Incentive Plan
Options and other	$19,078	$13,037	$15,543
Performance awards	—	—	(62,512)
Employee Stock Purchase Plan	452	237	285
Total Stock-Based Compensation	$19,530	$13,274	$(46,684)

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

11.	Income Taxes

The following table summarizes the domestic and foreign components of our income (loss) before income taxes for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Domestic	$(487,594)	$297,752	$383,875
Foreign	(35,464)	14,008	27,983
(Loss) income before income taxes	$(523,059)	$311,760	$411,858

The following table summarizes the components of income tax (benefit) expense for the years ended December 31, 2020, 2019 and 2018:

(Amounts in thousands)	Current	Deferred	Total
2020:
U.S. federal	$(3,530)	$(99,976)	$(103,506)
Foreign	—	(7,642)	(7,642)
State and local	(3,239)	(26,580)	(29,819)
Income tax (benefit) expense	$(6,769)	$(134,199)	$(140,967)
2019:
U.S. federal	$(2,960)	$67,975	$65,015
Foreign	5,812	1,169	6,981
State and local	10,704	9,242	19,946
Income tax expense	$13,556	$78,386	$91,942
2018:
U.S. federal	$(58)	$65,976	$65,918
Foreign	11,752	626	12,378
State and local	11,268	6,291	17,559
Income tax expense	$22,962	$72,893	$95,855

Recorded income tax (benefit) expense differed from amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to (loss) income before income taxes as a result of the following:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Computed "expected" federal income tax (benefit) expense	$(109,842)	$65,470	$86,490
Effect of noncontrolling interest income distribution	(8,671)	(8,558)	(8,401)
Change in valuation allowance	(2,482)	15,469	1,663
Effect of state and local income taxes, net of federal tax benefit	(14,356)	18,622	12,980
Deductible compensation in excess of book	773	(2,029)	(5,392)
Nondeductible compensation	951	635	1,167
Effect of foreign income taxes	(4,072)	2,084	4,544
Effect of foreign earnings earned and remitted in the same year	—	(302)	2,317
Effect of foreign tax credits	(528)	(407)	(996)
Other, net	(2,740)	958	1,483
Income tax (benefit) expense	$(140,967)	$91,942	$95,855

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and as few as 1 year for tax reporting purposes when 100% bonus depreciation is elected) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of December 31, 2020 and 2019:

	December 31,
(Amounts in thousands)	2020	2019
Deferred tax assets	$326,023	$191,349
Less: Valuation allowance	128,159	130,641
Net deferred tax assets	197,864	60,708
Deferred tax liabilities	299,695	307,829
Net deferred tax liability	$101,831	$247,121

	December 31,
(Amounts in thousands)	2020	2019
Deferred tax assets:
Federal net operating loss carryforwards	$115,168	$12,615
State net operating loss carryforwards	118,063	107,303
Deferred compensation	9,307	8,240
Foreign tax credits	21,367	20,469
Alternative minimum tax credits	—	3,296
Accrued insurance, pension liability and other	62,118	39,426
Total deferred tax assets	$326,023	$191,349

Deferred tax liabilities:
Property and equipment	$220,927	$226,872
Intangible assets and other	78,768	80,957
Total deferred tax liabilities	$299,695	$307,829

As of December 31, 2020, we had approximately $0.6 billion and $6.3 billion of net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $21.4 million expire between 2021 and 2027. We have a valuation allowance of $128.2 million and $130.6 million as of December 31, 2020 and 2019, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. We analyze our ability to use our foreign tax credits based on our most probable outcome for future foreign sourced income. Based on that analysis, we have determined it is not more likely than not that some of our foreign tax credits will not be fully utilized and have established a valuation allowance of approximately $18.0 million at December 31, 2020. The remainder of our valuation allowance at December 31, 2020 and 2019 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.

Our unrecognized tax benefit as of each of December 31, 2020 and 2019 was $25.4 million and $25.7 million, respectively. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company’s NOL position, we have not accrued any penalties and interest.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

12.	Preferred Stock, Common Stock and Other Stockholders’ Equity

Common Stock

As of December 31, 2020, the number of authorized shares of common stock was 280,000,000, of which 85,075,901 shares were outstanding, 4,375,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,579,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 19, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

During the years ended December 31, 2020, 2019 and 2018, Holdings’ Board of Directors declared and paid quarterly cash dividends per share of common stock as follows:

Dividends
Paid
Per Share
2020:
First Quarter	$0.25
2019:
Fourth Quarter	$0.83
Third Quarter	$0.82
Second Quarter	$0.82
First Quarter	$0.82
2018:
Fourth Quarter	$0.82
Third Quarter	$0.78
Second Quarter	$0.78
First Quarter	$0.78

Preferred Stock

As of December 31, 2020, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings’ Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’ common stock. If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control.

Shareholder Rights Plan

On March 31, 2020, Holdings announced that its Board of Directors declared a dividend of one preferred share purchase right (a “Right”) payable on April 10, 2020, for each share of common stock to the shareholders of record on that date. In connection with the Rights, Holdings and Computershare Trust Company, N.A., as rights agent, entered into a Rights Agreement, dated as of March 31, 2020 (the “Rights Agreement”). Each Right entitles the registered holder to purchase from Holdings one one-thousandth of a Series B Junior Preferred Stock, par value $1.00 per share (the “Preferred Shares”), of Holdings at a price of $75.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Subject to certain exceptions, if a person or group acquires more than 10% of Holdings’ outstanding common stock, the Rights will become exercisable for common stock having a value equal to two times the exercise price of the Right. The Rights are in all respects subject to and governed by the provisions of the Rights

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Agreement. The Rights Plan has a one-year term, expiring on March 30, 2021. The Rights Plan may also be terminated, or the rights may be redeemed, prior to the scheduled expiration of the Rights Plan under certain other circumstances.

Accumulated Other Comprehensive Loss

The balances for each component of accumulated other comprehensive loss are as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balance as of December 31, 2017	$(28,822)	$—	$(41,959)	$6,900	$(63,881)
Net current period change	1,470	—	167	(351)	1,286
Amounts reclassified from AOCL	—	—	721	(185)	536
Effects of Adoption of ASU 2018-02	—	—	—	(9,439)	(9,439)
Balance as of December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)
Net current period change	5,168	(484)	(9,006)	1,283	(3,039)
Amounts reclassified from AOCL	—	(1,046)	795	78	(173)
Balances at December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(5,228)	(33,902)	(9,345)	11,968	(36,507)
Amounts reclassified from AOCL	—	3,685	985	(1,165)	3,505
Amounts reclassified due to de-designation	—	14,928	—	(3,720)	11,208
Balances at December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)

The Company had the following reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2020, 2019 and 2018:

		Amount of Reclassification from AOCL
		Year Ended December 31,
Component of AOCL	Location of Reclassification into Income	2020	2019	2018
Amortization of loss on interest rate hedge	Interest expense	$3,685	$(1,046)	$—
	Income tax benefit	(917)	276	—
	Net of tax	$2,768	$(770)	$—

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$985	$795	$721
	Income tax expense	(248)	(198)	(185)
	Net of tax	$737	$597	$536

Total reclassifications		$3,505	$(173)	$536

13.	Pension Benefits

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits.

Obligations and Funded Status

The following table sets forth the change in our benefit plan obligation and fair value of plan assets:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Change in benefit obligation:
Beginning balance	$221,458	$201,752	$218,746
Interest cost	6,431	7,993	7,386
Actuarial loss (gain)	18,243	25,632	(16,324)
Benefits paid	(9,006)	(13,919)	(8,056)
Benefit obligation at end of period	$237,126	$221,458	$201,752

Change in fair value of plan assets:
Beginning balance	$205,463	$184,758	$190,534
Actual return on assets	21,987	29,815	(2,497)
Employer contributions	1,500	6,000	6,000
Administrative fees	(9,006)	(13,918)	(1,223)
Benefits paid	(1,171)	(1,192)	(8,056)
Fair value of plan assets at end of period	$218,773	$205,463	$184,758

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2020 and 2019, the SFTP Benefit Plan’s projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $18.4 million and $16.0 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets. Other net periodic pension benefit is disclosed within the consolidated statement of operations due to the adoption of ASU 2017-07.

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	December 31,
	2020	2019
Discount rate	2.20%	3.00%
Rate of compensation increase	N/A	N/A

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Net periodic benefit cost and other comprehensive income (loss)

The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net periodic benefit cost:
Service cost	$1,200	$1,300	$1,300
Interest cost	6,431	7,993	7,386
Expected return on plan assets	(13,119)	(13,296)	(13,737)
Amortization of net actuarial loss	985	795	721
Total net periodic benefit	$(4,503)	$(3,208)	$(4,330)

Other comprehensive income:
Current year actuarial (gain) loss	$(9,345)	$(9,006)	$167
Recognized net actuarial loss	985	795	721
Total other comprehensive (gain) loss	$(8,360)	$(8,211)	$888

As of December 31, 2020 and 2019, we have recorded $64.6 million (net of tax expense of $7.0 million) and $56.1 million (net of tax expense of $6.8 million), respectively, in accumulated other comprehensive loss in our consolidated balance sheets.

We anticipate that $1.4 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2021.

The weighted average assumptions used to determine net costs are as follows:

	Year Ended December 31,
	2020	2019	2018
Discount rate	3.00%	4.05%	3.45%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	6.50%	7.25%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	25.70	26.87	27.77

The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 AA high grade bonds are considered when selecting the discount rate.

The return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the SFTP Benefit Plan’s past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the SFTP Benefit Plan could achieve a 6.50% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the SFTP Benefit Plan’s policy of monitoring manager performance.

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

Plan Assets

The target allocations for plan assets are 4% domestic equity securities, 63% fixed income securities, 19% international equity securities, and 14% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$8,065	$8,065	$—	$—
International Equity (b)	42,178	42,178	—	—
Fixed Income:
Long Duration Fixed Income (c)	138,399	138,399	—	—
Alternatives:
Other Investments (f)	30,131	—	—	—
Fair Value of Plan Assets	$218,773	$188,642	$—	$—

	Fair Value Measurements as of December 31, 2019
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$6,844	$6,844	$—	$—
International Equity (b)	35,962	35,962	—	—
Fixed Income:
Long Duration Fixed Income (c)	133,592	133,592	—	—
High Yield (d)	—	—	—	—
Emerging Markets Debt (e)	—	—	—	—
Alternatives:
Other Investments (f)	29,065	—	—	—
Fair Value of Plan Assets	$205,463	$176,398	$—	$—
(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

(b)	This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.
(c)	The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.
(d)	The high yield portion of the fixed income portfolio consists of mutual funds invested primarily in fixed income securities that are rated below investment grade. The mutual funds are actively traded on the registered exchanges.
(e)	The emerging debt portion of the portfolio consists of mutual funds primarily invested in the debt securities of government, government-related and corporate issuers in emerging market countries and of entities organized to restructure outstanding debt of such issuers. The mutual funds are actively traded on the registered exchanges.
(f)	Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 or 90 day period redemption notice.

Expected Cash Flows

The following table summarizes expected employer contributions and future benefit payments:

(Amounts in thousands)
Expected contributions to plan trusts
2021	$—
Total expected contributions	$—

Expected benefit payments:
2021	$10,578
2022	11,072
2023	11,407
2024	11,709
2025	11,958
2026 through 2030	60,744
Total expected benefit payments	$117,468

14.	(Loss) Earnings Per Common Share

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018, the computation of diluted earnings per common share included the effect of 0.6 million and 1.3 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2020, 2019 and 2018, the computation of diluted (loss) earnings per common share excluded the effect of 6.3 million, 3.5 million and 0.7 million antidilutive stock options and restricted stock units, respectively. (Loss) earnings per common share for the years ended December 31, 2020, 2019 and 2018 was calculated as follows:

	For the year ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	$(423,380)	$179,065	$275,996

Weighted-average common shares outstanding—basic	84,800	84,348	84,100
Effect of dilutive stock options and restricted stock units	—	620	1,345
Weighted-average common shares outstanding—diluted	84,800	84,968	85,445

(Loss) earnings per share—basic	$(4.99)	$2.12	$3.28
(Loss) earnings per share—diluted	$(4.99)	$2.11	$3.23

15.	Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of December 31, 2020, our share of the distribution will be approximately $33.3 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of December 31, 2020 is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of December 31, 2020, we owned approximately 31.4% and 53.9% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2020 annual offer, we purchased 0.375 units from the Georgia partnership for approximately $1.5 million and 1.5675 units from the Texas partnership for approximately $3.4 million in May 2020. Pursuant to the 2019 annual offer, we did not purchase any units from the Georgia partnership and we purchased 0.1 units from the Texas partnership for approximately $0.2 million in May 2019. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2021 at both parks aggregates to approximately $523.4 million, representing approximately 68.6% of the outstanding units of SFOG and 46.1% of the outstanding units of SFOT. The $350.0 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.

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

We incurred $9.1 million of capital expenditures at these parks during the 2020 season and intend to incur approximately $10.2 million of capital expenditures at these parks for the 2021 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks used approximately $8.4 million of cash in 2020 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of December 31, 2020 and 2019, we had total loans receivable outstanding of $288.3 million and $239.3 million, respectively, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

License Agreements

We are party to a license agreement pursuant to which we have the exclusive right on a long-term basis to theme park use in the United States and Canada (excluding the Las Vegas, Nevada metropolitan area) of all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license for such use. The term of the agreement expires in 2053. The license fee is payable on a per-theme park basis, and is subject to CPI increases and scheduled adjustments, including periodic market resets.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2021. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Capital Expenditures

We plan to strategically reinvest in our properties to improve the guest experience.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Litigation

Privacy Class Action Lawsuits

On January 7, 2016, a putative class action complaint was filed against Holdings in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. We intend to continue to vigorously defend ourselves against this litigation. The amount we have recorded is based on our estimate of the probable outcome of this litigation.

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. On October 20, 2020, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, and preliminary approval was granted by the court on December 3, 2020. All four lawsuits are stayed pending final approval of the settlement by the court.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint, which motion was fully briefed as of September 16, 2020 and remains pending. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint, which motion was fully briefed as of October 23, 2020 and remains pending. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Deriv. Litig., No. 096-

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

320958-20 (Tex. Dist. Ct., Tarrant Cty.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

Wage and Hour Class Action Lawsuits

On March 8, 2016, certain plaintiffs filed a complaint against one of our subsidiaries in the Superior Court of Massachusetts, Suffolk County, on behalf of a purported class of current and former employees of Six Flags New England. The complaint alleges violations of Massachusetts law governing employee overtime and rest breaks, and seeks damages in the form of unpaid wages for overtime and meal breaks and related penalties. On November 12, 2020, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and preliminary approval was granted by the court on December 3, 2020.

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages, and related penalties, and attorneys’ fees and costs. Following mediation on November 30, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

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

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks all applicable statutory penalties and attorneys’ fees and costs. Following mediation on January 13, 2021, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

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

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Tax and other contingencies

As of December 31, 2020 and 2019, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

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

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 45 years, some of which include an option to extend the underlying leases for up to 20 years, and some of which include an option to terminate the underlying lease within one year. For our noncancelable operating leases with such options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the year ended December 31, 2020 are as follows:

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Finance Lease Expense
Amortization of ROU assets	$248	$—
Interest on lease liabilities	31	—
Operating lease cost	24,166	24,890
Short-term lease cost	5,804	6,925
Variable lease cost	4,816	5,979
Total lease cost	$35,065	$37,794

Lease costs for the year ended December 31, 2020 and 2019 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease. Rental expense for operating leases during the year ended December 31, 2018 was $29.3 million.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Other information related to leases for the year ended December 31, 2020 and 2019 is as follows:

	Year Ended
(Amounts in thousands, except for lease term and discount rate)	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$18,870	$24,140
Financing cash flows for finance leases	490	—
Operating cash flows from finance leases	31	—
Operating Leases
ROU assets obtained in exchange for lease liabilities	7,774	4,808
Finance Leases
ROU assets obtained in exchange for lease liabilities	2,428	—

Additional information related to our operating leases for the year ended December 31, 2020 is as follows:

Weighted average remaining lease term (in years)	18.83
Weighted average discount rate	6.95%

Additional information related to our finance leases for the year ended December 31, 2020 is as follows:

Weighted average remaining lease term (in years)	3.59
Weighted average discount rate	3.81%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands)	December 31, 2020	December 31, 2019
Operating Leases
Right of use assets, net	$196,711	$201,128

Short-term lease liabilities	13,727	10,709
Long-term lease liabilities	185,823	188,149
Total operating lease obligation	$199,550	$198,858

Finance Leases
Property and equipment, at cost	$2,428	$—
Accumulated depreciation	(248)	—
Total property and equipment, net	$2,180	$—

Short-term lease liabilities	$327	$—
Long-term lease liabilities	1,609	—
Total finance lease obligation	$1,936	$—

Maturities of noncancelable operating and finance lease liabilities under Topic 842 as of December 31, 2020 are summarized in the table below.

(Amounts in thousands)	As of December 31, 2020
	Finance Leases	Operating Leases
2021	$397	$26,859
2022	651	22,326
2023	651	22,225
2024	384	20,473
2025	—	18,388
Thereafter	—	261,746
Total	$2,083	$372,017
Less: present value discount	(147)	(172,467)
Lease liability	$1,936	$199,550

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

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

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net (loss) income	$(382,092)	$219,818	$316,003
Interest expense, net	154,723	113,302	107,243
Income tax (benefit) expense	(140,967)	91,942	95,855
Depreciation and amortization	120,173	118,230	115,693
Corporate expenses (excluding stock-based compensation)	47,732	54,301	48,679
Stock-based compensation	19,530	13,274	(46,684)
Non-operating park level expense, net:
Loss on disposal of assets	7,689	2,162	1,879
Loss on debt extinguishment, net	6,106	6,484	—
Other expense, net	24,993	2,542	3,508
Park EBITDA	$(142,113)	$622,055	$642,176

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, intangible assets and right-of-use assets), revenues and (loss) income before income taxes by domestic and foreign categories as of or for the years ended December 31, 2020, 2019 and 2018:

	Domestic	Foreign	Total
As of or for the year ended December 31, 2020
Long-lived assets	$2,317,009	$134,805	$2,451,814
Revenues	334,713	21,862	356,575
Loss before income taxes	(487,594)	(35,464)	(523,059)
As of or for the year ended December 31, 2019
Long-lived assets	$2,347,578	$142,376	$2,489,954
Revenues	1,370,367	117,216	1,487,583
Income before income taxes	297,752	14,008	311,760
As of or for the year ended December 31, 2018
Long-lived assets	$2,160,970	$101,359	$2,262,329
Revenues	1,335,787	127,920	1,463,707
Income before income taxes	383,875	27,983	411,858

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

18.	Quarterly Financial Information (Unaudited)

Following is a summary of the unaudited interim results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	First	Second	Third	Fourth
(Amounts in thousands)	Quarter	Quarter	Quarter	Quarter
Total revenue	$102,503	$19,143	$126,327	$108,602
(Loss) before income taxes	(106,595)	(171,911)	(131,771)	(112,782)
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(84,546)	(136,894)	(116,172)	(85,768)
Net (loss) income per weighted average common share outstanding:
Basic	$(1.00)	$(1.62)	$(1.37)	$(1.00)
Diluted	(1.00)	(1.62)	(1.37)	(1.00)

	Year Ended December 31, 2019
	First	Second	Third	Fourth
(Amounts in thousands)	Quarter	Quarter	Quarter	Quarter
Total revenue	$128,193	$477,210	$621,180	$261,000
(Loss) income before income taxes	(93,789)	133,571	261,835	10,143
Net (loss) income attributable to Six Flags Entertainment Corporation common stockholders	(69,132)	79,519	179,833	(11,155)
Net (loss) income per weighted average common share outstanding:
Basic	$(0.82)	$0.94	$2.13	$(0.13)
Diluted	(0.82)	0.94	2.11	(0.13)

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2020, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.

SIX FLAGS ENTERTAINMENT CORPORATION

Notes to Consolidated Financial Statements

Attestation Report of Registered Public Accounting Firm

KPMG LLP’s Attestation Report included in Item 8 of this Annual Report is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2020

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

The Six Flags Entertainment Corporation Supplemental 401(k) Plan was amended and restated effective January 1, 2021 including to eliminate a fixed employer contribution rate. The Six Flags Entertainment Corporation Amended and Restated Supplemental 401(k) Plan is attached as an exhibit to this Annual Report.

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, our codes of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in our Proxy Statement for our 2021 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended December 31, 2020 (the "2021 Proxy Statement").

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled "2020 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance," “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" in the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2021 Proxy Statement.

Equity Compensation Plan Information

The following table contains information as of December 31, 2020 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

	(a)		(b)		(c)
	Number of securities		Weighted-average		Number of securities
	to be		exercise price of		remaining available
	issued upon exercise		outstanding		for future issuance
	of outstanding options,		options, warrants		under equity
Plan Category	warrants and rights		and rights		compensation plans
Equity compensation plans approved by security holders	4,797,000	(1)	$52.42	(2)	5,954,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	4,797,000		$52.42		5,954,000
(1)	Excludes restricted stock units outstanding under the Company’s Long-Term Incentive Plan and rights outstanding under the Company’s Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company’s Employee Stock Purchase Plan.
(2)	The determination of the weighted-average exercise price excludes outstanding rights under the Company’s Employee Stock Purchase Plan and restricted stock units under the Company’s Long-Term Incentive Plan.
(3)	Consists of 4,375,000 shares reserved for issuance under the Company’s Employee Stock Purchase Plan and 5,954,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related, and Tax Fees" in the 2021 Proxy Statement.

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
3.1

Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2020.

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

4.3	Form of 5.25% Senior Notes due 2021—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 21, 2012.
4.4

Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.5	Form of 4.875% Senior Notes due 2024—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.
4.6

Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.7	Form of 5.500% Senior Notes due 2027—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.
4.8

Rights Agreement, dated March 31, 2020, by and between Six Flags Entertainment Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on March 31, 2020

4.9

Indenture, dated as of April 22, 2020, by and among Six Flags Theme Parks Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

4.10		Form of 7.000% Senior Secured Notes due 2025—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.
4.11	*	Description of Securities.
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

10.9	†*	Form of Indemnity Agreement
10.10	†*	Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan
10.11	†

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

10.13	†

Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.

10.14	†

Employment Agreement, dated November 29, 2010, by and between Brett Petit and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 7, 2010.

10.15	†

Transition and Retirement Agreement, dated as of November 15, 2019, by and between Lance Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2019.

10.16	†*	Director Deferral Election.
10.17	†

Form of Amendment to Employment Agreement by and between Six Flags Entertainment Corporation and Certain Executives—Walter S. Hawrylak and Brett Petit—incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2012.

10.18	†*	Six Flags Entertainment Corporation Amended and Restated Supplemental 401(k) Plan.
10.19	†

Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.20	†

Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2014.

10.21	†

Employment Agreement, dated as of February 18, 2016, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.49 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2015.

10.22	†	List of Project 750 Awards—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.23	†	Project 750 Program Overview—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 28, 2016.
10.24	†	Form of Project 750 Program Award Agreement—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 26, 2016.
10.25	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.
10.26

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

10.27	†

Employment Agreement, dated as of November 17, 2017, by and between Kathy Aslin and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.59 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) filed on February 20, 2018.

10.28

$1,150,000,000 Second Amended and Restated Credit Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass Bank, HSBC Bank USA, National Association and PNC Bank, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Bank USA, National Association, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.29

Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.30

First Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020.

10.31

Replacement Revolving Facility Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020.

10.32

Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 22, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

10.33

Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 26, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 26, 2020.

10.34

Consent to Second Amended and Restated Credit Agreement, dated as of December 28, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto─incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 28, 2020.

10.35	†

Employment Agreement, dated as of October 24, 2019, by and between Michael Spanos and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 24, 2019.

10.36

Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on January 31, 2020.

10.37	†

Amendment No. 1 to Employment Agreement, dated as of February 18, 2020, by and between Michael Spanos and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.38	†

Transition and Retirement Agreement, dated as of February 19, 2020, by and between Marshall Barber and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.52 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.39	†

Employment Agreement, dated as of February 21, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 25, 2020.

10.40	†

Employment Agreement, dated as of June 21, 2020, by and between Sandeep Reddy and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 24, 2020.

10.41	†

Amended and Restated Employment Agreement, dated as of July 23, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 27, 2020.

10.42	†	Form of Amendment to Employment Agreement for Executive Officers—incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 30, 2020.
21.1	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	*

The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL.

*	Filed herewith
†	Management contract or compensatory plan
(b)	Exhibits

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

Date: February 25, 2021

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ MICHAEL SPANOS
Michael Spanos President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ MICHAEL SPANOS	President and Chief Executive Officer (Principal Executive Officer)	February 25, 2021
Michael Spanos

/s/ SANDEEP REDDY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2021
Sandeep Reddy

/s/ TAYLOR BROOKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 25, 2021
Taylor Brooks

/s/ SELIM BASSOUL	Non-Executive Chairman	February 25, 2021
Selim Bassoul

/s/ BEN BALDANZA	Director	February 25, 2021
Ben Baldanza

/s/ ESI EGGLESTON BRACEY	Director	February 25, 2021
Esi Eggleston Bracey

/s/ KURT CELLAR	Director	February 25, 2021
Kurt Cellar

/s/ NANCY A. KREJSA	Director	February 25, 2021
Nancy A. Krejsa

/s/ ENRIQUE RAMIREZ MENA	Director	February 25, 2021
Enrique Ramirez Mena

/s/ RICHARD W. ROEDEL	Director	February 25, 2021
Richard W. Roedel

/s/ ARIK RUCHIM	Director	February 25, 2021
Arik Ruchim