Form 10-Q
period 2021-04-04
Six Flags Entertainment Corp
filed 2021-04-28
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 4, 2021 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At April 23, 2021, Six Flags Entertainment Corporation had 85,391,767 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding (i) the timing and conditions under which we may reopen our closed parks and our expectations regarding the continued operations of our reopened parks, (ii) the operation of our parks in light of the global coronavirus pandemic (“COVID-19”) following their anticipated reopening including, among other things, the effectiveness of cost-saving and health and safety measures implemented in response to COVID-19, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to improve operating results, profitability and resilience by adopting and implementing a new strategic plan, (v) our plans and ability to roll out our capital enhancements and planned initiatives in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such enhancements and initiatives, (vi) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of and cost and timing of compliance with newly enacted laws, regulations and accounting policies, (viii) our ability to obtain additional financing, (ix) our expectations regarding future interest payments, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, (xiii) our expectations regarding uncertain tax positions, (xiv) our expectations regarding our deferred revenue growth, (xv) our expectations regarding incremental benefits, including increased Adjusted EBITDA, from our transformation plan, and (xvi) our expectations regarding reclassification of net losses. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. Therefore, we caution you that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. These statements may involve risks and uncertainties that could cause actual results to differ materially from those described in such statements. These risks and uncertainties include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including with respect to business operations, safety protocols and public gatherings (such as voluntary and in some cases, mandatory, quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents, injuries involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report") and in this Quarterly Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2020 Annual Report and in this Quarterly Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of COVID-19 could heighten many of the risk factors described herein.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	April 4, 2021	December 31, 2020	March 31, 2020
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,905	$157,760	$22,811
Accounts receivable, net	46,420	36,610	71,558
Inventories	39,057	39,191	42,397
Prepaid expenses and other current assets	69,166	73,179	79,496
Total current assets	217,548	306,740	216,262
Property and equipment, net:
Property and equipment, at cost	2,427,318	2,408,690	2,364,872
Accumulated depreciation	(1,182,641)	(1,157,403)	(1,073,198)
Total property and equipment, net	1,244,677	1,251,287	1,291,674
Other assets:
Right-of-use operating leases, net	194,768	196,711	194,519
Debt issuance costs	6,501	7,034	3,413
Deposits and other assets	6,661	7,103	10,452
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $244, $238 and $23,824 as of April 4, 2021, December 31, 2020 and March 31, 2020, respectively	344,192	344,198	344,611
Total other assets	1,211,740	1,214,664	1,212,613
Total assets	$2,673,965	$2,772,691	$2,720,549

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$31,771	$26,582	$48,994
Accrued compensation, payroll taxes and benefits	25,674	22,031	11,660
Accrued insurance reserves	27,568	31,060	33,223
Accrued interest payable	33,290	60,184	20,413
Other accrued liabilities	91,848	93,369	63,114
Deferred revenue	245,310	205,125	149,111
Short-term borrowings	—	—	40,000
Current portion of long-term debt	—	—	8,000
Short-term lease liabilities	10,547	14,054	10,490
Total current liabilities	466,008	452,405	385,005
Noncurrent liabilities:
Long-term debt	2,624,361	2,622,641	2,215,794
Long-term lease liabilities	190,362	187,432	186,062
Other long-term liabilities	35,337	43,553	43,238
Deferred income taxes	70,985	101,831	214,038
Total noncurrent liabilities	2,921,045	2,955,457	2,659,132
Total liabilities	3,387,053	3,407,862	3,044,137

Redeemable noncontrolling interests	523,376	523,376	529,276

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 85,369,434, 85,075,901 and 84,666,505 shares issued and outstanding at April 4, 2021, December 31, 2020 and March 31, 2020, respectively	2,134	2,126	2,116
Capital in excess of par value	1,104,904	1,089,199	1,070,900
Accumulated deficit	(2,249,207)	(2,153,368)	(1,815,457)
Accumulated other comprehensive loss, net of tax	(94,295)	(96,504)	(110,423)
Total stockholders' deficit	(1,236,464)	(1,158,547)	(852,864)
Total liabilities and stockholders' deficit	$2,673,965	$2,772,691	$2,720,549

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	April 4, 2021	March 31, 2020
Park admissions	$44,334	$59,806
Park food, merchandise and other	31,224	29,806
Sponsorship, international agreements and accommodations	6,466	12,891
Total revenues	82,024	102,503
Operating expenses (excluding depreciation and amortization shown separately below)	92,643	105,864
Selling, general and administrative expenses (including stock-based compensation of $6,637 and $4,280 in 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	36,126	36,190
Costs of products sold	7,215	7,760
Other net periodic pension benefit	(1,643)	(996)
Depreciation	28,827	30,063
Amortization	6	601
Loss (gain) on disposal of assets	520	(120)
Interest expense	38,460	27,486
Interest income	(40)	(329)
Loss on debt extinguishment	—	1,019
Other expense, net	7,619	1,560
Loss before income taxes	(127,709)	(106,595)
Income tax benefit	(31,870)	(22,049)
Net loss	$(95,839)	$(84,546)

Weighted-average common shares outstanding - basic and diluted:	85,209	84,656

Net loss per average common share outstanding - basic and diluted:	$(1.12)	$(1.00)

Cash dividends declared per common share	$—	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Net loss	$(95,839)	$(84,546)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(1,973)	(14,198)
Defined benefit retirement plan (2)	255	193
Change in cash flow hedging (3)	3,927	(21,708)
Other comprehensive income (loss), net of tax	2,209	(35,713)
Comprehensive loss	$(93,630)	$(120,259)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $0.4 million for the three months ended April 4, 2021, and tax benefit of $3.8 million for the three months ended March 31, 2020.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended April 4, 2021 and March 31, 2020.

(3)  Change in cash flow hedging is presented net of tax expense of $1.3 million for the three months ended April 4, 2021 and tax benefit of $7.2 million for the three months ended March 31, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	32,788	1	421	—	—	422
Stock-based compensation	—	—	4,280	—	—	4,280
Dividends declared to common shareholders	—	—	—	(21,164)	—	(21,164)
Repurchase of common stock	(155)	—	(6)	—	—	(6)
Employee stock purchase plan	27	(1)	—	—	—	(1)
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(84,546)	—	(84,546)
Net other comprehensive loss, net of tax	—	—	—	—	(35,713)	(35,713)
Balances at March 31, 2020	84,666,505	$2,116	$1,070,900	$(1,815,457)	$(110,423)	$(852,864)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	293,597	8	9,071	—	—	9,079
Stock-based compensation	—	—	6,637	—	—	6,637
Employee stock purchase plan	(64)	—	(3)	—	—	(3)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(95,839)	—	(95,839)
Net other comprehensive income, net of tax	—	—	—	—	2,209	2,209
Balances at April 4, 2021	85,369,434	$2,134	$1,104,904	$(2,249,207)	$(94,295)	$(1,236,464)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Cash flows from operating activities:
Net loss	$(95,839)	$(84,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	28,833	30,664
Stock-based compensation	6,637	4,280
Interest accretion on notes payable	277	320
Loss on debt extinguishment	—	1,019
Amortization of debt issuance costs	1,978	856
Other, including loss (gain) on disposal of assets	(931)	1,546
Change in accounts receivable	(9,897)	35,159
Change in inventories, prepaid expenses and other current assets	3,907	(30,794)
Change in deposits and other assets	436	2,208
Change in ROU operating leases	2,113	2,437
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	42,146	1,223
Change in operating lease liabilities	(1,182)	2,204
Change in accrued interest payable	(26,894)	(5,715)
Deferred income taxes	(31,982)	(21,248)
Net cash used in operating activities	(80,398)	(60,387)

Cash flows from investing activities:
Additions to property and equipment	(23,133)	(53,458)
Property insurance recoveries	—	2,042
Proceeds from sale of assets	33	—
Net cash used in investing activities	(23,100)	(51,416)

Cash flows from financing activities:
Repayment of borrowings	(2,000)	(117,510)
Proceeds from borrowings	2,000	105,000
Payment of cash dividends	(201)	(21,367)
Proceeds from issuance of common stock	9,078	421
Stock repurchases	(3)	(6)
Reduction in finance lease liability	(76)	—
Net cash provided by (used in) financing activities	8,798	(33,462)

Effect of exchange rate on cash	(155)	(6,103)

Net change in cash and cash equivalents	(94,855)	(151,368)
Cash and cash equivalents at beginning of period	157,760	174,179
Cash and cash equivalents at end of period	$62,905	$22,811

Supplemental cash flow information
Cash paid for interest	$63,937	$31,987
Cash paid for income taxes	$268	$1,959

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of April 4, 2021, 24 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our waterpark at Six Flags Great America will open as a separate gate in 2021 as Hurricane Harbor Chicago, creating our 27th park.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Holdings’ Board of Directors determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our reporting calendar with how we operate our business and improve comparability across periods. Our current fiscal year will end on January 2, 2022. This Quarterly Report covers the period January 1, 2021 – April 4, 2021 (“the three months ended April 4, 2021”). The comparison period in the prior year covers the dates January 1, 2020 – March 31, 2020 (“the three months ended March 31, 2020”). The additional four days in the three months ended April 4, 2021 did not make a material impact on the first quarter 2021 results.

"Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations" contains a discussion of our results of operations and our financial position and should be read in conjunction with the unaudited condensed consolidated financial statements and notes. The 2020 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results for the three months ended April 4, 2021, are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

COVID-19 Considerations

In response to the COVID-19 pandemic, federal, state and local governments implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. In March 2020, we temporarily suspended operations at all of our domestic theme parks and waterparks due to the COVID-19 pandemic. We have reopened or announced reopening dates for each of our parks with the exception of our park in Canada. Most parks that are currently operating have capacity and other operating limitations.

In March 2020, we quickly implemented plans to mitigate the impact of the COVID-19 pandemic on our business to ensure the health and safety of our employees and guests. In response to the challenging environment, we focused on the following actions:

●	Implemented immediate cost controls by right-sizing marketing and temporarily reducing salaries of all full-time employees by 25%;
●	Strengthened liquidity through expansion of our revolving credit facility, suspension of testing of certain maintenance covenants in our credit facility, issuance of senior secured notes, and suspension of dividend payments and stock repurchases;
●	Enhanced financial flexibility by delaying and reducing capital expenses related to new rides and attractions;
●	Developed measures to preserve our season pass holder and member bases;

●	Opened parks as quickly as possible, while following governmental and public health guidelines; and
●	Created new sources of revenue by introducing animal and holiday drive-thru experiences at many parks.

We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter of 2020 using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends continued to improve throughout 2020 and the first quarter of 2021 for the parks that were open.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of these financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021, even if our open parks are required to close. In addition to reducing expenses and capital expenditures, in April 2020, we increased the revolving credit commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also, in April 2020, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. In August 2020, we extended the increased revolving credit commitments under the Second Amended and Restated Revolving Loan through December 31, 2022, and extended the suspension of our senior secured leverage ratio financial maintenance covenant through the end of 2021. See Note 3, Long-Term Indebtedness, for more information on these transactions. In connection with the Second Amended and Restated Credit Agreement, we suspended dividend payments and stock repurchases until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test the senior secured leverage ratio financial maintenance covenant compliance.

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results, including around our ability to keep all of our parks open to our guests. We will continue to consider near-term exigencies and the long-term financial health of the business as we take steps to mitigate the consequences of the COVID-19 pandemic. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including any additional actions we take to contain COVID-19 or treat its impact, among others. Our business and financial results could be materially and adversely impacted.

Transformation Plan

During the three months ended April 4, 2021, we incurred the below expenses related to our transformation plan.

Transformation Costs Breakout by Quarter

Three Months Ended
April 4, 2021
Amounts included in "Other expense, net"
Consultant costs	$6,787
Technology modernization costs	2,094
Employee termination costs	815
Total transformation costs	$9,696

There were no transformation plan related expenses incurred during the three months ended March 31, 2020.

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

b.  Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We recorded a valuation allowance of $129.4 million, $128.2 million and $132.2 million as of April 4, 2021, December 31, 2020 and March 31, 2020, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of April 4, 2021, December 31, 2020 and March 31, 2020, we had no recorded amounts for accrued interest or penalties.

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

As of April 4, 2021, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At April 4, 2021, we determined that it is not more likely than not that the fair value of our intangible assets were less than their carrying amounts and there were no triggering events.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We determined that our long-lived assets were recoverable as of April 4, 2021.

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

We incurred a net loss for the three months ended April 4, 2021 and March 31, 2020, therefore, diluted shares outstanding equaled basic shares outstanding for the purposes of determining loss per common share. The computation of diluted earnings per share excluded the effect of 6,199,000 and 5,907,000 antidilutive stock options for the three months ended April 4, 2021 and March 31, 2020, respectively.

f. Derivative Instruments and Hedging Activities

We recognize all derivatives as either assets or liabilities on the condensed consolidated balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge for accounting purposes. The accounting for changes in the fair value of a derivative (e.g., gains and losses) depends on the intended use of the derivative and the resulting designation.

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

Changes in the fair value of interest rate derivatives that are effective and that are designated and qualify as cash flow hedges are recorded in “Other comprehensive loss” until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to “interest expense”. Changes in the fair value of derivatives that do not qualify for hedge accounting or that are de-designated are recorded in “Other expense, net” in the unaudited condensed consolidated statements of operations.

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

During the three months ended April 4, 2021, performance stock units were granted to key employees that will vest upon the achievement of Adjusted EBITDA and Revenue performance targets by 2023. The aggregate payout under these awards if the targets are achieved in 2023 would be 186,000, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of April 4, 2021, it is not deemed probable that we will achieve the specified performance targets in 2023. Based on the grant date fair value of these performance stock units as determined by the closing market price of Holdings' common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2023 is $9.3 million that will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward and will record the appropriate expense as necessary.

During the three months ended April 4, 2021 and March 31, 2020, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Long-Term Incentive Plan	$6,562	$4,205
Employee Stock Purchase Plan	75	75
Total Stock-Based Compensation	$6,637	$4,280

During the three months ended April 4, 2021, we paid $0.2 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

i.  Revenue Recognition

We account for revenue from contracts with customers based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenues are presented in the accompanying condensed consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guests visit our parks. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season passholders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times whenever the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including the impact of changes to our season pass and memberships described above. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and products that are not sold on a stand-alone basis are treated as residual.

For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received, with the exception of those payments related to the parks that remain temporarily closed due to COVID-19. In connection with the temporary closure of our parks due to COVID-19, we added one additional month of membership privileges for every month a member paid but could not visit their home park. Any membership payments received while parks were temporarily closed due to the pandemic were deferred and will be recognized as revenue when these additional months are utilized at the end of the respective membership periods or when they exchange their additional months for a Six Flags gift card pursuant to our gift card exchange program, whichever is sooner. Season pass holders were granted an additional year of admission to the parks due to the COVID-19 pandemic. All 2020 passes now expire at the end of the 2021 season.

As of April 4, 2021, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, (ii) unredeemed portions of the membership program, member dining program and member flash pass program that will primarily be recognized in 2021, (iii) pre-sold single day admissions revenue for the 2021 operating season and (iv) pre-sold single-day admissions revenue for the 2020 operating season which now expire at the end of the 2021 season.

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

j.  Leases

We or certain of our subsidiaries are a lessee in various noncancelable operating and finance (formerly “capital”) leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with the Financial Accounting Standards Board (“FASB”) ASC 842, Leases (“Topic 842”); see below for additional information on recently adopted accounting pronouncements and Note 7 for additional information regarding our leases. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

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

Finance lease ROU assets are presented within “Property and equipment, at cost” and the related lease amortization within “Accumulated depreciation” on our condensed consolidated balance sheets. The current portion of the finance lease liabilities is presented as “Short-term lease liabilities” and the long-term portion is presented separately as “Long-term lease liabilities” on our condensed consolidated balance sheets.

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

k.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of April 4, 2021, December 31, 2020 and March 31, 2020, we have recorded an allowance for doubtful accounts of $8.5 million, $3.1 million and $7.6 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

l.  Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 is effective for annual periods beginning after December 15, 2020, with early adoption permitted. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. Our adoption of Update 2019-12 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

The following tables present our revenues disaggregated by contract duration for the three months ended April 4, 2021 and March 31, 2020, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended April 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$7,010	$997	$4,163	$12,170
Short-term contracts and other (a)	37,324	30,227	2,303	69,854
Total revenues	$44,334	$31,224	$6,466	$82,024

	Three Months Ended March 31, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$5,762	$820	$9,270	$15,852
Short-term contracts and other (a)	54,044	28,986	3,621	86,651
Total revenues	$59,806	$29,806	$12,891	$102,503
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

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

At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $8.4 million was recognized as revenue for long-term contracts during the three months ended April 4, 2021. As of April 4, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $86.7 million. At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $10.2 million was recognized as revenue for long-term contracts during the three months ended March 31, 2020. As of March 31, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $70.6 million.

As of April 4, 2021, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $100.8 million in the remainder of 2021, $18.5 million in 2022, $8.9 million in 2023, $2.3 million in 2024, and $0.8 million in 2025 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As of April 4, 2021, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020 as discussed below.

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

On April 15, 2020, we received sufficient consents from the continuing lenders under the Second Amended and Restated Credit Facility (the “Credit Agreement Amendment”) substantially concurrently with the closing of the $725 million 2025 Notes discussed below which, among other things, (i) permitted the issuance of the 2025 Notes, including specifically, permitted the 2025 Notes to mature inside the Second Amended and Restated Term Loan B, (ii) suspended the testing of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-established the financial maintenance covenant thereafter (provided that for the first, second, and third quarters of 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) added a minimum liquidity covenant that will apply from the date of the Credit Agreement Amendment through December 31, 2021. The Credit Agreement Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Second Amended and Restated Term Loan B with a portion of the proceeds from the 2025 Notes.

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B, and for general corporate and working capital purposes, including expenses relating to the offering. We recognized a loss on debt extinguishment of $5.1 million related to the transaction.

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

As of April 4, 2021 and December 31, 2020, we had no amounts outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.2 million and $21.0 million, respectively). As of March 31, 2020, we had $40.0 million outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.3 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of April 4, 2021, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The principal amount of the Second Amended and Restated Revolving Loan is due and payable on April 17, 2024.

As of April 4, 2021 and December 31, 2020, $479.0 million was outstanding under the Second Amended and Restated Term Loan B, respectively. As of March 31, 2020, $794.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into the June 2019 Swap Agreements to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into the August 2019 Swap Agreements to further mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. As of April 4, 2021, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.00%. All remaining outstanding principal of the Second Amended and Restated Term Loan B is due and payable on April 17, 2026.

Amounts outstanding under the Second Amended and Restated Credit Facility are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and a financial covenant (specifically, a maximum senior secured net leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, and certain hedging agreements, subject, in each case, to certain carve-outs.

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Second Amended and Restated Revolving Loan and $315.0 million of the Second Amended and Restated Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. In conjunction with the $315.0 million repayment of the Second Amended and Restated Term Loan B, certain of our hedging instruments that were entered into to mitigate the risk of an increase in the LIBOR interest rate and were de-designated. Consistent with policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements designed to economically offset the impact of the de-designated swap agreements. Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year, with the exception of January 1, 2021, which included the interest from April 22, 2020 through July 1, 2020 and totaled $35.1 million.

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

Long-Term Indebtedness Summary

As of April 4, 2021, December 31, 2020 and March 31, 2020, long-term debt consisted of the following:

	As of
(Amounts in thousands)	April 4, 2021	December 31, 2020	March 31, 2020
Second Amended and Restated Term Loan B	$479,000	$479,000	$794,000
Second Amended and Restated Revolving Loan	—	—	40,000
2024 Notes	949,490	949,490	949,490
2025 Notes	725,000	725,000	—
2027 Notes	500,000	500,000	500,000
Net discount	(4,080)	(4,357)	(6,002)
Deferred financing costs	(25,049)	(26,492)	(13,694)
Total debt	$2,624,361	$2,622,641	$2,263,794
Less current portion of long-term debt	—	—	(8,000)
Less short-term borrowings	—	—	(40,000)
Total long-term debt	$2,624,361	$2,622,641	$2,215,794

Fair-Value of Long-Term Indebtedness

As of April 4, 2021, December 31, 2020 and March 31, 2020, the fair value of our long-term debt was $2,700.5 million, $2,693.3 million and $1,952.4 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the three months ended April 4, 2021, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(2,402)	3,883	—	(546)	935
Amounts reclassified from AOCI	—	1,361	340	(427)	1,274
Balances at April 4,2021	$(29,814)	$(11,575)	$(57,302)	$4,396	$(94,295)

The change in “Cumulative Translation Adjustment” was caused by the weakening of the United States Dollar against the Mexican Peso and the Canadian Dollar during the three months ended April 4, 2021. Our assets for our parks that we operate in Mexico and Canada are recorded in their local currencies and translated into United States Dollars on our condensed consolidated balance sheet.

The change in “Cash Flow Hedges” was caused by declining interest rates and continued projections of low interest rates in future interest rate forward curves.

The Company had the following reclassifications out of AOCI during the three months ended April 4, 2021 and March 31, 2020:

		Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI	Location of Reclassification into (Loss) Income	April 4, 2021	March 31, 2020

Amortization of loss on interest rate hedge	Interest Expense	$1,361	$(120)
	Income tax benefit	(342)	30
	Net of tax	$1,019	$(90)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$340	$257
	Income tax expense	(85)	(64)
	Net of tax	$255	$193

Total reclassifications		$1,274	$103

5.  Derivative Financial Instruments

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

In March 2020, we executed a strategy common known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements that extended the length of one of the swap agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same overall value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements did not change.

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged interest was no longer likely to occur due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the condensed consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements.

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

We record derivative instruments at fair value on our unaudited condensed consolidated balance sheets. When in qualifying relationships, the gains and losses on cash flow designated derivatives are deferred in AOCI and are reclassified to interest expense when the forecasted transaction takes place. The fair value of derivatives that are not designated as hedging instruments are recorded directly to “interest expense, net”. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in “Deposits and other assets” and “Other long-term liabilities”, respectively.

The table below presents the fair value of our derivative financial instruments in an asset position as well as their classification on the unaudited condensed consolidated balance sheets as of April 4, 2021, December 31, 2020 and March 31, 2020:

(Amounts in thousands)	Asset Derivatives
		April 4, 2021	December 31, 2020	March 31, 2020
	Balance Sheet Classifications	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Other current assets	403	877	—
Interest rate contracts	Other long-term liabilities	(157)	585	—
Total derivatives not designated as hedging instruments under ASC 815		$246	$1,462	$—

Total asset derivatives		$246	$1,462	$—

The table below presents the fair value of our derivative financial instruments in a liability position as well as their classification on the unaudited condensed consolidated balance sheets as of April 4, 2021, December 31, 2020 and March 31, 2020:

(Amounts in thousands)	Liability Derivatives
		April 4, 2021	December 31, 2020	March 31, 2020
	Balance Sheet Classifications	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Other accrued liabilities	(5,139)	(5,251)	(7,689)
Interest rate contracts	Other long-term liabilities	(6,495)	(11,633)	(22,795)
Total derivatives designated as hedging instruments under ASC 815		$(11,634)	$(16,884)	$(30,484)

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Other current assets	$398	$—	$—
Interest rate contracts	Other accrued liabilities	(4,797)	(4,875)	—
Interest rate contracts	Other long-term liabilities	(7,353)	(9,032)	—
Total derivatives not designated as hedging instruments under ASC 815		$(11,752)	$(13,907)	$—

Total liability derivatives		$(23,386)	$(30,791)	$(30,484)

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of April 4, 2021, December 31, 2020 and March 31, 2020, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	April 4, 2021	December 31, 2020	March 31, 2020
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$—	$—	$—
Interest Rate Swap Agreements — Noncurrent	—	—	—
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements — Current	801	877	—
Interest Rate Swap Agreements — Noncurrent	—	585	—
	$801	$1,462	$—

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of April 4, 2021, December 31, 2020 and March 31, 2020, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	April 4, 2021	December 31, 2020	March 31, 2020
Derivatives Designated as Cash Flow Hedges
Interest Rate Swap Agreements — Current	$(5,139)	$(5,251)	$(7,689)
Interest Rate Swap Agreements — Noncurrent	(6,495)	(11,633)	(22,795)
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements — Current	(4,797)	(4,875)	—
Interest Rate Swap Agreements — Noncurrent	(7,510)	(9,032)	—
	$(23,941)	$(30,791)	$(30,484)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.1 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three months ended April 4, 2021.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the condensed consolidated statements of operations for the three months ended April 4, 2021 and March 31, 2020:

	Gain (Loss)		(Loss) Gain Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2021	2020	2021	2020
Interest Rate Swap Agreements	$3,883	$(28,794)	$(1,361)	$120
Total	$3,883	$(28,794)	$(1,361)	$120

As of April 4, 2021, we expect to reclassify net losses of $5.1 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

6.  Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of the former Six Flags Entertainment Corporation (a corporation that has been merged out of existence and that has always been a separate corporation from Holdings, "Former SFEC") for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of April 4, 2021, our share of the distribution will be approximately $33.3 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements first, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic during March of 2020, which would cause the value of the partnership park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of April 4, 2021, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of April 4, 2021, we owned approximately 31.4% and 53.9% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. As of the date of this quarterly report, we expect to purchase units from the Georgia and Texas partnerships for $1.0 million and $1.2 million, respectively, in May 2021 pursuant to the 2021 annual offer. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2021 at both parks is approximately $523.4 million, representing approximately 68.6% of the outstanding units of SFOG and 46.1% of the outstanding units of SFOT. An additional $350.0 million of incremental borrowing is available under the Second Amended and Restated Credit Facility for future "put" obligations, if necessary.

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

We incurred $9.1 million of capital expenditures at the Partnership Parks during the 2020 season and intend to incur approximately $11.0 million of capital expenditures at these parks for the 2021 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks used approximately $5.0 million of cash in 2020 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of April 4, 2021, December 31, 2020 and March 31, 2020, we had total loans receivable outstanding of $288.3 million, $288.3 million and $239.3 million, respectively, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

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

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice. Plaintiffs filed a motion to amend or set aside judgment on March 31, 2021, and defendants filed an opposition to that motion on April 21, 2021. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. On April 28, 2021, the court granted defendants’ motion, dismissing the consolidated complaint in its entirety and with prejudice and denying leave to amend. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District on behalf of putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Deriv. Litig., No. 096-320958-20 (Tex. Dist. Ct., Tarrant Cty.). We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

Wage and Hour Class Action Lawsuits

On March 8, 2016, certain plaintiffs filed a complaint against one of our subsidiaries in the Superior Court of Massachusetts, Suffolk County, on behalf of a purported class of current and former employees of Six Flags New

England. The complaint alleges violations of Massachusetts law governing employee overtime and rest breaks, and seeks damages in the form of unpaid wages for overtime and meal breaks and related penalties. On November 12, 2020, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and final approval was granted by the court on March 31, 2021.

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

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. An amended complaint was filed on November 24, 2019. On May 27, 2020, a copycat complaint was filed by the same law firm on behalf of a different named plaintiff alleging nearly identical causes of action. The complaints allege violations of California law governing payment of wages, wage statements, and background checks, and seeks unpaid wages and statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. We intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. Following mediation on January 13, 2021, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

On February 20, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under federal and California law and attorneys’ fees and costs. The claims related to wages and wage statements will be resolved under the settlement of the April 2018 litigation above. With respect to the remaining background check claims, we intend to vigorously defend ourselves against this litigation. Since this litigation is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

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

7.  Leases

We have operating and finance leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 44 years, some of which include options to extend leases up to 20 years, and some of which include options to terminate the lease within one year. For our noncancelable operating leases with options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the three months ended April 4, 2021 and March 31, 2020 are as follows:

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Finance lease expense
Amortization of ROU assets	$157	$—
Interest on lease liabilities	19	—
Operating lease cost	6,130	6,263
Short-term lease cost	1,465	1,602
Variable lease cost	1,338	1,466
Total lease cost	$9,109	$9,331

Lease costs for the three months ended April 4, 2021 and March 31, 2020 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the three months ended April 4, 2021 and March 31, 2020 is as follows:

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$5,208	$1,587
Operating cash flows for finance leases	76	—
Financing cash flows for finance leases	19	—
Operating Leases
ROU assets obtained in exchange for lease liabilities	79	329
Finance Leases
ROU assets obtained in exchange for lease liabilities	439	—

Additional information related to our operating leases for the three months ended April 4, 2021 is as follows:

Weighted-average remaining lease term (in years)	18.77
Weighted-average discount rate	6.89%

Additional information related to our finance leases for the three months ended April 4, 2021 is as follows:

Weighted-average remaining lease term (in years)	3.43
Weighted-average discount rate	3.83%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of April 4, 2021, December 31, 2020 and March 31, 2020.

	As of
(Amounts in thousands)	April 4, 2021	December 31, 2020	March 31, 2020
Operating Leases
Right of use assets, net	$194,768	$196,711	$194,519

Short-term lease liabilities	10,037	13,727	10,490
Long-term lease liabilities	188,573	185,823	186,062
Total operating lease obligation	$198,610	$199,550	$196,552

Finance Leases
Property and equipment, at cost	$2,867	$2,428	$—
Accumulated depreciation	(405)	(248)	—
Total property and equipment, net	2,462	2,180	—

Short-term lease liabilities	$510	$327	$—
Long-term lease liabilities	1,789	1,609	—

Total finance lease obligation	$2,299	$1,936	$—

Maturities of noncancelable operating and finance lease liabilities under Topic 842 as of April 4, 2021 are summarized in the table below:

(Amounts in thousands)	As of April 4, 2021
	Finance Leases	Operating Leases
Remaining in 2021	$398	$21,685
2022	767	22,417
2023	769	21,955
2024	502	20,206
2025	24	18,127
Thereafter	—	259,490
Total	$2,460	$363,880
Less: present value discount	(161)	(165,270)
Lease liability	$2,299	$198,610

8.  Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of April 4, 2021, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $242.6 million and $280.8 million, respectively which approximates redemption value.

9.  Business Segments

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America.

The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of April 4, 2021, December 31, 2020 and March 31, 2020:

	As of
(Amounts in thousands)	April 4, 2021	December 31, 2020	March 31, 2020
Domestic	$2,312,048	$2,317,009	$2,368,183
Foreign	131,207	134,805	122,239
Total	2,443,255	2,451,814	2,490,422

Revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended April 4, 2021 and March 31, 2020:

	Domestic	Foreign	Total
2021	(Amounts in thousands)
Revenues	$78,673	$3,351	$82,024
Loss before income taxes	(121,192)	(6,517)	(127,709)
2020
Revenues	$89,496	$13,007	$102,503
Loss before income taxes	(102,362)	(4,233)	(106,595)

10.  Pension Benefits

We froze our pension plan effective March 31, 2006, pursuant to which most participants no longer earned future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended April 4, 2021 and March 31, 2020, respectively:

	Three Months Ended
(Amounts in thousands)	April 4, 2021	March 31, 2020
Service cost	$275	$325
Interest cost	1,275	1,623
Expected return on plan assets	(3,069)	(3,279)
Amortization of net actuarial loss	340	257
Total net periodic benefit	$(1,179)	$(1,074)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	April 4, 2021	March 31, 2020
Discount rate	2.20%	3.00%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	5.75%	6.50%

Employer Contributions

During the three month period ended March 31, 2020, we made pension contributions of $1.5 million. We did not make any pension contributions during the three month period ended April 4, 2021.

11. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 23, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes. In April 2020 and August 2020, in connection with amendments to the Second Amended and Restated Credit Agreement, we suspended dividend payments and stock repurchases due to the impact of the COVID-19 pandemic until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test the senior secured leverage ratio financial maintenance covenant compliance. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for a longer duration. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

On March 31, 2020, Holdings entered into a Rights Agreement (the “Rights Agreement”). In accordance with the terms of the Rights Agreement, the rights issued thereunder expired on March 30, 2021. On April 1, 2021, Holdings filed with the office of the Secretary of State of the State of Delaware a Certificate of Elimination (the “Certificate of Elimination”), which, effective upon filing, eliminated from Holdings’ Restated Certificate of Incorporation, as amended, all matters set forth in Holdings’ Certificate of Designation of Series B Junior Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 31, 2020. The 200,000 shares of preferred stock previously designated as Series B Junior Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation.

12. Subsequent Event

In April 2021, we received $11.3 million pursuant to one of our terminated international development agreements in China. We currently do not anticipate any further payments related to any of the remaining terminated international development agreements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in our 2020 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2020 Annual Report.

Overview

General

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 27 regional theme parks and waterparks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our waterpark at Six Flags Great America will open as a separate gate in 2021 as Hurricane Harbor Chicago, our 27th park. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

The results of operations for the three months ended April 4, 2021 and March 31, 2020 are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. In March 2020, we temporarily suspended operations at all of our domestic theme parks and waterparks due to the COVID-19 pandemic. Many of our parks currently have capacity limits or other restrictions affecting attendance. We continue to monitor government guidelines and requirements in each geographic region in which we operate and resumed operations on a park-by-park basis based on local conditions.

Our revenue is derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 54% and 58% of total revenue during the three months ended April 4, 2021 and March 31, 2020, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first three months of 2021, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") decreased relative to the comparable period in the prior year, primarily as a result of temporary pandemic-related suspension of operations at several of our parks, and capacity restrictions at most of the parks that were open. In March 2020, we temporarily suspended operations at all of our parks due to the COVID-19 pandemic.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed when our parks are operating, as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. During 2020, while all of our parks were temporarily closed due to the COVID-19 pandemic, we reduced a significant portion of these expenses, including eliminating the majority of our seasonal labor and advertising expense. These cost-saving measures remain in effect with respect to parks that continue to be temporarily closed. These cost-savings were partially offset by the increased costs related to enhanced sanitization and preventative measures initiated at the reopened parks to help minimize the spread of COVID-19. We may face additional costs in the future in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic.

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

Due to the outbreak of the COVID-19 pandemic in early 2020 and the resulting park closures, management redirected its focus on steering us through this crisis, causing a delay in our transformation plan. However, in the latter half of 2020, we made significant progress on each of the transformation initiatives. For example, in October 2020, we reduced our full-time headcount costs by approximately 10%. From a cost perspective, we closed two satellite offices, initiated centralized negotiations with several vendors to reduce procurement costs, and piloted a program to use our variable labor more efficiently and effectively. From a revenue perspective, we improved our menu assortment, pricing and merchandizing strategy, developed a new tool to optimize media spending, improved our website, and made progress on optimizing our ticket revenue by adjusting the relative prices of our tickets and executing dynamic pricing, allowing us to attract incremental single day visitors and increasing park utilization.

We expect the transformation plan to generate an incremental $80 to $110 million in annual run-rate Adjusted EBITDA. We expect to realize $30 to $35 million of benefits in 2021, independent of attendance levels, and to achieve the remaining benefits through incremental revenue opportunities and lower variable costs once the plan is fully implemented and we are operating in a normal business environment.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in our 2020 Annual Report.

Recent Events

Management and Board Changes

In February 2021, Holdings’ board of directors determined that Selim Bassoul would succeed Richard Roedel as Non-Executive Chairman effective immediately, and Nancy Krejsa, a director since 2017, advised us of her intention to retire from Holdings’ board of directors at the end of her current term and that she will not stand for re-election at our 2021 annual meeting of stockholders.

In March 2021, Holdings nominated Denise M. Clark as an independent director nominee to stand for election at our 2021 annual meeting of stockholders.

Fiscal Year Change

Holdings’ Board of Directors determined that it is in the best interests of the Company to change the method of determining its fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and shall end on the Sunday closest to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2021. This change was made to align the Company’s reporting calendar with how the Company operates its business and improve comparability across periods. The Company’s current fiscal year will end on January 2, 2022.

Results of Operations

Three Months Ended April 4, 2021 Compared to Three Months Ended March 31, 2020 and the Three Months Ended March 31, 2019

The following table sets forth financial information for the three months ended April 4, 2021, March 31, 2020 and March 31, 2019.

	Three Months Ended			Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	April 4, 2021	March 31, 2020	March 31, 2019	2021 to 2020	2021 to 2019
Total revenue	$82,024	$102,503	$128,193	(20)%	(36)%
Operating expenses	92,643	105,864	114,522	(12)%	(19)%
Selling, general and administrative expenses	36,126	36,190	40,110	(0)%	(10)%
Cost of products sold	7,215	7,760	10,275	(7)%	(30)%
Other net periodic pension benefit	(1,643)	(996)	(1,055)	65%	56%
Depreciation and amortization	28,833	30,664	29,073	(6)%	(1)%
Loss (gain) on disposal of assets	520	(120)	1,136	N/M	(54)
Interest expense, net	38,420	27,157	28,348	41%	36%
Loss on extinguishment of debt	—	1,019	—	N/M	NM
Other expense (income), net	7,619	1,560	(427)	N/M	NM
Loss before income taxes	(127,709)	(106,595)	(93,789)	20%	36%
Income tax benefit	(31,870)	(22,049)	(24,657)	45%	29%
Net loss	$(95,839)	$(84,546)	$(69,132)	13%	39%

Other Data:
Attendance	1,346	1,583	2,167	(15)%	(38)%
Total revenue per capita	$60.96	$64.75	$59.15	(6)%	3%

Revenue

Revenue for the three months ended April 4, 2021, totaled $82.0 million, a decrease of $20.5 million, or 20%, compared to $102.5 million for the three months ended March 31, 2020 and a decrease of $46.2 million, or 36% compared to $128.2 million for the three months ended March 31, 2019. The difference in revenue was primarily driven by a 15% and 38% decrease in attendance, respectively, due to the temporary pandemic-related suspension of operations at several of our parks, and capacity restrictions at most of the parks that were open. In 2020, we suspended operations at all of our domestic parks on March 13 and our parks in Mexico on March 14 due to the COVID-19 pandemic. The decrease in revenue was also attributable to a $6.4 million and $16.7 million reduction in sponsorship, international agreements and accommodations revenues, due primarily to the suspension of most sponsorship revenue while certain parks were not operating, and the pandemic-related suspension of the majority of our accommodations operations and the termination of our international agreements in both China and Dubai.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended April 4, 2021, decreased by $0.44, to $56.16, compared to the three months ended March 31, 2020, primarily as a result of a $4.82, or 13%, decrease in admissions revenue per capita which was offset by a $4.38, or 23% increase in non-admissions revenue per capita. Total guest spending per capita improved by $7.68 compared to the three months ended March 31, 2019, primarily as a result of a $5.47, or 17%, increase in non-admissions revenue per capita. Since the beginning of the membership program, we have allocated a portion of the membership revenue to “Non-admissions revenue.” Beginning with memberships in October 2020, we prospectively began allocating an incremental portion of revenue between “Park admissions” and “Park food, merchandise and other.” This resulted in a reduction in admissions revenue per capita and an increase in non-admissions revenue per capita compared to what previously would have been reported, but the increased allocation has no impact on “Total guest spending per capita.” Non-admissions revenue per capita also benefitted from an increase in the mix of single-day guests, who tend to spend more per visit.

Operating expenses

Operating expenses for the three months ended April 4, 2021, decreased $13.2 million, or 12%, compared to the three months ended March 31, 2020 and decreased $21.9 million, or 19% compared to the three months ended March 31,

2019. These decreases were primarily as a result of cost savings during the quarter driven by our transformation plan, and lower salaries, wages, utilities and other costs related to the fact that several of our parks that were operating in the first quarters of 2019 and 2020 were not operating in the first quarter of 2021. These savings were partially offset by the increased costs related to increased sanitization and additional preventative measures to help minimize the spread of COVID-19.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 4, 2021 decreased $0.1 million, compared to the three months ended March 31, 2020 and decreased $4.0 million, or 30%, compared to the three months ended March 31, 2019. Our selling, general and administrative costs would have further decreased if not for our centralization initiative within our transformation plan. All corporate costs are included in selling, general and administrative rather than operating costs. This centralization initiative was offset by a reduction in advertising expense and other costs related to the reduced number of operating days and reduced operating hours due to the COVID-19 pandemic impact on our operations.

Cost of products sold

Cost of products sold in the three months ended April 4, 2021, decreased $0.5 million, or 7%, compared to the three months ended March 31, 2020 and decreased $3.1 million, or 30%, for the three months ended March 31, 2019. The decreases were primarily as a result of reduced sales of food and merchandise due to the continued suspension of operations at several of our parks and reduced attendance at our parks that were operating due to the COVID-19 pandemic. Costs of products sold as a percentage of non-admissions revenue for the three months ended April 4, 2021 decreased slightly relative to the both prior periods, primarily as a result of the mix of non-admissions revenues and a reduction in membership discounts driven by the increased mix of single-day guests.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended April 4, 2021, decreased $1.8 million, or 6%, compared to the three months ended March 31, 2020, and decreased $0.2 million, or 1%, compared to the three months ended March 31, 2019. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Loss (gain) on disposal of assets

We recognized a $0.5 million loss on disposal of assets for the three months ended April 4, 2021, compared to a gain on disposal of assets of $0.1 million for the three months ended March 31, 2020. The gain in the prior year period was primarily driven by insurance proceeds from a flood at Six Flags Over Texas in September 2018.

We recognized a loss on disposal of assets of $1.1 million for the three months ended March 31, 2019. The difference between the three months ended April 4, 2021 and March 31, 2019 relates to fewer asset disposals in conjunction with the execution of our ongoing capital program during the current year.

Interest expense, net

Interest expense, net increased $11.3 million, or 41%, for the three months ended April 4, 2021, compared to the three months ended March 31, 2020, and increased $10.1 million, or 36%, compared to the three months ended March 31, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax benefit

Income tax benefit increased $9.8 million and $7.2 million for the three months ended April 4, 2021 compared to the three months ended March 31, 2020 and March 31, 2019, respectively. Because of the magnitude of unfavorable permanent book-tax differences compared to a marginal forecasted, annual pre-tax loss, the annual effective tax rate approach does not provide a reliable estimate of the income tax benefit.  As a result, the Company has computed its income tax benefit for the three months ended April 4, 2021 using its actual effective tax rate.  The effective tax rates for the three months ended April 4, 2021, March 31, 2020 and March 31, 2019 were 24.9%, 20.7% and 24.7%, respectively.  The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including nondeductible executive compensation.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in parks (including capital projects), common stock dividends, payments to our partners in the Partnership Parks, and common stock repurchases.

Holdings did not pay any dividends during the three months ended April 4, 2021. During the three months ended March 31, 2020, Holdings paid $21.2 million in cash dividends on its common stock.

As of April 4, 2021, Holdings had repurchased 4,607,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April and August 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test the senior secured leverage ratio financial maintenance covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holdings’ common stock and payment of dividends after the restrictions under the Second Amended and Restated Credit Facility are terminated depending on any then-existing limitations on our working capital.

Based on historical and anticipated operating results, we believe cash flow from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. For the years 2019 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million of taxable income per year. We expect taxable income in excess of the annual limitation in those years will be offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated in 2020 and 2021 are not subject to expiration and will carryforward indefinitely.

On April 8, 2020, we increased the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. On April 22, 2020, SFTP completed the private sale of $725 million in aggregate principal amount of 7.00% senior secured notes (the “2025 Notes”).

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

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19 or other diseases; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could materially reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2020 Annual Report and in this Quarterly Report.

As of April 4, 2021, our total indebtedness, net of discount and deferred financing costs, was approximately $2,624.4 million. As of April 23, 2021, based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2021 and 2022, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2024 Notes Add-on, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $160 million and $150 million during 2021 and 2022, respectively.

As of April 4, 2021, we had approximately $62.9 million of unrestricted cash and $460.8 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

We regularly make capital investments for new rides and attractions in our parks. In addition, each year we make capital investments in the food, retail, games and other in-park areas to increase guest spending per capita. We also make annual enhancements to theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience; and invest in our information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

During the three months ended April 4, 2021, net cash used in operating activities was $80.4 million compared to net cash used in operating activities of $60.4 million for the three months ended March 31, 2020. The increase in cash used in operating activities was due to the decrease in operations during 2021 attributable to our reduction in operations due to the COVID-19 pandemic. Net cash used in investing activities during the three months ended April 4, 2021 and March 31, 2020, was $23.1 million and $51.4 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease was driven by a reduction in our capital budget due to the pandemic. Net cash provided by financing activities during the three months ended April 4, 2021 was $8.8 million primarily due to stock option activity. Net cash used in financing activities during the three months ended March 31, 2020 was $33.5 million, primarily attributable to the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020 and the payment of $21.4 million in cash dividends, partially offset by the net proceeds from borrowings under the Second Amended and Restated Credit Facility and proceeds from the issuance of common stock.

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

Contractual Obligations

Since December 31, 2020, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 4, 2021, there were no material changes in our market risk exposure from that disclosed in the 2020 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of April 4, 2021, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended April 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding legal proceedings, see Note 15, Commitments and Contingencies, to the consolidated financial statements in the 2020 Annual Report, and Note 6, Commitments and Contingencies, to the unaudited condensed consolidated financial statements in this Quarterly Report.

ITEM   1A. RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2020 Annual Report. For a discussion of these risk facts, please see “Item 1A. Risk Factors” contained in the 2020 Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). No repurchases were made under the March 2017 Stock Repurchase Plan during the three months ended April 4, 2021. As of April 23, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the recent amendments to the Second Amended and Restated Credit Facility, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments of $131 million and begins using actual results to test the senior secured leverage ratio financial maintenance covenant compliance.

ITEM 5.   OTHER INFORMATION

On April 1, 2021, Holdings filed with the office of the Secretary of State of the State of Delaware a Certificate of Elimination (the “Certificate of Elimination”), which, effective upon filing, eliminated from Holdings’ Restated Certificate of Incorporation, as amended, all matters set forth in Holdings’ Certificate of Designations of Series B Junior Preferred Stock, as filed with the Secretary of State of the State of Delaware on March 31, 2020. The 200,000 shares of preferred stock previously designated as Series B Junior Preferred Stock were eliminated and returned to the status of authorized but unissued shares of preferred stock, without designation. The Certificate of Elimination is attached as Exhibit 3.3 to this Quarterly Report on Form 10-Q.

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

Exhibit 3.3

Certificate of Elimination of Series B Junior Preferred Stock of Six Flags Entertainment Corporation, as filed with the Secretary of State of the State of Delaware on April 1, 2021—incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A/A (File No. 001-13703) filed on April 1, 2021

Exhibit 10.1†*	Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan

Exhibit 10.2†*	Form of Performance Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2021, formatted in Inline XBRL.

*     Filed herewith

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	April 28, 2021	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	April 28, 2021	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President and Chief Financial Officer