Form 10-Q
period 2021-07-04
Six Flags Entertainment Corp
filed 2021-07-28
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 4, 2021 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At July 23, 2021, Six Flags Entertainment Corporation had 85,872,819 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) the operation of our parks in light of the global coronavirus pandemic (“COVID-19”) including actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of COVID-19, (ii) the duration and severity of COVID-19, the impact of virus variants and the rate of vaccinations, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to improve operating results, profitability and resilience by adopting and implementing a new strategic plan, (v) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) our expectations regarding the timing, costs, benefits and results of our transformation plan, (vii) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (viii) our ongoing compliance with laws and regulations, and the effect of and cost and timing of compliance with newly enacted laws and regulations, (ix) our ability to obtain additional financing, (x) our expectations regarding future interest payments, (xi) our expectations regarding the effect of certain accounting pronouncements, (xii) our expectations regarding the cost or outcome of any litigation or other disputes, (xiii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, (xiv) our expectations regarding uncertain tax positions, and (xv) our expectations regarding our deferred revenue growth.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including with respect to business operations, safety protocols and public gatherings (such as voluntary and in some cases, mandatory, quarantines as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents, incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report") and in this Quarterly Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Part I, Item 1A. Risk Factors" of the 2020 Annual Report and in this Quarterly Report. All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can provide no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of COVID-19, virus variants, and the rate of vaccinations could heighten many of the risk factors described herein.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	July 4, 2021	December 31, 2020	June 30, 2020
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,887	$157,760	$295,956
Accounts receivable, net	124,846	36,610	47,003
Inventories	36,038	39,191	43,456
Prepaid expenses and other current assets	66,094	73,179	76,760
Total current assets	479,865	306,740	463,175
Property and equipment, net:
Property and equipment, at cost	2,445,453	2,408,690	2,385,757
Accumulated depreciation	(1,205,950)	(1,157,403)	(1,100,862)
Total property and equipment, net	1,239,503	1,251,287	1,284,895
Other assets:
Right-of-use operating leases, net	193,254	196,711	199,877
Debt issuance costs	5,966	7,034	7,451
Deposits and other assets	6,006	7,103	9,709
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $249, $238 and $24,227 as of July 4, 2021, December 31, 2020 and June 30, 2020, respectively	344,187	344,198	344,209
Total other assets	1,209,031	1,214,664	1,220,864
Total assets	$2,928,399	$2,772,691	$2,968,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,526	$26,582	$27,457
Accrued compensation, payroll taxes and benefits	47,846	22,031	16,114
Accrued insurance reserves	26,998	31,060	31,076
Accrued interest payable	25,289	60,184	34,827
Other accrued liabilities	108,330	93,369	77,253
Deferred revenue	310,441	205,125	182,386
Short-term lease liabilities	10,801	14,054	11,272
Total current liabilities	595,231	452,405	380,385
Noncurrent liabilities:
Long-term debt	2,626,082	2,622,641	2,619,929
Long-term lease liabilities	188,687	187,432	191,857
Other long-term liabilities	32,750	43,553	43,539
Deferred income taxes	102,853	101,831	159,986
Total noncurrent liabilities	2,950,372	2,955,457	3,015,311
Total liabilities	3,545,603	3,407,862	3,395,696

Redeemable noncontrolling interests	542,950	523,376	544,020

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 85,871,956, 85,075,901 and 84,757,286 shares issued and outstanding at July 4, 2021, December 31, 2020 and June 30, 2020, respectively	2,147	2,126	2,119
Capital in excess of par value	1,108,680	1,089,199	1,077,948
Accumulated deficit	(2,178,493)	(2,153,368)	(1,951,428)
Accumulated other comprehensive loss, net of tax	(92,488)	(96,504)	(99,421)
Total stockholders' deficit	(1,160,154)	(1,158,547)	(970,782)
Total liabilities and stockholders' deficit	$2,928,399	$2,772,691	$2,968,934

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	July 4, 2021	June 30, 2020
Park admissions	$245,165	$10,962
Park food, merchandise and other	198,897	4,523
Sponsorship, international agreements and accommodations	15,725	3,658
Total revenues	459,787	19,143
Operating expenses (excluding depreciation and amortization shown separately below)	183,768	62,681
Selling, general and administrative expenses (including stock-based compensation of $3,001 and $6,020 in 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	50,205	36,820
Costs of products sold	39,194	2,214
Other net periodic pension benefit	(1,690)	(994)
Depreciation	28,047	29,032
Amortization	5	402
Loss on disposal of assets	719	513
Interest expense	38,113	51,248
Interest income	(65)	(201)
Loss on debt extinguishment	—	5,087
Other expense, net	831	4,252
Income (loss) before income taxes	120,660	(171,911)
Income tax expense (benefit)	29,257	(55,661)
Net income (loss)	91,403	(116,250)
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)
Net income (loss) attributable to Six Flags Entertainment Corporation	$70,520	$(136,894)

Weighted-average common shares outstanding:
Basic:	85,673	84,704
Diluted:	86,751	84,704

Earnings (loss) per average common share outstanding:
Basic:	$0.82	$(1.62)
Diluted:	$0.81	$(1.62)

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	July 4, 2021	June 30, 2020
Park admissions	$289,499	$70,768
Park food, merchandise and other	230,121	34,329
Sponsorship, international agreements and accommodations	22,191	16,549
Total revenues	541,811	121,646
Operating expenses (excluding depreciation and amortization shown separately below)	276,411	168,545
Selling, general and administrative expenses (including stock-based compensation of $9,638 and $10,300 in 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	86,331	73,010
Costs of products sold	46,409	9,974
Other net periodic pension benefit	(3,333)	(1,990)
Depreciation	56,874	59,095
Amortization	11	1,003
Loss on disposal of assets	1,239	393
Interest expense	76,573	78,734
Interest income	(105)	(530)
Loss on debt extinguishment	—	6,106
Other expense, net	8,450	5,812
Loss before income taxes	(7,049)	(278,506)
Income tax benefit	(2,613)	(77,710)
Net loss	(4,436)	(200,796)
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)
Net loss attributable to Six Flags Entertainment Corporation	$(25,319)	$(221,440)

Weighted-average common shares outstanding:
Basic:	85,437	84,680
Diluted:	85,437	84,680

Loss per average common share outstanding:
Basic:	$(0.30)	$(2.62)
Diluted:	$(0.30)	$(2.62)

Cash dividends declared per common share	$—	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	July 4, 2021	June 30, 2020

Net income (loss)	$91,403	$(116,250)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	1,532	1,661
Defined benefit retirement plan (2)	254	193
Change in cash flow hedging (3)	21	9,148
Other comprehensive income, net of tax	1,807	11,002
Comprehensive income (loss)	93,210	(105,248)
Less: Comprehensive income attributable to noncontrolling interests	(20,883)	(20,644)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$72,327	$(125,892)

(1) Foreign currency translation adjustment is presented net of tax expense of $0.3 million and $0.4 million for the three months ended July 4, 2021 and June 30, 2020, respectively.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended July 4, 2021 and June 30, 2020, respectively.

(3) Change in fair value of cash flow hedging is presented net of nominal tax expense for the three months ended July 4, 2021, and net of tax expense of $3.0 million for the three months ended June 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 4, 2021	June 30, 2020
Net loss	$(4,436)	$(200,796)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(441)	(12,537)
Defined benefit retirement plan (2)	509	386
Change in cash flow hedging (3)	3,948	(12,560)
Other comprehensive income (loss), net of tax	4,016	(24,711)
Comprehensive income (loss)	(420)	(225,507)
Less: Comprehensive income attributable to noncontrolling interests	(20,883)	(20,644)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(21,303)	$(246,151)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $0.1 million and $3.3 million for the six months ended July 4, 2021 and June 30, 2020, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.2 million and $0.1 million for the six months ended July 4, 2021 and June 30, 2020, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax expense of $1.3 million for the six months ended July 4, 2021 and net of tax benefit of $4.2 million for the six months ended June 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at March 31, 2020	84,666,505	$2,116	$1,070,900	$(1,815,457)	$(110,423)	$(852,864)
Issuance of common stock	49,276	1	311	—	—	312
Stock-based compensation	—	—	6,020	—	—	6,020
Dividends declared to common shareholders	—	—	—	(1)	—	(1)
Employee stock purchase plan	41,505	2	717	—	—	719
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(136,894)	—	(136,894)
Net other comprehensive income, net of tax	—	—	—	—	11,002	11,002
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at April 4, 2021	85,369,434	$2,134	$1,104,904	$(2,249,207)	$(94,295)	$(1,236,464)
Issuance of common stock	530,239	13	2,303	—	—	2,316
Stock-based compensation	—	—	3,001	—	—	3,001
Payment of tax withholdings on equity-based compensation through shares withheld	(49,454)	(1)	(2,178)	—	—	(2,179)
Employee stock purchase plan	21,737	1	650	—	—	651
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	70,520	—	70,520
Net other comprehensive income, net of tax	—	—	—	—	1,807	1,807
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	82,064	2	732	—	—	734
Stock-based compensation	—	—	10,300	—	—	10,300
Dividends declared to common shareholders	—	—	—	(21,165)	—	(21,165)
Payment of tax withholdings on equity-based compensation through shares withheld	(155)	—	(6)	—	—	(6)
Employee stock purchase plan	41,532	1	717	—	—	718
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(221,440)	—	(221,440)
Net other comprehensive loss, net of tax	—	—	—	—	(24,711)	(24,711)
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	823,836	21	11,374	—	—	11,395
Stock-based compensation	—	—	9,638	—	—	9,638
Payment of tax withholdings on equity-based compensation through shares withheld	(49,454)	(1)	(2,178)	—	—	(2,179)
Employee stock purchase plan	21,673	1	647	—	—	648
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(25,319)	—	(25,319)
Net other comprehensive income, net of tax	—	—	—	—	4,016	4,016
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 4, 2021	June 30, 2020
Cash flows from operating activities:
Net loss	$(4,436)	$(200,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	56,885	60,098
Stock-based compensation	9,638	10,300
Interest accretion on notes payable	554	605
Loss on debt extinguishment	—	6,106
Amortization of debt issuance costs	3,956	2,467
Other, including (gain) loss on disposal of assets	(445)	1,027
Change in accounts receivable	(88,193)	59,984
Change in inventories, prepaid expenses and other current assets	10,393	(28,792)
Change in deposits and other assets	1,099	2,959
Change in ROU operating leases	4,382	(1,753)
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	175,266	40,564
Change in operating lease liabilities	(4,457)	6,780
Change in accrued interest payable	(34,895)	8,699
Deferred income taxes	(414)	(78,951)
Net cash provided by (used in) operating activities	129,333	(110,703)

Cash flows from investing activities:
Additions to property and equipment	(42,250)	(75,623)
Property insurance recoveries	—	2,514
Proceeds from sale of assets	41	—
Net cash used in investing activities	(42,209)	(73,109)

Cash flows from financing activities:
Repayment of borrowings	(2,000)	(526,510)
Proceeds from borrowings	2,000	884,000
Payment of debt issuance costs	—	(21,462)
Payment of cash dividends	(210)	(21,418)
Proceeds from issuance of common stock	11,784	1,452
Payment of tax withholdings on equity-based compensation through shares withheld	(2,179)	(6)
Reduction in finance lease liability	(350)	(184)
Purchase of redeemable noncontrolling interest	(1,115)	(4,976)
Net cash provided by financing activities	7,930	310,896

Effect of exchange rate on cash	73	(5,307)

Net change in cash and cash equivalents	95,127	121,777
Cash and cash equivalents at beginning of period	157,760	174,179
Cash and cash equivalents at end of period	$252,887	$295,956

Supplemental cash flow information
Cash paid for interest	$107,855	$52,462
Cash paid for income taxes	$564	$2,326

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and we are the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of July 4, 2021, 24 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our waterpark at Six Flags Great America, in Gurnee, Illinois, opened as a separate gate in 2021 as Hurricane Harbor Chicago, creating our 27th park.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

The Board of Directors of Six Flags Entertainment Corporation (“Holdings”) determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our reporting calendar with how we operate our business and improve comparability across periods. Our current fiscal year will end on January 2, 2022. This Quarterly Report covers the period January 1, 2021 through July 4, 2021 (“the six months ended July 4, 2021”) and the three month period from April 5, 2021 through July 4, 2021 (“the three months ended July 4, 2021”). The comparison period in the prior year covers the dates January 1, 2020 through June 30, 2020 (“the six months ended June 30, 2020”) and April 1, 2020 through June 30, 2020 (“the three months ended June 30, 2020”).

The 2020 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the six months ended July 4, 2021, are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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

We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter of 2020 using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends continued to improve throughout 2020 and the first half of 2021. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. The COVID-19 pandemic has had and may continue to have an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, and the COVID-19 pandemic’s impact on our guests and suppliers.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of these financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2021 even if we are required to suspend operations due to the COVID-19 pandemic. In addition to reducing expenses and capital expenditures, in April 2020, we increased the revolving credit commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also, in April 2020, Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. In August 2020, we extended the increased revolving credit commitments under the Second Amended and Restated Revolving Loan through December 31, 2022, and extended the suspension of the senior secured leverage ratio financial maintenance covenant through the end of 2021. See Note 3, Long-Term Indebtedness, for more information on these transactions. In connection with the Second Amended and Restated Credit Agreement, we suspended dividend payments and stock repurchases until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant.

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results, including our ability to keep all of our parks open to our guests. We will continue to consider near-term exigencies and the long-term financial health of the business as we take steps to mitigate the consequences of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including any additional actions we have taken, or will take, to minimize the spread of COVID-19 or manage its impact. Our business and financial results could be materially and adversely impacted.

Transformation Plan

During the three and six months ended during July 4, 2021, we incurred the below expenses related to our transformation plan.

Transformation Costs Breakout by Quarter

	Three Months Ended	Six Months Ended
	July 4, 2021	July 4, 2021
Amounts included in "Other expense, net"
Consultant costs	$67	$6,854
Technology modernization costs	976	3,070
Employee termination costs	293	1,108
Total transformation costs	$1,336	$11,032

We incurred expenses of $6.2 million related to our transformation plan during the six months ended June 30, 2020.

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

b.  Income Taxes

We recorded a valuation allowance of $129.4 million, $128.2 million and $134.1 million as of July 4, 2021, December 31, 2020, and June 30, 2020, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of July 4, 2021, December 31, 2020, and June 30, 2020, we had no recorded amounts for accrued interest or penalties.

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

As of July 4, 2021, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At July 4, 2021, we determined that it is not more likely than not that the fair value of our intangible assets were less than their carrying amounts and there were no triggering events.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. We determined that our long-lived assets were recoverable as of July 4, 2021.

e.  Earnings (loss) Per Common Share

Earnings (loss) per common share for the three and six months ended July 4, 2021, and June 30, 2020, was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	July 4, 2021	June 30, 2020	July 4, 2021	June 30, 2020
Net income (loss) attributable to Six Flags Entertainment Corporation	$70,520	$(136,894)	$(25,319)	$(221,440)

Weighted-average common shares outstanding - basic:	85,673	84,704	85,437	84,680
Effect of dilutive stock options and restricted stock units	1,078	—	—	—
Weighted-average common shares outstanding - diluted:	86,751	84,704	85,437	84,680

Earnings (loss) per share - basic:	$0.82	$(1.62)	$(0.30)	$(2.62)
Earnings (loss) per share - diluted:	$0.81	$(1.62)	$(0.30)	$(2.62)

The computation of diluted earnings (loss) per share excluded the effect of 3,509,000 and 5,995,000 antidilutive stock options and restricted stock units for the three months ended July 4, 2021, and June 30, 2020, respectively, and excluded the effect of 5,247,000 and 5,995,000 antidilutive stock options and restricted stock units for the six months ended July 4, 2021, and June 30, 2020, respectively.

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

During the six months ended July 4, 2021, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA and revenue performance targets by 2023. The aggregate payout under these awards if the targets are achieved in 2023 would be 186,000 shares of Holdings’ common stock, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of July 4, 2021, it is not deemed probable that we will achieve the specified performance targets in 2023. Based on the grant date fair value of these performance stock units as determined by the closing market price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2023 is $9.3 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and will record the appropriate expense as necessary.

During the three and six months ended July 4, 2021, and June 30, 2020, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2021	June 30, 2020	July 4, 2021	June 30, 2020
Long-Term Incentive Plan	$2,785	$6,015	$9,347	$10,220
Employee Stock Purchase Plan	216	5	291	80
Total Stock-Based Compensation	$3,001	$6,020	$9,638	$10,300

During the three and six months ended July 4, 2021, we paid $0.2 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares of Holdings’ common stock. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and the membership program. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of July 4, 2021, December 31, 2020, and June 30, 2020, we have recorded an allowance for doubtful accounts of $29.8 million, $3.1 million and $6.4 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

h.  Recently Adopted Accounting Pronouncements

In December 2019, FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 was adopted as of January 1, 2021. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. Our adoption of Update 2019-12 did not have a material impact on our condensed consolidated financial statements and related disclosures.

i.  Recent Accounting Pronouncements

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Interest on the Second Amended and Restated Credit Facility accrues at an annual rate of LIBOR. We do not expect Update 2020-04 to have a material effect on our condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three and six month periods ended July 4, 2021, and June 30, 2020, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended July 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$69,784	$6,826	$8,741	$85,351
Short-term contracts and other (a)	175,381	192,071	6,984	374,436
Total revenues	$245,165	$198,897	$15,725	$459,787

	Three Months Ended June 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$(3,061)	$(163)	$3,580	$356
Short-term contracts and other (a)	14,023	4,686	78	18,787
Total revenues	$10,962	$4,523	$3,658	$19,143

	Six Months Ended July 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$76,794	$7,823	$12,904	$97,521
Short-term contracts and other (a)	212,705	222,298	9,287	444,290
Total revenues	$289,499	$230,121	$22,191	$541,811

	Six Months Ended June 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$2,701	$657	$12,850	$16,208
Short-term contracts and other (a)	68,067	33,672	3,699	105,438
Total revenues	$70,768	$34,329	$16,549	$121,646
(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

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

At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $26.6 million and $35.0 million was recognized as revenue for long-term contracts during the three and six months ended July 4, 2021, respectively. As of July 4, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $112.6 million. At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $4.0 million and $19.6 million was recognized as revenue for long-term contracts during the three and six months ended June 30, 2020, respectively. As of June 30, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $79.3 million.

As of July 4, 2021, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $119.2 million in the remainder of 2021, $18.1 million in 2022, $9.1 million in 2023, $2.5 million in 2024, and $0.8 million in 2025 and thereafter.

3. Long-Term Indebtedness

Credit Facility

As of July 4, 2021, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020.

As of July 4, 2021, December 31, 2020 and June 30, 2020, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.2 million, $20.8 million and $21.3 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of July 4, 2021, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan matures on April 17, 2024.

As of July 4, 2021, December 31, 2020 and June 30, 2020, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into swap agreements with an aggregate notional value of $300 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into additional swap agreements with an aggregate notional value of $400 million to further mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. As of July 4, 2021, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.00%. The Second Amended and Restated Term Loan B matures on April 17, 2026.

In conjunction with a $315.0 million repayment of the Second Amended and Restated Term Loan B in April 2020, certain of our interest rate swap agreements were de-designated as the hedged interest was no longer probable to occur. We hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into counter-agreements to economically offset the impact of the de-designated swap agreements.

2024 Notes, 2025 Notes and 2027 Notes

In June 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due 2024 and, in April 2017, issued an additional $700.0 million of senior unsecured notes due 2024 (together, the “2024 Notes”). In April 2017, Holdings issued $500.0 million of 5.50% senior notes due 2027 (the "2027 Notes"). In April 2020, SFTP issued $725.0 million of 7.00% senior secured notes due 2025 (the “2025 Notes”). As of July 4, 2021, $949.5 million of the 2024 Notes, $725.0 million of the 2025 Notes, and $500.0 million of the 2027 Notes, were issued and outstanding. Interest payments of $23.1 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Interest payments of $25.4 million for the 2025 Notes are due semi-anually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year.

Long-Term Indebtedness Summary

As of July 4, 2021, December 31, 2020 and June 30, 2020, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	July 4, 2021	December 31, 2020	June 30, 2020
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
2024 Notes	949,490	949,490	949,490
2025 Notes	725,000	725,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(3,803)	(4,357)	(4,910)
Deferred financing costs	(23,605)	(26,492)	(28,651)
Total long-term debt	$2,626,082	$2,622,641	$2,619,929

Fair-Value of Long-Term Indebtedness

As of July 4, 2021, December 31, 2020 and June 30, 2020, the fair value of our long-term debt was $2,705.3 million, $2,693.3 million and $2,463.7 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the six months ended July 4, 2021 were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(462)	2,529	—	(613)	1,454
Amounts reclassified from AOCI	—	2,742	680	(860)	2,562
Balances at July 4, 2021	$(27,874)	$(11,548)	$(56,962)	$3,896	$(92,488)

Reclassifications out of AOCI during the three and six months ended July 4, 2021 and June 30, 2020 were as follows:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI	Location of Reclassification into (Loss) Income	July 4, 2021	June 30, 2020	July 4, 2021	June 30, 2020

Amortization of loss on interest rate hedge	Interest expense	$1,381	$15,972	$2,742	$15,852
	Income tax benefit	(347)	(3,980)	(689)	(3,950)
	Net of tax	$1,034	$11,992	$2,053	$11,902

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$340	$258	$680	$515
	Income tax benefit	(86)	(64)	(171)	(128)
	Net of tax	$254	$194	$509	$387

Total reclassifications		$1,288	$12,186	$2,562	$12,289

5.  Derivative Financial Instruments

We hold interest rate swap agreements that mitigate the risk of an increase in the LIBOR rate in effect on our Term Loan B. We enter into derivative contracts for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. As such, in conjunction with the repayment of a portion of our Term Loan B in April 2020, certain of our interest rate swap agreements were de-designated as the hedged interest was no longer probable to occur.

Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in “Prepaid expenses and other current assets” and “Other accrued liabilities,” respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in “Deposits and other assets” and “Other long-term liabilities”, respectively.

The table below presents the fair value of our derivative financial instruments in an asset position as well as their classification on the unaudited condensed consolidated balance sheets as of July 4, 2021, December 31, 2020, and June 30, 2020:

	Derivative Assets
(Amounts in thousands)	July 4, 2021	December 31, 2020	June 30, 2020
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — current	$833	$877	$655
Interest rate swap agreements — non-current	—	585	677
	$833	$1,462	$1,332

The table below presents the fair value of our derivative financial instruments in a liability position as well as their classification on the unaudited condensed consolidated balance sheets as of July 4, 2021, December 31, 2020 and June 30, 2020:

	Derivative Liabilities
(Amounts in thousands)	July 4, 2021	December 31, 2020	June 30, 2020
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — current	$(5,169)	$(5,251)	$(4,639)
Interest rate swap agreements — non-current	(6,434)	(11,633)	(13,693)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — current	(4,830)	(4,875)	(4,345)
Interest rate swap agreements — non-current	(6,549)	(9,032)	(11,395)
	$(22,982)	$(30,791)	$(34,072)

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of July 4, 2021, December 31, 2020, and June 30, 2020, respectively, consisted of the following:

(Amounts in thousands)	Asset Derivatives
		July 4, 2021	December 31, 2020	June 30, 2020
	Balance Sheet Classifications	Fair Value	Fair Value	Fair Value
Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Other current assets	$429	$877	$655
Interest rate contracts	Other long-term liabilities	(72)	585	677
Total derivatives not designated as hedging instruments under ASC 815		$357	$1,462	$1,332

Total asset derivatives		$357	$1,462	$1,332

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of July 4, 2021, December 31, 2020, and June 30, 2020, respectively, consisted of the following:

(Amounts in thousands)	Liability Derivatives
		July 4, 2021	December 31, 2020	June 30, 2020
	Balance Sheet Classifications	Fair Value	Fair Value	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate contracts	Other accrued liabilities	$(5,169)	$(5,251)	$(4,639)
Interest rate contracts	Other long-term liabilities	(6,434)	(11,633)	(13,693)
Total derivatives designated as hedging instruments under ASC 815		$(11,603)	$(16,884)	$(18,332)

Derivatives not designated as hedging instruments under ASC 815
Interest rate contracts	Other current assets	$404	$—	$—
Interest rate contracts	Other accrued liabilities	(4,830)	(4,875)	(4,345)
Interest rate contracts	Other long-term liabilities	(6,478)	(9,032)	(11,395)
Total derivatives not designated as hedging instruments under ASC 815		$(10,904)	$(13,907)	$(15,740)

Total liability derivatives		$(22,507)	$(30,791)	$(34,072)

Losses before taxes on derivatives not designated as a cash flow hedge of a nominal amount and $0.1 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three and six months ended July 4, 2021, respectively.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the condensed consolidated statements of operations for the three and six months ended July 4, 2021, and June 30, 2020, were as follows:

Three Months Ended July 4, 2021 and June 30, 2020

	Loss		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2021	2020	2021	2020
Interest rate swap agreements	$(1,354)	$(3,786)	$(1,381)	$(1,044)
Total	$(1,354)	$(3,786)	$(1,381)	$(1,044)

Six Months Ended July 4, 2021 and June 30, 2020

	Gain (Loss)		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2021	2020	2021	2020
Interest rate swap agreements	$2,529	$(32,580)	$(2,742)	$(924)
Total	$2,529	$(32,580)	$(2,742)	$(924)

As of July 4, 2021, we expect to reclassify net losses of $5.1 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of derivatives.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of July 4, 2021, our share of the distribution will be approximately $33.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues.Pursuant to the 2021 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put"), in May 2021, we purchased 0.125 limited partnership units in the Georgia partnership for $0.5 million and we purchased 0.25 units from the Texas partnership for $0.6 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2021 at both parks is approximately $522.3 million, representing approximately 68.5% of the outstanding units of SFOG and 46.0% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would cause the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of July 4, 2021, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of July 4, 2021, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $9.1 million of capital expenditures at the Partnership Parks during the 2020 season and intend to incur approximately $12.0 million of capital expenditures at these parks for the 2021 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks used approximately $5.0 million of cash in 2020 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of both July 4, 2021, and December 31, 2020, we had total loans receivable outstanding of $288.3 million and as of June 30, 2020, we had loans outstanding of $239.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of July 4, 2021, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.3 million and $290.7 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2020	$242,595	$280,781	$523,376
Purchase of redeemable units	(603)	(512)	(1,115)
Fresh start accounting fair market value adjustment for purchased units	(126)	(68)	(194)
Net income attributable to noncontrolling interests	10,433	10,450	20,883
Balance at July 4, 2021	$252,299	$290,651	$542,950

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of July 4, 2021 was approximately $242.0 million and $280.3 million, respectively.

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

Litigation

Privacy Class Action Lawsuits

On January 7, 2016, a putative class action complaint was filed against Holdings in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. On May 7, 2021, the parties entered into a settlement agreement to resolve the lawsuit, and preliminary approval was granted by the court on May 14, 2021.

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. On October 20, 2020, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, and final approval was granted by the court on June 18, 2021.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice. Plaintiffs filed a motion to amend or set aside judgment on March 31, 2021, which the court denied on July 26, 2021. We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corporation Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. On April 28, 2021, the court granted defendants’ motion, dismissing the consolidated complaint in its entirety and with prejudice and denying leave to amend. Plaintiffs’ time to appeal the judgment dismissing this action in its entirety and with prejudice and denying leave to amend lapsed in May 2021.

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

Wage and Hour Class Action Lawsuits

On March 8, 2016, certain plaintiffs filed a complaint against one of our subsidiaries in the Superior Court of Massachusetts, Suffolk County, on behalf of a purported class of current and former employees of Six Flags New England. The complaint alleges violations of Massachusetts law governing employee overtime and rest breaks, and seeks damages in the form of unpaid wages for overtime and meal breaks and related penalties. On November 12, 2020, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and final approval was granted by the court on March 31, 2021, and the case was dismissed on June 23, 2021.

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages and related penalties, and attorneys’ fees and costs. Following mediation on November 30, 2020, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. An amended complaint was filed on November 24, 2019. On April 6, 2020, a copycat complaint was filed by the same law firm on behalf of a different named plaintiff alleging nearly identical causes of action. The complaints allege violations of California law governing payment of wages, wage statements, and background checks, and seek unpaid wages and statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. We intend to vigorously defend ourselves against these lawsuits. Since they are in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

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

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On April 22, 2021, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, which is subject to preliminary and final approval by the court.

7.  Business Segments

We have only one reportable segment - parks. All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of July 4, 2021, December 31, 2020, and June 30, 2020:

	As of
(Amounts in thousands)	July 4, 2021	December 31, 2020	June 30, 2020
Domestic	$2,304,446	$2,317,009	$2,363,884
Foreign	132,116	134,805	124,715
Total	$2,436,562	$2,451,814	$2,488,599

Revenues and loss before income taxes by domestic and foreign categories for the six months ended July 4, 2021, and June 30, 2020:

	Domestic	Foreign	Total
2021	(Amounts in thousands)
Revenues	$521,346	$20,465	$541,811
Loss before income taxes	(1,753)	(5,296)	(7,049)
2020
Revenues	$108,601	$13,045	$121,646
Loss before income taxes	(266,914)	(11,592)	(278,506)

8.  Pension Benefits

We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended July 4, 2021, and June 30, 2020:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 4, 2021	June 30, 2020	July 4, 2021	June 30, 2020
Service cost	$275	$325	$550	$650
Interest cost	1,275	1,622	2,550	3,245
Expected return on plan assets	(3,069)	(3,279)	(6,138)	(6,558)
Amortization of net actuarial loss	340	258	680	515
Total net periodic benefit	$(1,179)	$(1,074)	$(2,358)	$(2,148)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	July 4, 2021	June 30, 2020	July 4, 2021	June 30, 2020
Discount rate	2.20%	3.00	2.20%	3.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	6.50	5.75%	6.50%

Employer Contributions

During the six months ended June 30, 2020, we made pension contributions of $1.5 million. We did not make any pension contributions during the six month period ended July 4, 2021.

9. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 4, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2025 Notes and the 2027 Notes. In April 2020 and August 2020, in connection with amendments to the Second Amended and Restated Credit Facility, we suspended dividend payments and stock repurchases due to the impact of the COVID-19 pandemic until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage financial maintenance covenant. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for a longer duration.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2020 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2020 Annual Report.

Overview

General

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 27 regional theme parks and waterparks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our waterpark at Six Flags Great America, in Gurnee, Illinois, opened as a separate gate in 2021 as Hurricane Harbor Chicago, creating our 27th park. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

The results of operations for the three and six months ended July 4, 2021, June 30, 2020 and June 30, 2019, are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. Due to the COVID-19 pandemic, we temporarily suspended operations at our parks beginning March 13, 2020. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. Attendance trends continued to improve throughout 2020 and the first half of 2021.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 53%, 58% and 53% of total revenues during the six months ended July 4, 2021, June 30, 2020 and June 30, 2019, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first six months of 2021, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased relative to the comparable period in the prior year, as a result of the re-opening of all of our parks and the related increase in operating days. Our attendance trends continue to improve when compared to 2019, which offers a better comparison than to 2020 because we closed all of our parks in March 2020 and many of our parks remained closed or had curtailed operations through second quarter 2020.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed when our parks are operating, as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. During 2020, while all of our parks were temporarily closed due to the COVID-19 pandemic, we reduced a significant portion of these expenses, including eliminating the majority of our seasonal labor and advertising expense. These cost-savings were partially offset by the increased costs related to enhanced sanitization and preventative measures implemented when the parks reopened to help minimize the spread of COVID-19. We may face additional costs in the future in complying with any new federal, state or local regulations or industry best practices established in response to the COVID-19 pandemic, as well as from general wage rate pressure.

Transformation Plan

Prior to the pandemic, we initiated a transformation plan. The transformation plan consists of both revenue and cost initiatives designed to improve our core operational effectiveness and to support our strategy, delivering sustainable value creation over time. Our strategy is to create thrilling, memorable experiences at our regional parks, delivered by a diverse and empowered team, through industry-leading innovation and technology. The strategy is driven by three focus areas: (i) modernizing the guest experience through technology, (ii) continuously improving operational efficiency, and (iii) driving financial excellence. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

Due to the outbreak of the COVID-19 pandemic in early 2020 and the resulting park closures, management redirected its focus on steering us through this crisis, causing a delay in our transformation plan. However, in the latter half of 2020, we made significant progress on our transformation plan. For example, in October 2020, we reduced our full-time headcount costs by approximately 10%. From a cost perspective, we closed two satellite offices, initiated centralized negotiations with several vendors to reduce procurement costs, and piloted a program to use our variable labor more efficiently and effectively. From a revenue perspective, we improved our menu assortment, pricing and merchandizing strategy, developed a new tool to optimize media spending, improved our website, and made progress on optimizing our ticket revenue by adjusting the relative prices of our tickets, allowing us to attract incremental single-day guests and increasing park utilization.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in the 2020 Annual Report.

Results of Operations

Three Months Ended July 4, 2021 Compared to Three Months Ended June 30, 2020 and Three Months Ended June 30, 2019

The following table sets forth summary financial information for the three months ended July 4, 2021, June 30, 2020, and June 30, 2019.

	Three Months Ended			Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	July 4, 2021	June 30, 2020	June 30, 2019	2021 to 2020	2021 to 2019
Total revenue	$459,787	$19,143	$477,210	N/M	(4)%
Operating expenses	183,768	62,681	178,348	N/M	3%
Selling, general and administrative expenses	50,205	36,820	59,723	36%	(16)%
Cost of products sold	39,194	2,214	43,513	N/M	(10)%
Other net periodic pension benefit	(1,690)	(994)	(1,055)	70%	60%
Depreciation and amortization	28,052	29,434	29,275	(5)%	(4)%
Loss (gain) on disposal of assets	719	513	(690)	40%	N/M
Interest expense, net	38,048	51,047	29,572	(25)%	29%
Loss on extinguishment of debt	—	5,087	6,231	N/M	N/M
Other expense (income), net	831	4,252	(1,278)	(80)%	N/M
Income (loss) before income taxes	120,660	(171,911)	133,571	N/M	(10)%
Income tax expense (benefit)	29,257	(55,661)	33,675	N/M	(13)%
Net income (loss)	91,403	(116,250)	99,896	N/M	(9)%
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)	(20,377)	1%	2%
Net income (loss) attributable to Six Flags Entertainment Corporation	$70,520	$(136,894)	$79,519	N/M	(11)%

Other Data:
Attendance	8,550	433	10,508	N/M	(19)%
Total revenue per capita	$53.78	$44.22	$45.41	22%	18%

Revenue

Revenue for the three months ended July 4, 2021, totaled $459.8 million, an increase of $440.6 million compared to the $19.1 million for the three months ended June 30, 2020. Due to the COVID-19 pandemic, we suspended operations at all of our domestic parks in March 2020. The increase in operating days in the three months ended July 4, 2021 compared to the three months ended June 30, 2020 drove the majority of the revenue increase versus the prior year period. Due to the reporting change in our fiscal quarter to April 5, 2021 through July 4, 2021, we recognized an additional $32 million in revenue when compared to the period April 1, 2020 through June 30, 2020. We also recorded additional attendance of approximately 614,000 guests during the fiscal quarter compared to the calendar quarter.

Revenue for the three months ended July 4, 2021, totaled $459.8 million, a decrease of $17.4 million, or 4%, compared to the $477.2 million for the three months ended June 30, 2019. The decrease was due primarily to a reduction in sponsorship, international agreements and accommodations revenues largely due to the termination of our international agreements in China and Dubai in 2020 and 2019, respectively, and lower sponsorship revenue due to COVID-19.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended July 4, 2021, increased by $16.17, to $51.94, compared to the three months ended June 30, 2020 primarily as a result of a $3.35, or 13% increase in admissions revenue per capita and a $12.82 increase in non-admissions revenue per capita.

Total guest spending per capita improved by $9.67 during the three months ended July 4, 2021 compared to the three months ended June 30, 2019, primarily as a result of a $5.02, or 28%, increase in non-admissions revenue per capita by strong consumer spending trends and early progress on several of our transformation initiatives, and a $4.65, or 19%, increase in admissions revenue per capita as a result of our revenue management initiatives and a shorter average season for 2021 season passes compared to 2019, resulting in fewer assumed visits per pass. Most 2021 season passes have been sold later in the season than in 2019, resulting in season pass revenue being recognized over a shorter period and higher admissions revenue per capita.

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

Operating expenses

Operating expenses for the three months ended July 4, 2021 increased $121.1 million compared to the three months ended June 30, 2020 primarily as a result of the re-opening of all of our 27 parks and increased costs related to increased sanitization and additional preventative measures to help minimize the spread of COVID-19. The increases in operating expenses were partially offset by cost savings during the quarter driven by our transformation plan.

Operating expenses for the three months ended July 4, 2021 increased $5.4 million compared to the period ended June 30, 2019, primarily as a result of costs related to sanitization and additional preventative measures to help minimize the spread of COVID-19. The increases in operating expenses were partially offset by cost savings during the quarter driven by our transformation plan. During the second quarter, wage rate increases and higher incentive accruals were partially offset by fewer total employee hours worked as a result of the national labor shortage.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 4, 2021 increased $13.4 million, or 36%, compared to the three months ended June 30, 2020. During 2020, we reduced executive officer salaries and the salaries of many other corporate employees by 25% temporarily due to uncertainty with COVID-19. During 2021, the reduction in expenses reflected savings measures from our transformation plan and lower advertising costs compared to 2019.

Selling, general and administrative expenses for the three months ended July 4, 2021 decreased $9.5 million, or 16%, compared to the three months ended June 30, 2019. Selling, general and administrative costs would have further decreased compared to 2019 if not for our centralization initiative from our transformation plan, which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative rather than operating expenses.

Cost of products sold

Cost of products sold in the three months ended July 4, 2021, increased $37.0 million compared to the three months ended June 30, 2020, primarily due to the COVID-19 related suspension of operations at each of our parks during 2020.

Cost of products sold in three months ended July 4, 2021, decreased $4.3 million, or 10%, compared to the three months ended June 30, 2019, primarily as a result of lower in-park sales due to lower attendance and product mix.

Depreciation and amortization

Depreciation and amortization expense for the three months ended July 4, 2021, decreased $1.4 million, or 5%, compared to the three months ended June 30, 2020. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Depreciation and amortization expense for the three months ended July 4, 2021, decreased $1.2 million, or 4%, compared to the three months ended June 30, 2019. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Loss (gain) on disposal of assets

We recognized a $0.7 million loss on disposal of assets for the three months ended July 4, 2021, compared to a loss on disposal of assets of $0.5 million for the three months ended June 30, 2020. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

We recognized a gain on disposal of assets of $0.7 million for the three months ended June 30, 2019. The gain was primarily driven by insurance proceeds from a flood we experienced at Six Flags Over Texas in September 2018.

Interest expense, net

Interest expense, net decreased $13.0 million, or 25%, for the three months ended July 4, 2021, compared to the three months ended June 30, 2020 primarily due to the de-designation of our swap agreements in April 2020, which resulted in a $14.9 million reclassification from accumulated other comprehensive loss to interest expense in the unaudited consolidated statement of operations.

Interest expense, net increased $8.5 million, or 29%, compared to the three months ended June 30, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax expense (benefit)

Income tax expense for the three months ended July 4, 2021 was $29.3 million reflecting an effective tax rate of 24%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation.

Results of Operations

Six Months Ended July 4, 2021 Compared to Six Months Ended June 30, 2020 and Six Months Ended June 30, 2019

The following table sets forth summary financial information for the six months ended July 4, 2021, June 30, 2020 and June 30, 2019:

				Percentage Change (%)
	Six Months Ended			2021 to	2021 to
(Amounts in thousands, except per capita data)	July 4, 2021	June 30, 2020	June 30, 2019	2020	2019
Total revenue	$541,811	$121,646	$605,403	N/M	(11)%
Operating expenses	276,411	168,545	292,870	64%	(6)%
Selling, general and administrative expenses	86,331	73,010	99,833	18%	(14)%
Costs of products sold	46,409	9,974	53,788	N/M	(14)%
Other net periodic pension benefit	(3,333)	(1,990)	(2,110)	67%	58%
Depreciation and amortization	56,885	60,098	58,348	(5)%	(3)%
Loss on disposal of assets	1,239	393	446	0	N/M
Interest expense, net	76,468	78,204	57,920	(2)%	32%
Loss on debt extinguishment	—	6,106	6,231	N/M	N/M
Other expense (income), net	8,450	5,812	(1,705)	45%	N/M
(Loss) income before income taxes	(7,049)	(278,506)	39,782	(97)%	N/M
Income tax (benefit) expense	(2,613)	(77,710)	9,018	(97)%	N/M
Net (loss) income	(4,436)	(200,796)	30,764	N/M	N/M
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)	(20,377)	1%	2%
Net (loss) income attributable to Six Flags Entertainment Corporation	$(25,319)	$(221,440)	$10,387	N/M	N/M

Other Data:
Attendance	9,895	2,016	12,675	N/M	(22)%
Total revenue per capita	$54.76	$60.34	47.76	(9)%	15%

Revenue

Revenue for the six months ended July 4, 2021, totaled $541.8 million, an increase of $420.2 million compared to $121.6 million for the six months ended June 30, 2020. In March 2020, we suspended operations at all of our parks due to the COVID-19 pandemic. The increase in operating days during the six months ended July 4, 2021 compared to the six months ended June 30, 2020 drove the majority of the revenue increase versus the prior year period. Due to the reporting change in our fiscal year, we added four extra days to the first half of the year. From July 1, 2021 through July 4, 2021, we recognized approximately $49 million in revenue that traditionally would have been recognized during the third quarter. We also recorded attendance of approximately 907,000 guests during those four days.

Revenue for the six months ended July 4, 2021, totaled $541.8 million, a decrease of $63.6 million, or 11% compared to $605.4 million for the six months ended June 30, 2019. The decrease in revenue was primarily attributable to fewer operating days during the first quarter of the year due to pandemic-related park closures and a reduction in sponsorship, international agreements and accommodations revenue compared to 2019, due primarily to the termination of our international agreements in China and Dubai in 2020 and 2019, respectively; and lower accommodations and sponsorship revenue due to COVID-19. The decreases were partially offset by the revenue attributable to the additional four operating days as a result of the reporting change in our fiscal year.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the six months ended July 4, 2021, increased by $0.38, to $52.51, compared to the six months ended June 30, 2020, primarily as a result of a $6.22, or 37%, increase in non-admissions revenue per capita and offset by a decrease of $5.84 in admissions revenue per capita. The decrease in admissions revenue per capita was primarily due to recurring monthly membership revenue in the first quarter of 2020 from memberships that continued on a monthly basis past the initial twelve-month commitment period. Prior to the temporary suspension of park operations, these monthly payments were recognized as received and spread over a lower attendance base. The increase in non-admissions revenue per capita was primarily driven by guest opportunities to spend inside of the parks during 2021, while during 2020, a large percentage of our guests visited our drive-through safari at Six Flags Great Adventure, which did not provide an opportunity for in-park spending.

Total guest spending per capita improved by $9.18 compared to the six months ended June 30, 2019, primarily as a result of a $5.05, or 28%, increase in non-admissions revenue per capita, driven by early progress on several of our transformation initiatives and strong consumer spending trends, and a $4.13, or 16%, increase in admissions revenue per capita driven by our revenue management initiatives and a shorter average season for 2021 season passes compared to 2019, resulting in fewer assumed visits per pass. Most 2021 season passes have been sold later in the season than in 2019, resulting in season pass revenue being recognized over a shorter period and higher admissions revenue per capita.

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

Operating expenses

Operating expenses for the six months ended July 4, 2021, increased $107.9 million, or 64%, compared to the same period in the prior year primarily as a result of the re-opening of all of our 27 parks in 2021, while many were closed or operating at reduced capacity in 2020, and increased costs related to increased sanitization and additional preventative measures to help minimize the spread of COVID-19.

Operating expenses decreased $16.5 million, or 6%, compared to the period ended June 30, 2019. The decreases in operating expenses were partially due to cost many of our parks operating fewer days and at reduced capacities due to the COVID-19 pandemic, and cost savings during the quarter driven by our transformation plan. During the second quarter, wage rate increases and higher incentive accruals were partially offset by fewer total employee hours worked as a result of the national labor shortage.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 4, 2021, increased $13.3 million, or 18%, compared to the six months ended June 30, 2020 primarily due to a 25% reduction in executive officer salaries and the salaries of many other corporate employees during 2020 temporarily due to uncertainty with COVID-19.

Selling, general and administrative expenses for the six months ended July 4, 2021 decreased $13.5 million, or 14%, compared to the six months ended June 30, 2019. During 2021, the reduction in expenses reflected savings measures from our transformation plan and lower advertising costs compared to 2019. The selling, general and administrative costs would have further decreased compared to 2019 if not for our centralization initiative from our transformation plan, which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative rather than operating expenses.

Cost of products sold

Cost of products sold in the six months ended July 4, 2021, increased $36.4 million compared to the six months ended June 30, 2020, primarily due to the COVID-19 related suspension of operations at each of our parks during 2020.

Cost of products sold in six months ended July 4, 2021, decreased $7.4 million, or 14%, for the six months ended June 30, 2019, primarily as a result of lower in-park sales due to lower attendance and a higher mix of rental and parking revenue which has a lower cost of goods sold.

Depreciation and amortization expense

Depreciation and amortization expense for the six months ended July 4, 2021, decreased $3.2 million, or 5%, compared to the six months ended June 30, 2020 primarily as a result of asset retirements, and reduced capital expenditures due to COVID-19 reductions implemented in 2020.

Depreciation and amortization expense for the six months ended July 4, 2021, decreased $1.5 million, or 3%, compared to the six months ended June 30, 2019. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Loss on disposal of assets

We recognized a $1.2 million loss on disposal of assets for the six months ended July 4, 2021 compared to a loss on disposal of assets of $0.4 million for the six months ended June 30, 2020 and June 30, 2019. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net decreased $1.7 million, or 2%, for the six months ended July 4, 2021, compared to the six months ended June 30, 2020, primarily due to the de-designation of our swap agreements in April 2020. This resulted in a $14.9 million reclassification from accumulated other comprehensive loss to interest expense in the unaudited consolidated statement of operations partially offset by interest related to the 2025 Notes that were issued in April 2020.

Interest expense, net increased $18.5 million, or 32%, compared to the six months ended June 30, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax (benefit) expense

Income tax benefit for the six months ended July 4, 2021 was $2.6 million for an effective tax rate of 37%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation. Additionally, the increase in our effective tax rate above the federal statutory rate in the current period was driven by discrete tax benefits realized on excess tax benefits generated on the vesting and distribution of noncash compensation during the current period.

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

Holdings did not pay any dividends during the six months ended July 4, 2021. During the six months ended June 30, 2020, Holdings paid $21.2 million in cash dividends on its common stock. During the six months ended July 4, 2021 and June 30, 2020, we paid $0.2 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

As of July 23, 2021, Holdings has repurchased 4,607,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April and August 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue these suspensions for a longer duration. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

Based on historical and anticipated operating results, we believe cash flow from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. For the years 2019 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million of taxable income per year. We expect taxable income in excess of the annual limitation in those years will be offset by net operating losses generated during 2020. In accordance with the CARES Act, net operating loss carryforwards generated in 2020 are not subject to expiration and will carryforward indefinitely.

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

As of July 4, 2021, our total indebtedness, net of discount and deferred financing costs, was approximately $2,626.1 million. As of July 4, 2021, based on (i) non-revolving credit debt outstanding on that date, (ii) estimated interest rates for floating-rate debt, and (iii) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $160 million and $150 million during 2021 and 2022, respectively.

As of July 4, 2021, we had approximately $252.9 million of unrestricted cash and $460.8 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the six months ended July 4, 2021, net cash provided by operating activities was $129.3 million, compared to net cash used in operating activities of $110.7 million in the prior year period. The significant increase in net cash provided by operating activities was due to an increase in operations during 2021 as we have been able to re-open and operate all of our parks following the temporary COVID-19 suspension of operations at all locations in 2020. Net cash used in investing activities during the six months ended July 4, 2021, and June 30, 2020, was $42.2 million and $73.1 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease is attributable to the reduction in spending on capital expenditures due to the uncertainty around the ongoing COVID-19 pandemic. Net cash provided by financing activities during the six months ended July 4, 2021, was $7.9 million and was primarily due to the issuance of common stock related to the exercise of stock options. Net cash provided by financing activities was $310.9 million during the six months ended June 30, 2020, primarily due to the issuance of the 2025 Notes, partially offset by the $315.0 repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020, and the payment of $21.4 million in cash dividends.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 4, 2021, there were no material changes in our market risk exposure from that disclosed in the 2020 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of July 4, 2021, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended July 4, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the 2020 Annual Report. For a discussion of these risk rates, please see “Item 1A. Risk Factors” contained in the 2020 Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 23, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the recent amendments to the Second Amended and Restated Credit Facility, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments of $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant. Accordingly, there were no stock repurchases during the three months ended July 4, 2021.

ITEM 6.   EXHIBITS

Exhibit 3.1

Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 6, 2021

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2021, formatted in Inline XBRL

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	July 28, 2021	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	July 28, 2021	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President and Chief Financial Officer