Form 10-Q
period 2021-10-03
Six Flags Entertainment Corp
filed 2021-10-27
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 3, 2021 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At October 22, 2021, Six Flags Entertainment Corporation had 85,983,101 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) the operation of our parks in light of the global coronavirus pandemic (“COVID-19”) including actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of COVID-19, (ii) the duration and severity of COVID-19, the impact of virus variants, and the rate of vaccinations, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our ability to improve operating results, profitability and resilience by adopting and implementing a new strategic plan, (v) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) our expectations regarding the timing, costs, benefits and results of our transformation plan, (vii) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (viii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (ix) our ability to obtain additional financing, (x) our expectations regarding future interest payments, (xi) our expectations regarding the effect of certain accounting pronouncements, (xii) our expectations regarding the cost or outcome of any litigation or other disputes, (xiii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, (xiv) our expectations regarding uncertain tax positions, and (xv) our expectations regarding our deferred revenue growth.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements, or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;

•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"), and in this Quarterly Report.

All forward-looking statements in this Quarterly Report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this Quarterly Report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we can provide no assurance that such expectations will be realized, and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of COVID-19, virus variants, and the rate of vaccinations could heighten many of the risk factors described herein.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	October 3, 2021	December 31, 2020	September 30, 2020
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$389,857	$157,760	$213,907
Accounts receivable, net	137,575	36,610	48,500
Inventories	28,996	39,191	43,892
Prepaid expenses and other current assets	65,715	73,179	75,266
Total current assets	622,143	306,740	381,565
Property and equipment, net:
Property and equipment, at cost	2,454,929	2,408,690	2,386,409
Accumulated depreciation	(1,226,947)	(1,157,403)	(1,120,776)
Total property and equipment, net	1,227,982	1,251,287	1,265,633
Other assets:
Right-of-use operating leases, net	189,616	196,711	198,061
Debt issuance costs	5,433	7,034	7,568
Deposits and other assets	5,949	7,103	8,324
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $255, $238 and $24,232 as of October 3, 2021, December 31, 2020 and September 30, 2020, respectively	344,193	344,198	344,203
Total other assets	1,204,809	1,214,664	1,217,774
Total assets	$3,054,934	$2,772,691	$2,864,972

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$60,659	$26,582	$36,716
Accrued compensation, payroll taxes and benefits	48,543	22,031	20,348
Accrued insurance reserves	29,259	31,060	31,592
Accrued interest payable	33,220	60,184	44,085
Other accrued liabilities	115,552	93,369	78,249
Deferred revenue	224,083	205,125	198,563
Short-term lease liabilities	11,004	14,054	18,803
Total current liabilities	522,320	452,405	428,356
Noncurrent liabilities:
Long-term debt	2,627,803	2,622,641	2,620,920
Long-term lease liabilities	176,670	187,432	183,065
Other long-term liabilities	29,705	43,553	39,688
Deferred income taxes	150,531	101,831	125,628
Total noncurrent liabilities	2,984,709	2,955,457	2,969,301
Total liabilities	3,507,029	3,407,862	3,397,657

Redeemable noncontrolling interests	542,950	523,376	544,020

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 85,981,788, 85,075,901 and 84,950,618 shares issued and outstanding at October 3, 2021, December 31, 2020 and September 30, 2020, respectively	2,149	2,126	2,124
Capital in excess of par value	1,118,353	1,089,199	1,086,221
Accumulated deficit	(2,021,252)	(2,153,368)	(2,067,600)
Accumulated other comprehensive loss, net of tax	(94,295)	(96,504)	(97,450)
Total stockholders' deficit	(995,045)	(1,158,547)	(1,076,705)
Total liabilities and stockholders' deficit	$3,054,934	$2,772,691	$2,864,972

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	October 3, 2021	September 30, 2020
Park admissions	$345,217	$72,920
Park food, merchandise and other	280,499	49,342
Sponsorship, international agreements and accommodations	12,568	4,065
Total revenues	638,284	126,327
Operating expenses (excluding depreciation and amortization shown separately below)	228,119	113,833
Selling, general and administrative expenses (including stock-based compensation of $7,876 and $7,907 in 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	64,356	41,568
Costs of products sold	54,100	12,980
Other net periodic pension benefit	(76)	(995)
Depreciation	28,047	28,780
Amortization	6	5
Loss on disposal of assets	624	10,065
Interest expense	38,224	38,500
Interest income	(129)	(108)
Other expense, net	346	13,470
Income (loss) before income taxes	224,667	(131,771)
Income tax expense (benefit)	46,543	(36,243)
Net income (loss)	178,124	(95,528)
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)
Net income (loss) attributable to Six Flags Entertainment Corporation	$157,241	$(116,172)

Weighted-average common shares outstanding:
Basic:	85,919	84,829
Diluted:	87,259	84,829

Earnings (loss) per average common share outstanding:
Basic:	$1.83	$(1.37)
Diluted:	$1.80	$(1.37)

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	October 3, 2021	September 30, 2020
Park admissions	$634,716	$143,688
Park food, merchandise and other	510,620	83,671
Sponsorship, international agreements and accommodations	34,759	20,614
Total revenues	1,180,095	247,973
Operating expenses (excluding depreciation and amortization shown separately below)	504,530	282,378
Selling, general and administrative expenses (including stock-based compensation of $17,514 and $18,207 in 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	150,687	114,578
Costs of products sold	100,509	22,954
Other net periodic pension benefit	(3,409)	(2,985)
Depreciation	84,921	87,875
Amortization	17	1,008
Loss on disposal of assets	1,863	10,458
Interest expense	114,797	117,234
Interest income	(234)	(638)
Loss on debt extinguishment	—	6,106
Other expense, net	8,796	19,282
Income (loss) before income taxes	217,618	(410,277)
Income tax expense (benefit)	43,930	(113,953)
Net income (loss)	$173,688	$(296,324)
Less: Net income attributable to noncontrolling interests	(41,766)	(41,288)
Net income (loss) attributable to Six Flags Entertainment Corporation	$131,922	$(337,612)

Weighted-average common shares outstanding:
Basic:	85,596	84,730
Diluted:	87,078	84,730

Earnings (loss) per average common share outstanding:
Basic:	$1.54	$(3.98)
Diluted:	$1.51	$(3.98)

Cash dividends declared per common share	$—	$0.25

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
(Amounts in thousands)	October 3, 2021	September 30, 2020

Net income (loss)	$178,124	$(95,528)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(2,646)	1,831
Defined benefit retirement plan (2)	271	177
Change in cash flow hedging (3)	568	(37)
Other comprehensive (loss) income, net of tax	(1,807)	1,971
Comprehensive income (loss)	$176,317	$(93,557)
Less: Comprehensive income attributable to noncontrolling interests	(20,883)	(20,644)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$155,434	$(114,201)

(1) Foreign currency translation adjustment is presented net of tax benefit of $0.7 million for the three months ended October 3, 2021 and net of tax expense of $0.5 million for the three months ended September 30, 2020.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended October 3, 2021 and September 30, 2020, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax expense of $0.2 million for the three months ended October 3, 2021, and net of nominal tax benefit for the three months ended September 30, 2020.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 3, 2021	September 30, 2020
Net income (loss)	$173,688	$(296,324)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(3,087)	(10,706)
Defined benefit retirement plan (2)	780	563
Change in cash flow hedging (3)	4,516	(12,597)
Other comprehensive income (loss), net of tax	2,209	(22,740)
Comprehensive income (loss)	$175,897	$(319,064)
Less: Comprehensive income attributable to noncontrolling interests	(41,766)	(41,288)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$134,131	$(360,352)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $0.8 million and $2.8 million for the nine months ended October 3, 2021 and September 30, 2020, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.3 million and $0.2 million for the nine months ended October 3, 2021 and September 30, 2020, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax expense of $1.5 million for the nine months ended October 3, 2021 and net of tax benefit of $4.1 million for the nine months ended September 30, 2020, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at June 30, 2020	84,757,286	$2,119	$1,077,948	$(1,951,428)	$(99,421)	$(970,782)
Issuance of common stock	195,468	5	414	—	—	419
Stock-based compensation	—	—	7,907	—	—	7,907
Payment of tax withholdings on equity-based compensation through shares withheld	(2,136)	—	(48)	—	—	(48)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(116,172)	—	(116,172)
Net other comprehensive income, net of tax	—	—	—	—	1,971	1,971
Balances at September 30, 2020	84,950,618	$2,124	$1,086,221	$(2,067,600)	$(97,450)	$(1,076,705)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)
Issuance of common stock	110,370	2	1,819	—	—	1,821
Stock-based compensation	—	—	7,876	—	—	7,876
Payment of tax withholdings on equity-based compensation through shares withheld	(508)	—	(22)	—	—	(22)
Employee stock purchase plan	(30)	—	—	—	—	—
Net income attributable to Six Flags Entertainment Corporation	—	—	—	157,241	—	157,241
Net other comprehensive loss, net of tax	—	—	—	—	(1,807)	(1,807)
Balances at October 3, 2021	85,981,788	$2,149	$1,118,353	$(2,021,252)	$(94,295)	$(995,045)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	277,532	7	1,146	—	—	1,153
Stock-based compensation	—	—	18,207	—	—	18,207
Dividends declared to common shareholders	—	—	—	(21,165)	—	(21,165)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,291)	—	(54)	—	—	(54)
Employee stock purchase plan	41,532	1	717	—	—	718
Fresh start valuation adjustment for partnership park units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(337,612)	—	(337,612)
Net other comprehensive loss, net of tax	—	—	—	—	(22,740)	(22,740)
Balances at September 30, 2020	84,950,618	$2,124	$1,086,221	$(2,067,600)	$(97,450)	$(1,076,705)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	934,206	23	13,193	—	—	13,216
Stock-based compensation	—	—	17,514	—	—	17,514
Payment of tax withholdings on equity-based compensation through shares withheld	(49,962)	(1)	(2,200)	—	—	(2,201)
Employee stock purchase plan	21,643	1	647	—	—	648
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	131,922	—	131,922
Net other comprehensive income, net of tax	—	—	—	—	2,209	2,209
Balances at October 3, 2021	85,981,788	$2,149	$1,118,353	$(2,021,252)	$(94,295)	$(995,045)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 3, 2021	September 30, 2020
Cash flows from operating activities:
Net income (loss)	$173,688	$(296,324)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	84,938	88,883
Stock-based compensation	17,514	18,207
Interest accretion on notes payable	831	881
Loss on debt extinguishment	—	6,106
Amortization of debt issuance costs	5,933	4,558
Other, including (gain) loss on disposal of assets	(610)	10,308
Change in accounts receivable	(101,080)	58,789
Change in inventories, prepaid expenses and other current assets	17,333	(27,379)
Change in deposits and other assets	1,147	4,353
Change in ROU operating leases	7,072	886
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	93,742	69,014
Change in operating lease liabilities	(15,050)	3,776
Change in accrued interest payable	(26,964)	17,957
Deferred income taxes	47,445	(113,979)
Net cash provided by (used in) operating activities	305,939	(153,964)

Cash flows from investing activities:
Additions to property and equipment	(61,815)	(92,960)
Property insurance recoveries	—	2,514
Purchase of identifiable intangible assets	(12)	—
Proceeds from sale of assets	46	—
Net cash used in investing activities	(61,781)	(90,446)

Cash flows from financing activities:
Repayment of borrowings	(2,000)	(526,510)
Proceeds from borrowings	2,000	884,000
Payment of debt issuance costs	—	(22,271)
Payment of cash dividends	(779)	(22,497)
Proceeds from issuance of common stock	13,605	1,871
Payment of tax withholdings on equity-based compensation through shares withheld	(2,201)	(54)
Reduction in finance lease liability	(484)	(396)
Purchase of redeemable noncontrolling interest	(1,115)	(4,976)
Distributions to noncontrolling interests	(20,883)	(20,644)
Net cash (used in) provided by financing activities	(11,857)	288,523

Effect of exchange rate on cash	(204)	(4,385)

Net change in cash and cash equivalents	232,097	39,728
Cash and cash equivalents at beginning of period	157,760	174,179
Cash and cash equivalents at end of period	$389,857	$213,907

Supplemental cash flow information
Cash paid for interest	$134,921	$79,342
Cash paid for income taxes	$783	$4,596

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and we are the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of October 3, 2021, 24 parks are located in the United States, two are located in Mexico, and one is located in Montreal, Canada. Our waterpark at Six Flags Great America, in Gurnee, Illinois, opened as a separate gate in 2021 as Hurricane Harbor Chicago, creating our 27th park.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

The Board of Directors of Six Flags Entertainment Corporation (“Holdings”) determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our fiscal reporting calendar with how we operate our business and improve comparability across periods. Our current fiscal year will end on January 2, 2022. This Quarterly Report covers the nine month period January 1, 2021 through October 3, 2021 (“the nine months ended October 3, 2021”) and the three month period July 5, 2021 through October 3, 2021 (“the three months ended October 3, 2021”). The comparison period in the prior year covers January 1, 2020 through September 30, 2020 (“the nine months ended September 30, 2020”) and July 1, 2020 through September 30, 2020 (“the three months ended September 30, 2020”).

The 2020 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the nine months ended October 3, 2021, are not indicative of the results expected for the full year. In particular, our park operations contribute more than half of their annual revenue during the period from Memorial Day to Labor Day each year, while expenses are incurred year-round.

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

We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter of 2020 using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends continued to improve throughout 2020 and the first nine months of 2021. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. As of October 18, 2021, all capacity constraints were lifted on the two Mexico parks. The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, and the COVID-19 pandemic’s impact on our guests and suppliers.

We have taken measures to ensure sufficient liquidity to meet our cash flow needs and covenant compliance obligations for at least the next twelve months from the issuance of these financial statements. Additionally, we believe we have sufficient liquidity to meet our cash obligations through the end of 2022, even if we are required to suspend operations due to the COVID-19 pandemic. In addition to reducing expenses and capital expenditures, in April 2020, we increased the revolving credit commitments under the Second Amended and Restated Revolving Loan by $131.0 million, increasing the facility from $350.0 million to $481.0 million. Also, in April 2020, we completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025. In August 2020, we extended the increased revolving credit commitments under the Second Amended and Restated Revolving Loan through December 31, 2022, and extended the suspension of the senior secured leverage ratio financial maintenance covenant through the end of 2021. See Note 3, Long-Term Indebtedness, for more information on these transactions. In connection with the Second Amended and Restated Credit Agreement, we suspended dividend payments and stock repurchases until the earlier of December 31, 2022, or such time as Six Flags Theme Parks Inc. (“SFTP”), Holdings’ indirect, wholly owned subsidiary, reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant.

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results, including our ability to keep all of our parks open to our guests. We will continue to consider near-term exigencies and the long-term financial health of the business as we take steps to mitigate the consequences of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic adversely impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including any additional actions we have taken, or will take, to minimize the spread of COVID-19 or manage its impact.

Transformation Plan

We commenced a transformation plan in March 2020 to reinvigorate long-term profit growth. The transformation plan is focused on modernizing the guest experience through technology, continuously improving operational efficiency, and driving financial excellence.

During the three and nine months ended October 3, 2021, we incurred the below expenses related to our transformation plan.

Transformation Costs

	Three Months Ended	Nine Months Ended
	October 3, 2021	October 3, 2021
Amounts included in "Other expense, net"
Consultant costs	$—	$6,854
Technology modernization costs	546	3,616
Employee termination costs	182	1,290
Total transformation costs	$728	$11,760

We incurred expenses of $23.1 million and $29.2 million related to our transformation plan during the three and nine months ended September 30, 2020.

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

b.  Income Taxes

We recorded a valuation allowance of $129.3 million, $128.2 million and $134.7 million as of October 3, 2021, December 31, 2020, and September 30, 2020, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of October 3, 2021, December 31, 2020, and September 30, 2020, we had no recorded amounts for accrued interest or penalties.

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

As of October 3, 2021, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At October 3, 2021, we did not identify any triggering events that would require a full qualitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At October 3, 2021, we did not identify any triggering events that would require a full qualitative analysis to be performed.

e.  Earnings (loss) Per Common Share

Earnings (loss) per common share for the three and nine months ended October 3, 2021, and September 30, 2020, was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	October 3, 2021	September 30, 2020	October 3, 2021	September 30, 2020
Net income (loss) attributable to Six Flags Entertainment Corporation	$157,241	$(116,172)	$131,922	$(337,612)

Weighted-average common shares outstanding - basic:	85,919	84,829	85,596	84,730
Effect of dilutive stock options and restricted stock units	1,340	—	1,482	—
Weighted-average common shares outstanding - diluted:	87,259	84,829	87,078	84,730

Earnings (loss) per share - basic:	$1.83	$(1.37)	$1.54	$(3.98)
Earnings (loss) per share - diluted:	$1.80	$(1.37)	$1.51	$(3.98)

The computation of diluted earnings (loss) per share excluded the effect of 3,580,000 and 5,811,000 antidilutive stock options and restricted stock units for the three months ended October 3, 2021, and September 30, 2020, respectively, and excluded the effect of 3,528,000 and 5,811,000 antidilutive stock options and restricted stock units for the nine months ended October 3, 2021, and September 30, 2020, respectively.

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

During the nine months ended October 3, 2021, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA and revenue performance targets by 2023. The aggregate payout under these awards if the targets are achieved in 2023 would be 186,000 shares of Holdings’ common stock, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of October 3, 2021, it is not deemed probable that we will achieve the specified performance targets in 2023. Based on the grant date fair value of these performance stock units as determined by the closing market price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2023 is $9.3 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and will record the appropriate expense as necessary.

During the three and nine months ended October 3, 2021, and September 30, 2020, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2021	September 30, 2020	October 3, 2021	September 30, 2020
Long-Term Incentive Plan	$7,801	$7,869	$17,148	$18,089
Employee Stock Purchase Plan	75	38	366	118
Total Stock-Based Compensation	$7,876	$7,907	$17,514	$18,207

During the three and nine months ended October 3, 2021, we paid $0.6 million and $0.8 million, respectively, to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares of Holdings’ common stock. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and memberships. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of October 3, 2021, December 31, 2020, and September 30, 2020, we have recorded an allowance for doubtful accounts of $22.0 million, $3.1 million, and $7.7 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

h.  Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 was adopted as of January 1, 2021. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. Our adoption of Update 2019-12 did not have a material impact on our condensed consolidated financial statements and related disclosures.

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

The following tables present our revenues disaggregated by contract duration for the three and nine month periods ended October 3, 2021, and September 30, 2020, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended October 3, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$105,393	$7,494	$5,157	$118,044
Short-term contracts and other (a)	239,824	273,005	7,411	520,240
Total revenues	$345,217	$280,499	$12,568	$638,284

	Three Months Ended September 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$16,131	$1,086	$2,144	$19,361
Short-term contracts and other (a)	56,789	48,256	1,921	106,966
Total revenues	$72,920	$49,342	$4,065	$126,327

	Nine Months Ended October 3, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$182,187	$15,317	$18,061	$215,565
Short-term contracts and other (a)	452,529	495,303	16,698	964,530
Total revenues	$634,716	$510,620	$34,759	$1,180,095

	Nine Months Ended September 30, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$18,832	$1,743	$14,994	$35,569
Short-term contracts and other (a)	124,856	81,928	5,620	212,404
Total revenues	$143,688	$83,671	$20,614	$247,973
(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. Due to the COVID-19 pandemic, we extended all 2020 season passes through the 2021 season. Due to the extension of term on the 2020 season passes, all 2020 season passes have a length greater than one year and are thus considered long-term contracts. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented.

At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $37.7 million and $72.6 million was recognized as revenue for long-term contracts during the three and nine months ended October 3, 2021, respectively. As of October 3, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $72.8 million. At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $16.0 million and $35.6 million was recognized as revenue for long-term contracts during the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $65.1 million.

As of October 3, 2021, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $77.4 million in the remainder of 2021, $19.3 million in 2022, $9.3 million in 2023, $2.6 million in 2024, and $0.9 million in 2025 and thereafter.

3. Long-Term Indebtedness

Credit Facility

As of October 3, 2021, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020.

As of October 3, 2021, December 31, 2020 and September 30, 2020, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.2 million, $20.8 million and $21.7 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of October 3, 2021, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan matures on April 17, 2024.

As of October 3, 2021, December 31, 2020 and September 30, 2020, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into swap agreements with an aggregate notional value of $300 million to mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. In August 2019, we entered into additional swap agreements with an aggregate notional value of $400 million to further mitigate the risk of an increase in the LIBOR interest rate in effect on the Second Amended and Restated Term Loan B. As of October 3, 2021, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.00%. The Second Amended and Restated Term Loan B matures on April 17, 2026.

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

2024 Notes, 2025 Notes and 2027 Notes

In June 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due 2024 and, in April 2017, issued an additional $700.0 million of senior unsecured notes due 2024 (together, the “2024 Notes”). In April 2017, Holdings issued $500.0 million of 5.50% senior notes due 2027 (the "2027 Notes"). In April 2020, SFTP issued $725.0 million of 7.00% senior secured notes due 2025 (the “2025 Notes”). As of October 3, 2021, $949.5 million of the 2024 Notes, $725.0 million of the 2025 Notes, and $500.0 million of the 2027 Notes, were issued and outstanding. Interest payments of $23.1 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Interest payments of $25.4 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year.

Long-Term Indebtedness Summary

As of October 3, 2021, December 31, 2020, and September 30, 2020, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	October 3, 2021	December 31, 2020	September 30, 2020
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
2024 Notes	949,490	949,490	949,490
2025 Notes	725,000	725,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(3,526)	(4,357)	(4,633)
Deferred financing costs	(22,161)	(26,492)	(27,937)
Total long-term debt	$2,627,803	$2,622,641	$2,620,920

Fair-Value of Long-Term Indebtedness

As of October 3, 2021, December 31, 2020, and September 30, 2020, the fair value of our long-term debt excluding discounts and deferred financing costs was $2,692.4 million, $2,693.3 million and $2,559.1 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the nine months ended October 3, 2021, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(3,812)	1,895	—	248	(1,669)
Amounts reclassified from AOCI	—	4,137	1,041	(1,300)	3,878
Balances at October 3, 2021	$(31,224)	$(10,787)	$(56,601)	$4,317	$(94,295)

Reclassifications out of AOCI during the three and nine months ended October 3, 2021 and September 30, 2020:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	October 3, 2021	September 30, 2020	October 3, 2021	September 30, 2020

Amortization of loss on interest rate hedge	Interest expense	$1,395	$1,320	$4,137	$17,172
	Income tax benefit	(350)	(329)	(1,039)	(4,279)
	Net of tax	$1,045	$991	$3,098	$12,893

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$361	$235	$1,041	$750
	Income tax (benefit) expense	(90)	(59)	(261)	(187)
	Net of tax	$271	$176	$780	$563

Total reclassifications		$1,316	$1,167	$3,878	$13,456

5.  Derivative Financial Instruments

We hold interest rate swap agreements that mitigate the risk of an increase in the LIBOR rate in effect on the Second Amended and Restated Term Loan B. We enter into derivative contracts for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. As such, in conjunction with the repayment of a portion of the Second Amended and Restated Term Loan B in April 2020, certain of our interest rate swap agreements were de-designated as the hedged interest was no longer probable to occur.

Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in “Prepaid expenses and other current assets” and “Other accrued liabilities,” respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in “Deposits and other assets” and “Other long-term liabilities,” respectively.

The table below presents the fair value of our derivative financial instruments in an asset position as well as their classification on the unaudited condensed consolidated balance sheets as of October 3, 2021, December 31, 2020, and September 30, 2020:

	Derivative Assets
(Amounts in thousands)	October 3, 2021	December 31, 2020	September 30, 2020
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other current assets	$851	$877	$744
Interest rate swap agreements — other non-current assets	—	585	1,160
	$851	$1,462	$1,904

The table below presents the fair value of our derivative financial instruments in a liability position as well as their classification on the unaudited condensed consolidated balance sheets as of October 3, 2021, December 31, 2020, and September 30, 2020:

	Derivative Liabilities
(Amounts in thousands)	October 3, 2021	December 31, 2020	September 30, 2020
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$(5,204)	$(5,251)	$(4,813)
Interest rate swap agreements — other long-term liabilities	(5,635)	(11,633)	(13,563)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$(4,863)	$(4,875)	$(4,479)
Interest rate swap agreements — other long-term liabilities	(5,589)	(9,032)	(10,870)
	$(21,291)	$(30,791)	$(33,725)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.1 million and $0.2 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three and nine months ended October 3, 2021, respectively.

Gains and losses before taxes on derivatives designated as hedging instruments that were presented in “Interest expense” in the condensed consolidated statements of operations for the three and nine months ended October 3, 2021, and September 30, 2020, were as follows:

Three Months Ended October 3, 2021 and September 30, 2020

	Loss		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2021	2020	2021	2020
Interest rate swap agreements	$(1,895)	$(1,368)	$(4,137)	$(1,320)
Total	$(1,895)	$(1,368)	$(4,137)	$(1,320)

Nine Months Ended October 3, 2021 and September 30, 2020

	Gain (Loss)		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2021	2020	2021	2020
Interest rate swap agreements	$(634)	$(33,948)	$(1,395)	$(2,244)
Total	$(634)	$(33,948)	$(1,395)	$(2,244)

As of October 3, 2021, we expect to reclassify net losses of $5.2 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of derivatives.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $75.2 million in 2021 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of October 3, 2021, our share of the distribution will be approximately $33.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2021 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2021, we purchased 0.125 limited partnership units in the Georgia partnership for $0.5 million and we purchased 0.27476 units from the Texas partnership for $0.6 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2021 at both parks is approximately $522.3 million, representing approximately 68.5% of the outstanding units of SFOG and 46.0% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of October 3, 2021, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of October 3, 2021, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $9.1 million of capital expenditures at the Partnership Parks during the 2020 season and intend to incur approximately $18.0 million of capital expenditures at these parks for the 2021 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks used approximately $5.0 million of cash in 2020 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of both October 3, 2021, and December 31, 2020, we had total loans receivable outstanding of $288.3 million, and as of September 30, 2020, we had loans outstanding of $267.3 million from the partnerships that own the Partnership Parks. The loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of October 3, 2021, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.3 million and $290.7 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2020	$242,595	$280,781	$523,376
Purchase of redeemable units	(603)	(512)	(1,115)
Fresh start accounting fair market value adjustment for purchased units	(126)	(68)	(194)
Net income attributable to noncontrolling interests	20,866	20,900	41,766
Distributions to noncontrolling interests	(10,433)	(10,450)	(20,883)
Balance at October 3, 2021	$252,299	$290,651	$542,950

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of October 3, 2021, was approximately $242.7 million and $280.5 million, respectively.

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

Litigation

We are party to various legal actions arising in the normal course of business, including the cases discussed below. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. We evaluate developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related reasonably possible losses disclosed, and make adjustments as appropriate. We exercise significant judgment to evaluate both the likelihood and the estimated amount of a loss related to such matters. During the three and nine months ended October 3, 2021, we recognized an increase in litigation reserves of $10.6 million.

Privacy Class Action Lawsuits

On January 7, 2016, a putative class action complaint was filed against Holdings in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. On May 7, 2021, the parties entered into a settlement agreement to resolve the lawsuit, and preliminary approval was granted by the circuit court on May 14, 2021. A final settlement approval hearing is scheduled for October 29, 2021. We have reserved the full amount that we could be obligated to fund under the settlement agreement.

During 2017, four putative class action complaints were filed against Holdings or one of its subsidiaries. Complaints were filed on August 11, 2017, in the Circuit Court of Lake County, Illinois; on September 1, 2017, in the United States District Court for the Northern District of Georgia; on September 11, 2017, in the Superior Court of Los Angeles County, California; and on November 30, 2017, in the Superior Court of Ocean County, New Jersey. The complaints allege that we, in violation of federal law, printed more than the last five digits of a credit or debit card number on customers’ receipts and/or the expiration dates of those cards. A willful violation may subject a company to liability for actual damages or statutory damages between $100 and $1,000 per person, punitive damages in an amount determined by a court and reasonable attorneys’ fees, all of which are sought by the plaintiffs. The complaints do not allege that any information was misused. On October 20, 2020, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, and final approval was granted by the circuit court on June 18, 2021. All four lawsuits were dismissed in the second and third quarters of 2021.

Securities Class Action Lawsuits

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice. Plaintiffs filed a motion to amend or set aside judgment and for leave to file an amended complaint on March 31, 2021, which the district court denied on July 26, 2021. Plaintiffs filed a motion for leave to file a supplemental brief on June 17, 2021, which the district court denied on June 18, 2021.

On August 25, 2021, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. Plaintiffs’ appeal is captioned Oklahoma Firefighters Pension & Ret. Sys. v. Six Flags Ent. Corp., et al., No. 21-10865 (5th Cir.), and the appeal remains pending.

We believe that these lawsuits are without merit and intend to defend this litigation vigorously. However, there can be no assurance regarding the ultimate outcome of the lawsuit.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Mark Schwartz in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed on behalf of nominal defendant Holdings by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P

(N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the three actions and to appoint lead counsel. On May 8, 2020, the district court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations as are set forth in, the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. On April 28, 2021, the district court granted defendants’ motion, dismissing the consolidated complaint in its entirety and with prejudice and denying leave to amend. Plaintiffs’ time to appeal the judgment dismissing this action in its entirety and with prejudice and denying leave to amend lapsed in May 2021.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the district court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District by putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the district court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through final resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action was captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Derivative Litigation, No. 096-320958-20 (Tex. Dist. Ct., Tarrant Cty.), and remains stayed. We believe that these complaints are without merit and intend to defend these lawsuits vigorously. However, there can be no assurance regarding the ultimate outcome of these lawsuits.

Wage and Hour Class Action Lawsuits

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages and related penalties, and attorneys’ fees and costs. In September 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. An amended complaint was filed on November 24, 2019. The complaint alleges violations of California law governing payment of wages, wage statements, and seeks unpaid wages and statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. We intend to vigorously defend ourselves against these lawsuits. Since this case is in an early stage, the outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On April 6, 2020, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaints allege violations of California law governing background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. Following mediation on July 21, 2021, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In October 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

On February 20, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under federal and California law and attorneys’ fees and costs. The claims related to wages and wage statements will be resolved under the settlement of the April 2018 litigation above. Following mediation on July 21, 2021, the parties agreed to a settlement in principle to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On April 22, 2021, the parties entered into a settlement agreement to resolve the lawsuits, for an immaterial amount, and preliminary approval was granted by the district court on September 10, 2021.

7.  Business Segments

We have only one reportable segment - parks. All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America. The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of October 3, 2021, December 31, 2020, and September 30, 2020:

	As of
(Amounts in thousands)	October 3, 2021	December 31, 2020	September 30, 2020
Domestic	$2,295,840	$2,317,009	$2,341,345
Foreign	125,569	134,805	126,170
Total	$2,421,409	$2,451,814	$2,467,515

The following information reflects our revenues and income (loss) before income taxes by domestic and foreign categories for the nine months ended October 3, 2021, and September 30, 2020:

	Domestic	Foreign	Total
2021	(Amounts in thousands)
Revenues	$1,125,917	$54,178	$1,180,095
Income before income taxes	212,462	5,156	217,618
2020
Revenues	$231,254	$16,719	$247,973
Loss before income taxes	(385,764)	(24,513)	(410,277)

8.  Pension Benefits

We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended October 3, 2021, and September 30, 2020:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 3, 2021	September 30, 2020	October 3, 2021	September 30, 2020
Service cost	$275	$325	$825	$975
Interest cost	1,284	1,593	3,834	4,838
Expected return on plan assets	(3,067)	(3,280)	(9,205)	(9,838)
Amortization of net actuarial loss	361	235	1,041	750
Total net periodic benefit	$(1,147)	$(1,127)	$(3,505)	$(3,275)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	October 3, 2021	September 30, 2020	October 3, 2021	September 30, 2020
Discount rate	2.20%	3.00	2.20%	3.00%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	6.50	5.75%	6.50%

Employer Contributions

We did not make any pension contributions during the nine month period ended October 3, 2021. During the nine months ended September 30, 2020, we made pension contributions of $1.5 million.

9. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 3, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of share repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2025 Notes and the 2027 Notes. In April 2020, and August 2020, in connection with amendments to the Second Amended and Restated Credit Facility, we suspended dividend payments and stock repurchases due to the impact of the COVID-19 pandemic until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage financial maintenance covenant. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for a longer duration.

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

The results of operations for the three and nine months ended October 3, 2021, September 30, 2020, and September 30, 2019, are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. Due to the COVID-19 pandemic, we temporarily suspended operations at our parks beginning March 13, 2020. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. As of October 18, 2021, all capacity constraints were lifted on the two Mexico parks. Attendance trends continued to improve throughout 2020 and the first nine months of 2021.

Our revenue is primarily derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 54%, 58% and 55% of total revenues during the nine months ended October 3, 2021, September 30, 2020, and September 30, 2019, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations, including revenue earned under international development contracts. Revenues from ticket sales and in-park sales are primarily impacted by park attendance. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the first nine months of 2021, our park earnings before interest, taxes, depreciation and amortization ("Park EBITDA") increased relative to the comparable period in the prior year, as a result of the re-opening of all of our parks and the related increase in operating days. Our attendance trends continue to improve when compared to 2019, which offers a better comparison than to 2020 because, due to the COVID-19 pandemic, we closed all of our parks in March 2020, and many of our parks remained closed or had curtailed operations through the third quarter of 2020.

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

Transformation Plan

Prior to the COVID-19 pandemic, we initiated a transformation plan. The transformation plan consists of both revenue and cost initiatives designed to improve our core operational effectiveness and to support our strategy, delivering sustainable value creation over time. Our strategy is to create thrilling, memorable experiences at our regional parks, delivered by a diverse and empowered team, through industry-leading innovation and technology. The strategy is driven by three focus areas: (i) modernizing the guest experience through technology, (ii) continuously improving operational efficiency, and (iii) driving financial excellence. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

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

As part of the transformation plan, in the third quarter of 2021, we enhanced our guests’ experience during our annual Fright Fest Halloween event by offering electronic Fright Passes, we expanded the number of locations that offer mobile dining across our parks, and we launched a new culinary partnership with Starbucks in two of our parks. We continue to unlock efficiencies through our transition to a shared services model with a technology-enabled redesign of our operational processes, and we are continuing to explore opportunities to automate labor.

Executing the transformation plan will require charges of approximately $70 million, of which $60 million will be cash and $10 million will be non-cash write-offs of ride assets. Approximately $46 million has been incurred through the third quarter of 2021, including all of the non-cash write-offs of ride assets. We expect the remaining charges to be incurred in 2021 and 2022. The majority of the remaining investments will be made on our information technology infrastructure, mainly directed towards modernizing the guest experience.

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

Results of Operations

Three Months Ended October 3, 2021 Compared to Three Months Ended September 30, 2020 and Three Months Ended September 30, 2019

The following table sets forth summary financial information for the three months ended October 3, 2021, September 30, 2020, and September 30, 2019.

	Three Months Ended			Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	October 3, 2021	September 30, 2020	September 30, 2019	2021 to 2020	2021 to 2019
Total revenue	$638,284	$126,327	$621,180	N/M	3%
Operating expenses	228,119	113,833	189,820	N/M	20%
Selling, general and administrative expenses	64,356	41,568	55,144	55%	17%
Cost of products sold	54,100	12,980	53,508	N/M	1%
Other net periodic pension benefit	(76)	(995)	(1,038)	(92)%	(93)%
Depreciation and amortization	28,053	28,785	30,685	(3)%	(9)%
Loss on disposal of assets	624	10,065	2,659	NM	N/M
Interest expense, net	38,095	38,392	28,336	(1)%	34%
Other expense, net	346	13,470	231	(97)%	N/M
Income (loss) before income taxes	224,667	(131,771)	261,835	N/M	(14)%
Income tax expense (benefit)	46,543	(36,243)	61,626	N/M	(24)%
Net income (loss)	178,124	(95,528)	200,209	N/M	(11)%
Less: Net income attributable to noncontrolling interests	(20,883)	(20,644)	(20,376)	1%	2%
Net income (loss) attributable to Six Flags Entertainment Corporation	$157,241	$(116,172)	$179,833	N/M	(13)%

Other Data:
Attendance	12,029	2,611	14,012	N/M	(14)%

Revenue

Revenue for the three months ended October 3, 2021, totaled $638.3 million, an increase of $512.0 million compared to $126.3 million for the three months ended September 30, 2020. Due to the COVID-19 pandemic, we suspended operations at all of our parks in March 2020. The increase in operating days in the three months ended October 3, 2021, compared to the three months ended September 30, 2020, drove the majority of the revenue increase compared to the prior year period. The change, in the first quarter of 2021, to the method we use to determine our fiscal periods resulted in four fewer calendar days in July for third quarter 2021 that were included in the third quarter for both 2020 and 2019, including most of the July 4th holiday weekend. This was offset by three additional days in October that were included in third quarter 2021 results. The net impact was a reduction of 437,000 of attendance and $16.8 million of revenue in third quarter 2021.

Revenue for the three months ended October 3, 2021, totaled $638.3 million, an increase of $17.1 million, or 3%, compared to the $621.2 million for the three months ended September 30, 2019. The increase in revenue was driven by higher guest spending per capita, partially offset by lower attendance and a $13.9 million reduction in sponsorship, international agreements and accommodations revenue, primarily related to the termination of our international agreements in China and Dubai during 2020 and 2019, respectively, and a reduction in sponsorship revenue and accommodations operations due to the COVID-19 pandemic. The decrease in attendance was due to the temporary COVID-19 pandemic-related limitations on park operations, a reduction in pre-booked groups due to the COVID-19 pandemic and the change in our fiscal reporting calendar.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended October 3, 2021, increased by $5.20, to $52.02 compared to the three months ended September 30, 2020, primarily as a result of a $0.78, or 3%, increase in admissions revenue per capita and a $4.42, or 23%, increase in non-admissions revenue per capita.

Total guest spending per capita improved by $9.58 during the three months ended October 3, 2021, compared to the three months ended September 30, 2019, primarily as a result of a $6.05, or 35%, increase in non-admissions revenue per capita driven by strong consumer spending trends and early progress on several of our transformation initiatives, and a $3.53, or 14%, increase in admissions revenue per capita as a result of our revenue management initiatives and a shorter average season for 2021 season passes compared to 2019, resulting in fewer assumed visits per pass. Most 2021 season passes were sold later in the season than in 2019, resulting in season pass revenue being recognized over a shorter period allowing for fewer visits which results in higher admissions revenue per capita.

Since the beginning of the membership program, we have allocated a portion of the membership revenue to “Non-admissions revenue.” Beginning with memberships in October 2020, we prospectively began allocating an incremental portion of revenue between “Park admissions” and “Park food, merchandise and other.” This resulted in a reduction in admissions revenue per capita and an increase in non-admissions revenue per capita compared to what previously would have been reported, but the allocation has no impact on “Total guest spending per capita.”

Operating expenses

Operating expenses for the three months ended October 3, 2021, increased $114.3 million compared to the three months ended September 30, 2020, primarily as a result of the re-opening of all of our 27 parks and as a result of higher wage rates and incentive costs to attract and retain team members, increased security in our parks, and increased repair and maintenance projects due to our cautious approach to spending earlier in the year, and investments to improve the guest experience. The increase in operating expenses was also attributable to an approximately $10.6 million increase in litigation related to an increased estimate of the probable outcome of a legacy class action suit, which was partially offset by cost savings during the quarter driven by our transformation plan.

Operating expenses for the three months ended October 3, 2021, increased $38.3 million, or 20%, compared to the period ended September 30, 2019, primarily as a result of higher wage rates and incentive costs to attract and retain team members, increased security in our parks, and increased repair and maintenance projects due to our cautious approach to spending earlier in the year and investments to improve the guest experience. The increase in operating expenses was also attributable to an approximately $10.6 million increase in litigation related to an increased estimate of the probable outcome of a legacy class action suit which was partially offset by cost savings measures driven by our transformation plan.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 3, 2021, increased $22.8 million, or 55%, compared to the three months ended September 30, 2020. The increase was primarily related to the expenses that we were able to reduce during the three months ended September 30, 2020 related to the pandemic. During 2020, we temporarily reduced executive officer salaries and the salaries of many other corporate employees by 25% due to uncertainty with the pandemic and we eliminated the majority of our advertising costs. A portion of the increased expenses for the three months ended October 3, 2021 were reduced by savings measures from our transformation plan.

Selling, general and administrative expenses for the three months ended October 3, 2021 increased $9.2 million, or 17%, compared to the three months ended September 30, 2019. The increase in selling, general and administrative costs compared to 2019 were related to the centralization initiative from our transformation plan, which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold in the three months ended October 3, 2021, increased $41.1 million compared to the three months ended September 30, 2020, primarily due to the reduced operations and temporary suspension of operations at our parks during 2020 due to the COVID-19 pandemic.

Cost of products sold in three months ended October 3, 2021, increased $0.6 million, or 1%, compared to the three months ended September 30, 2019, primarily as a result of increased spending in our parks during the three months ended October 3, 2021 compared to the three months ended September 30, 2019.

Depreciation and amortization

Depreciation and amortization expense for the three months ended October 3, 2021, decreased $0.7 million, or 3%, compared to the three months ended September 30, 2020. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the reductions implemented in 2020 due to the COVID-19 pandemic.

Depreciation and amortization expense for the three months ended October 3, 2021, decreased $2.6 million, or 9%, compared to the three months ended September 30, 2019. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due the reductions implemented in 2020 due to the COVID-19 pandemic.

Loss on disposal of assets

We recognized a $0.6 million loss on disposal of assets for the three months ended October 3, 2021, compared to a loss on disposal of assets of $10.1 million for the three months ended September 30, 2020. We recognized a loss on disposal of assets of $2.7 million for the three months ended September 30, 2019. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net decreased $0.3 million, or 1%, for the three months ended October 3, 2021, due to a decrease in the LIBOR rate for our floating rate debt.

Interest expense, net increased $9.8 million, or 34%, compared to the three months ended September 30, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax expense (benefit)

Income tax expense for the three months ended October 3, 2021 was $46.5 million reflecting an effective tax rate of 22%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation.

Results of Operations

Nine Months Ended October 3, 2021 Compared to Nine Months Ended September 30, 2020 and Nine Months Ended September 30, 2019

The following table sets forth summary financial information for the nine months ended October 3, 2021, September 30, 2020 and September 30, 2019:

				Percentage Change (%)
	Nine Months Ended			2021 to	2021 to
(Amounts in thousands, except per capita data)	October 3, 2021	September 30, 2020	September 30, 2019	2020	2019
Total revenue	$1,180,095	$247,973	$1,226,583	N/M	(4)%
Operating expenses	504,530	282,378	482,690	79%	5%
Selling, general and administrative expenses	150,687	114,578	154,977	32%	(3)%
Costs of products sold	100,509	22,954	107,296	N/M	(6)%
Other net periodic pension benefit	(3,409)	(2,985)	(3,148)	14%	8%
Depreciation and amortization	84,938	88,883	89,033	(4)%	(5)%
Loss on disposal of assets	1,863	10,458	3,105	(1)%	N/M
Interest expense, net	114,563	116,596	86,256	(2)%	33%
Loss on debt extinguishment	—	6,106	6,231	N/M	N/M
Other expense (income), net	8,796	19,282	(1,474)	(54)%	N/M
Income (loss) before income taxes	217,618	(410,277)	301,617	N/M	(28)%
Income tax (benefit) expense	43,930	(113,953)	70,644	N/M	(38)%
Net income (loss)	173,688	(296,324)	230,973	N/M	(25)%
Less: Net income attributable to noncontrolling interests	(41,766)	(41,288)	(40,753)	1%	2%
Net income (loss) attributable to Six Flags Entertainment Corporation	$131,922	$(337,612)	$190,220	N/M	N/M

Other Data:
Attendance	21,924	4,628	26,688	N/M	(18)%

Revenue

Revenue for the nine months ended October 3, 2021, totaled $1,180.1 million, an increase of $932.1 million compared to $248.0 million for the nine months ended September 30, 2020. In March 2020, we suspended operations at all of our parks due to the COVID-19 pandemic and many parks remained closed or had reduced operations through September 30, 2020. The increase in operating days during the nine months ended October 3, 2021, compared to the nine months ended September 30, 2020, drove the majority of the revenue increase compared to the prior year period. The change, in the first quarter of 2021, to the method we use to determine our fiscal periods resulted in (i) the addition of three calendar days in the first nine months of 2021 compared to both 2020 and 2019, and (a) a shift of 470,000 of attendance, and $32.0 million of revenue, from the fourth quarter to the first nine months of 2021.

Revenue for the nine months ended October 3, 2021, totaled $1,180.1 million, a decrease of $46.5 million, or 4%, compared to $1,226.6 million for the nine months ended September 30, 2019. The decrease in revenue was primarily attributable to fewer operating days during the first quarter of the year due to pandemic-related park closures and a reduction in sponsorship, international agreements and accommodations revenue compared to 2019, due primarily to the termination of our international agreements in China and Dubai in 2020 and 2019, respectively, and lower accommodations and sponsorship revenue due to COVID-19. The decreases were partially offset by stronger guest spending per capita and the revenue attributable to the additional three operating days as a result of the change in our fiscal reporting year and a settlement payment relating to our terminated China project of which $6.7 million was recognized as revenue.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the nine months ended October 3, 2021, increased by $3.11, or 6%, to $52.24, compared to the nine months ended September 30, 2020, primarily as a result of a $5.21, or 29%, increase in non-admissions revenue per capita which was offset by a decrease of $2.10, or 7%, in admissions revenue per capita. The decrease in admissions revenue per capita was primarily due to recurring monthly membership revenue in first quarter 2020 from memberships that continued on a monthly basis past the initial twelve-month commitment period. Prior to the temporary suspension of park operations, these monthly payments were recognized as received and spread over a lower attendance base. The increase in non-admissions revenue per capita was primarily driven by strong consumer spending trends and early progress on several of our transformation initiatives and by guest opportunities to spend inside of the parks during 2021, while during 2020, a large percentage of our guests visited our drive-through safari at Six Flags Great Adventure, which did not provide an opportunity for in-park spending.

Total guest spending per capita improved by $9.38, or 22%, compared to the nine months ended September 30, 2019, primarily as a result of a $5.58, or 31%, increase in non-admissions revenue per capita, driven by early progress on several of our transformation initiatives and strong consumer spending trends, and a $3.80, or 15%, increase in admissions revenue per capita driven by our revenue management initiatives and a shorter average season for 2021 season passes compared to 2019, resulting in fewer assumed visits per pass. Most 2021 season passes were sold later in the season than in 2019, resulting in season pass revenue being recognized over a shorter period allowing for fewer visits which results in higher admissions revenue per capita.

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

Operating expenses

Operating expenses for the nine months ended October 3, 2021, increased $222.2 million, or 79%, compared to the same period in the prior year primarily as a result of the re-opening of all of our 27 parks in 2021, while many were closed or operating at reduced capacity in 2020. The increase in operating expenses was also attributable to an increase by approximately $10.6 million in litigation related to an increased estimate of the probable outcome of a legacy class action suit.

Operating expenses increased $21.8 million, or 5%, compared to the period ended September 30, 2019. The increase in operating expenses was also attributable to an approximately $10.6 million increase in litigation related to an increased estimate of the probable outcome of a legacy class action suit. During the second and third quarters, wage rate increases and higher incentive accruals were partially offset by fewer total employee hours worked as a result of the national labor shortage.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 3, 2021, increased $36.1 million, or 32%, compared to the nine months ended September 30, 2020, primarily due to a temporary 25% reduction in executive officer salaries and the salaries of many other corporate employees during 2020 and the elimination of the majority of our advertising expenses in 2020 due to uncertainty with the COVID-19 pandemic.

Selling, general and administrative expenses for the nine months ended October 3, 2021, decreased $4.3 million, or 3%, compared to the nine months ended September 30, 2019. During 2021, the reduction in expenses reflected savings measures from our transformation plan and lower advertising costs compared to 2019. The selling, general and administrative costs would have further decreased compared to 2019 if not for our centralization initiative from our transformation plan, which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold in the nine months ended October 3, 2021, increased $77.6 million compared to the nine months ended September 30, 2020, primarily due to the COVID-19 related suspension of operations at each of our parks during 2020 and many of our parks operating under restricted capacities after they reopened in 2020.

Cost of products sold in nine months ended October 3, 2021, decreased $6.8 million, or 6%, for the nine months ended September 30, 2019, primarily as a result of lower in-park sales due to lower attendance related to many of our parks being closed or operating at reduced capacities in the first half of 2021 due to the COVID-19 pandemic and a higher mix of rental and parking revenue which have no lower cost of goods sold.

Depreciation and amortization expense

Depreciation and amortization expense for the nine months ended October 3, 2021, decreased $3.9 million, or 4%, compared to the nine months ended September 30, 2020 primarily as a result of asset retirements, and reduced capital expenditures due to COVID-19 reductions implemented in 2020.

Depreciation and amortization expense for the nine months ended October 3, 2021, decreased $4.1 million, or 5%, compared to the nine months ended September 30, 2019. The decrease in depreciation and amortization expense is primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Loss on disposal of assets

We recognized a $1.9 million loss on disposal of assets for the nine months ended October 3, 2021 compared to a loss on disposal of assets of $10.5 million and $3.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our transformation plan and our ongoing capital expenditure plan.

Interest expense, net

Interest expense, net decreased $2.0 million, or 2%, for the nine months ended October 3, 2021, compared to the nine months ended September 30, 2020, primarily due to the discontinuance of hedge accounting on a portion of our swap agreements in April 2020. This resulted in a $14.9 million reclassification from accumulated other comprehensive loss to interest expense in the unaudited consolidated statement of operations, increasing interest expense in 2020, partially offset by additional interest in 2021 related to the 2025 Notes that were issued in April 2020.

Interest expense, net increased $28.3 million, or 33%, compared to the nine months ended September 30, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax expense (benefit)

Income tax expense for the nine months ended October 3, 2021 was $43.9 million for an effective tax rate of 21%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

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

Holdings did not pay any dividends during the nine months ended October 3, 2021. During the nine months ended September 30, 2020, Holdings paid $22.5 million in cash dividends on its common stock. During the nine months ended October 3, 2021 and September 30, 2020, we paid $0.2 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

As of October 22, 2021, Holdings has repurchased 4,607,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under its approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April and August 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue these suspensions for a longer duration. Certain investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

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

As of October 3, 2021, our total indebtedness, net of discount and deferred financing costs, was approximately $2,627.8 million. As of October 3, 2021, based on (i) non-revolving credit debt outstanding on that date, (ii) estimated interest rates for floating-rate debt, and (iii) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $160 million and $150 million during 2021 and 2022, respectively.

As of October 3, 2021, we had approximately $389.9 million of unrestricted cash and $460.8 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the nine months ended October 3, 2021, net cash provided by operating activities was $305.9 million, compared to net cash used in operating activities of $154.0 million in the prior year period. The significant increase in net cash provided by operating activities was due to an increase in operations during 2021 as we have been able to re-open and operate all of our parks following the temporary COVID-19 suspension of operations at all locations in 2020. Net cash used in investing activities during the nine months ended October 3, 2021, and September 30, 2020, was $61.8 million and $90.4 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease is attributable to the reduction in spending on capital expenditures due to uncertainty with the ongoing COVID-19 pandemic. Net cash used in financing activities during the nine months ended October 3, 2021, was $11.9 million and was primarily due to the issuance of common stock related to the exercise of stock options. Net cash provided by financing activities was $288.5 million during the nine months ended September 30, 2020, primarily due to the issuance of the 2025 Notes, partially offset by the $315.0 repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020, and the payment of $22.5 million in cash dividends.

Since our business is both seasonal in nature and involves significant levels of guest transactions, our net operating cash flows are largely driven by attendance and guest spending per capita levels. Our revenues fluctuate with changes in park attendance resulting from the seasonal nature of our park operations, which generally results in higher revenues during our second and third quarters. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operational. During 2020, we had significant cash savings due to the temporary suspension of park operations at our properties. These cash-based operating expenses include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities and insurance.

Contractual Obligations

Since December 31, 2020, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 3, 2021, there were no material changes in our market risk exposure from that disclosed in the 2020 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of October 3, 2021, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended October 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors disclosed in the 2020 Annual Report. For a discussion of these risk factors, please see “Item 1A. Risk Factors” contained in the 2020 Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No stock repurchases were made during the three months ended October 3, 2021. On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 22, 2021, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with the recent amendments to the Second Amended and Restated Credit Facility, Holdings agreed to suspend the repurchase of its common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments of $131 million and begins using actual results to test compliance with the senior secured leverage ratio financial maintenance covenant.

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2021, formatted in Inline XBRL

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	October 27, 2021	/s/ Michael Spanos
Michael Spanos
President and Chief Executive Officer

Date:	October 27, 2021	/s/ Sandeep Reddy
Sandeep Reddy
Executive Vice President and Chief Financial Officer