Form 10-K
period 2022-01-02
Six Flags Entertainment Corp
filed 2022-02-24
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 2, 2022
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☒

On the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $3,750.6 million based on the closing price $43.69 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

On February 21, 2022, there were 86,180,973 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant’s proxy statement for the 2022 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2021 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) the operation of our parks in light of the ongoing global coronavirus pandemic (“COVID-19”) including actions that may be taken by us, other businesses and governments to address or otherwise mitigate the impact of COVID-19, (ii) the duration and severity of COVID-19, the impact of virus variants, and the rate of vaccinations, (iii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, including in the event of a prolonged closure of one or more of our parks, (iv) our expectations regarding the timing, costs, benefits and results of our strategic plan, (v) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) the extent to which having parks in many geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (viii) our ability to obtain additional financing, (ix) our expectations regarding future interest payments, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xiii) our expectations regarding uncertain tax positions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	political or military events;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements, or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	wage rate pressure, employee benefit costs, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;

ii

•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" of this Annual Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Item 1A. Risk Factors" of this Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of the COVID-19, virus variants and the rate of vaccinations could heighten many of the risk factors described herein.

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

iii

PART I

ITEM 1.BUSINESS

Introduction

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 27 regional theme parks and waterparks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 11 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in September 2021. Our diversified portfolio of North American parks serves an aggregate population of approximately 145 million people and 250 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.

We generate revenue primarily from selling admission to our parks and from the sale of food, beverages, merchandise and other products and services within our parks.

Our parks occupy approximately 6,000 acres of land, and we own approximately 700 additional acres of land with development potential. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2021, our parks contained approximately 900 rides, including over 140 roller coasters, making us the leading provider of "thrill rides" in the industry.

We own the internationally recognized "Six Flags" brand name in the U.S. and other countries throughout the world. To capitalize on this name recognition, 23 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks, and we are, with a third party partner, developing a Six Flags-branded theme park in Saudi Arabia. We license the right to use certain Warner Bros. and DC Comics characters at our theme parks, which provide an enhanced family entertainment experience and theming.

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

COVID-19 Impact

In response to the COVID-19 pandemic, federal, state and local governments implemented significant restrictions on travel, social conduct and business operations, including mass quarantine and social distancing mandates and orders. In March 2020, we were required to temporarily suspend operations at our theme parks and waterparks. We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter of 2020 using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends continued to improve throughout 2020 and 2021. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. As of October 18, 2021, all capacity constraints were lifted on the two Mexico parks. The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, and the COVID-19 pandemic’s impact on our guests and suppliers.

Throughout the ongoing pandemic, we have implemented plans to mitigate the impact of the pandemic on our business and to ensure the health and safety of our employees and guests. We reduced seasonal labor during the period that our parks were closed or operating under capacity restrictions. During 2020, we increased the available borrowings under the Second Amended and Restated Credit Facility, issued additional senior secured notes, deferred or eliminated certain capital projects, reduced certain discretionary spending (such as spending on marketing), temporarily reduced salaries for full-time employees, and did not pay a dividend on Holdings’ common stock.

To incentivize members to maintain their patronage and loyalty during 2020, we offered one bonus month for each month that they paid while their home park was closed due to the pandemic. Members that continued to make their monthly membership payments also received a free upgrade to the next tier of membership valid until the end of 2022. In recognition of the challenges many of our guests faced due to the pandemic, we offered all of them the opportunity to pause their memberships (and payments) until their home park opened in 2021. All 2020 season pass holders received a free extension of their pass until the end of the 2021 season, along with a variety of in-park benefits to recognize their loyalty and continued commitment to the Company.

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

Fiscal Calendar Change

Holdings’ Board of Directors of determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our fiscal reporting calendar with how we operate our business and improve comparability across periods. This Annual Report covers the period January 1, 2021 through January 2, 2022 (“the year ended January 2, 2022”). The comparison period in the prior year covers January 1, 2020 through December 31, 2020 (“the year ended December 31, 2020”).

Strategic Plan

In December 2021, we made changes to our organizational structure, including to our leadership team, by reducing layers of management to more effectively align resources to business priorities and empower our park employees. We believe that the Company’s success will be realized through the engagement and empowerment of our employees. We are focused on developing a dynamic performance-driven culture centered on the guest and creating a spirit of innovation, which has always been at our core.

Under our new leadership, our strategy is focused on building sustainable growth. In particular, we will focus our efforts on:

●	Resetting to a performance-oriented culture;
●	Reorienting to a park-centric organizational mindset; and
●	Resetting strategy and operational priorities to focus on premiumization.

Our strategic plan will focus on the guest experience, pricing and capital allocation to reinvest in the business and pay down debt. We intend to improve our product offerings and create a premium guest experience. We plan to accomplish this with different ticket offerings, higher pricing, enhancing guest amenities and food and beverage offerings, and being disciplined with costs.

Prior to the COVID-19 pandemic, we initiated a transformation plan. The transformation plan focused on initiatives to improve our core operational effectiveness. Due to the outbreak of the COVID-19 pandemic in early 2020 and the resulting park closures, management redirected its focus on navigating through this crisis, but continued efforts under the plan in the latter half of 2020, we made significant progress on our transformation plan. In November 2021, we brought the transformation plan to a close. Pricing initiatives introduced in 2021, such as reducing complimentary admissions and emphasizing greater value around our single day ticket options, facilitated growth in overall admissions per capita spending. We believe these efforts will continue to support future earnings growth.

We recorded non-recurring expenses related to both the transformation plan and the changes to our organizational structure within “Other expense.” The transformation plan has since been concluded and no further costs are anticipated. For the year ended January 2, 2022, non-recurring charges included consulting costs of $6.9 million, technology modernization costs of $4.5 million and employee termination costs of $10.1 million. For the year ended December 31, 2020, amounts related to the transformation plan included consulting costs of $20.5 million, employee termination costs of $4.4 million and non-cash write-offs of ride assets of $9.8 million.

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

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Frontier City Six Flags Hurricane Harbor Oklahoma City Oklahoma City, OK	113 acres— theme park 24 acres— waterpark	Oklahoma City (44)	1.6 million—50 miles 3.0 million—100 miles	Andy Alligator’s Water Park / Norman, OK / 20 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.3 million—50 miles 6.3 million—100 miles	Quebec City Water Park / Quebec City, Quebec, Canada / 130 miles Canada’s Wonderland / Vaughan, Ontario, Canada / 370 miles
Six Flags Hurricane Harbor Rockford Rockford, IL	43 acres—waterpark	Chicago (3) Milwaukee (37)	2.7 million—50 miles 13.7 million—100 miles	Several waterparks / Wisconsin Dells Area / 120 miles
Six Flags America Largo, MD	515 acres—combination theme park and waterpark and approximately 300 acres of potentially developable land	Washington, D.C. (9) Baltimore (28)	8.5 million—50 miles 14.0 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 130 miles Busch Gardens / Williamsburg, VA / 180 miles
Six Flags Darien Lake Corfu, NY	982 acres— combination theme park and waterpark, hotel and campground	Buffalo (53)	2.6 million—50 miles 10.9 million—100 miles	Marineland / Niagara Falls, Ontario, Canada / 50 miles Fantasy Island / Grand Island, NY / 40 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	159 acres— separately gated theme park with marine and land animal exhibits, and waterpark on 135 acres and 24 acres, respectively	San Francisco / Oakland (6) Sacramento (20)	6.4 million—50 miles 12.0 million—100 miles

Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles
Academy of Science Center /
San Francisco, CA / 30 miles
California Great America /
Santa Clara, CA / 60 miles
Gilroy Gardens /
Gilroy, CA / 100 miles
Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	220 acres—combination theme park and waterpark	Houston (8) San Antonio (31) Austin (38)	2.8 million—50 miles 5.1 million—100 miles	Sea World of Texas / San Antonio, TX / 20 miles Schlitterbahn / New Braunfels, TX / 30 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,111 acres—separately gated theme park/safari and waterpark and approximately 367 acres of potentially developable land	New York City (1) Philadelphia (4)	14.5 million—50 miles 29.6 million—100 miles

Hershey Park /
Hershey, PA / 150 miles
Dorney Park /
Allentown, PA / 80 miles
Morey’s Piers Wildwood /
Wildwood, NJ / 100 miles
Coney Island /
Brooklyn, NY / 80 miles

American Dream Park

East Rutherford, NJ / 70 miles

Six Flags Great America / Six Flags Hurricane Harbor Chicago Gurnee, IL	304 acres—combination theme park and waterpark and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (36)	9.0 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several waterparks / Wisconsin Dells Area / 170 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—waterpark	N/A	22.6 million—50 miles 32.6 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 20 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 20 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 50 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—waterpark	Phoenix (11)	4.9 million—50 miles 5.2 million—100 miles	Big Surf / Tempe, AZ / 30 miles Golfland Sunsplash / Mesa, AZ / 40 miles Castles & Coasters / Phoenix, AZ / 10 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—waterpark	Houston (8)	7.1 million—50 miles 8.1 million—100 miles	Big Rivers Waterpark / New Caney, TX / 20 miles Typhoon Texas Water Park / Katy, TX / 40 miles Schlitterbahn Galveston / Galveston, TX / 70 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	262 acres—separately gated theme park and waterpark on 250 acres and 12 acres, respectively	Los Angeles (2)	10.2 million—50 miles 18.6 million—100 miles

Disneyland Resort /
Anaheim, CA / 60 miles
Universal Studios Hollywood /
Universal City, CA / 20 miles
Knott’s Berry Farm / Soak City USA
Buena Park, CA / 50 miles
Sea World of California /
San Diego, CA / 150 miles
Legoland /
Carlsbad, CA / 130 miles
Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.2 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 10 miles La Feria / Mexico City, Mexico / 10 miles
Six Flags New England Agawam, MA	262 acres—combination theme park and waterpark	Boston (10) Hartford / New Haven (32) Providence (52) Springfield (116)	3.2 million—50 miles 16.8 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, NH / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	352 acres—separately gated theme park and waterpark on 283 acres and waterpark on 69 acres, respectively	Atlanta (7)	6.2 million—50 miles 8.8 million—100 miles

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

Sea World of Texas /
San Antonio, TX / 280 miles
NRH2O Water Park /
North Richland Hills, TX / 10 miles
Epic Waters /
Grand Prairie, TX / 5 miles
Hawaiian Falls Water parks /
Multiple Locations / 15 - 35 miles

Six Flags St. Louis Eureka, MO	320 acres—combination theme park and waterpark and approximately 17 acres of potentially developable land	St. Louis (23)	2.8 million—50 miles 4.1 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Waterpark Queensbury, NY	345 acres—combination theme park and waterpark, plus 200 room hotel and 38,000 square foot indoor waterpark	Albany (60)	1.1 million—50 miles 3.0 million—100 miles	Huck Finn’s Playland / Albany, New York / 60 miles Several hotels/indoor waterparks / Poconos and New England Areas / 200 miles
*	Based on a 2021 survey of television households within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and waterparks under the Six Flags name for nearly forty years. In connection with this acquisition, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six

Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments in subsequent years) to the limited partners of the Partnership Parks (based on our ownership of units as of January 2, 2022, our share of such distribution will be approximately $35.8 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Given recent increases in consumer price index, for 2022, we will pay approximately $3 million more in minimum distributions to the limited partners than in 2021. Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of January 2, 2022, is $409.7 million in the case of SFOG, and $527.4 million in the case of SFOT. As of January 2, 2022, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 68.5% and 46.0% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $522.1 million.

Pursuant to the 2021 annual offer, we purchased 0.125 units from the Georgia partnership for approximately $0.5 million and we purchased 0.2748 units from the Texas partnership for approximately $0.6 million in May 2021. The $350 million accordion feature on the Second Amended and Restated Term Loan B (as defined in Note 8, Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report) is available for borrowing for future "put" obligations if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities at the end of the term, which is 2027 for SFOG and 2028 for SFOT. The 2018 merger of Time Warner and AT&T Inc. did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

We incurred $25.5 million of capital expenditures at these parks during the 2021 season, and intend to incur an amount in excess of the minimum required expenditure in 2022. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $73.8 million of cash in 2021 in operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of January 2, 2022 and December 31, 2020, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.

Marketing and Promotion

We attract visitors through multichannel marketing and promotional programs for each of our parks. The programs are designed to attract guests and enhance the Six Flags brand name. They are tailored to address the different characteristics of our various markets and to maximize the impact of specific park attractions and product introductions. Marketing and promotional programs are updated or replaced each year to address new developments.

We also seek to develop long-term corporate sponsorship and co-marketing relationships with well-known regional and national brands that align with our values and strategy. This strategy allows us to develop strategic alliances with mutually beneficial advertising programs.

During the year ended January 2, 2022, we offered two primary pass products. Our basic membership program offers unlimited visits to most of our parks and automatically renews monthly after a one-year commitment period. Our basic season pass offers unlimited visits to a specified park whenever it is open and is valid for one operating season. Season pass and membership sales represent advance purchase commitments that reduce exposure to inclement weather and economic downturns. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single-day guest. A season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Single-day guests tend to spend more per visit. We will continue to strive for a balanced mix of guests to maximize revenue. Season pass and membership attendance constituted approximately 63% of the total attendance at our parks in both 2021 and 2019 and 56% of the total attendance at our parks in 2020. For 2022, we will simplify our ticket offerings by combining season passes and memberships into a new product offering.

Our Group Sales team organizes events and outings for various groups at our parks including customized catering, coordination of tickets and event planning.

We use limited promotional programs as a means of targeting specific market segments and locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, digital and social marketing activities, search engine marketing, radio and television advertising, direct mail, and sponsorship marketing. The special promotional offers are usually available for a limited time and provide some additional incentive to purchase a ticket.

Licenses

We hold exclusive long-term licenses of the Warner Bros. and DC Comics animated characters at our theme parks throughout the U.S. (except for the Las Vegas metropolitan area), Canada, Mexico and certain other countries. In particular, our license agreements entitle us to use, subject to customary approval rights of Warner Bros. and, in limited circumstances, approval rights of certain third parties, all animated, cartoon and comic book characters that Warner Bros. and DC Comics have the right to license, including Batman, The Joker, Superman, Wonder Woman, The Flash, Green Lantern, Harley Quinn, Aquaman, Bugs Bunny, Daffy Duck, Tweety Bird and Yosemite Sam. The licenses include the right to sell merchandise using the characters and to use the characters in our advertising, as walk-around characters and in theming for rides, attractions and retail outlets. In addition to annual license fees, we are required to pay a royalty fee on any merchandise manufactured by or for us and sold that use the licensed characters. Warner Bros. has the right to terminate the license agreements under certain circumstances, including if any persons involved in the movie or television industries obtain control of us or, in the case of Warner Bros., upon a default under the Subordinated Indemnity Agreement.

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

See Note 17, Business Segments, to the consolidated financial statements in Item 8 of this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.

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

Our capital plan will continue to selectively add new coasters over time to our exceptional portfolio of thrill rides; however, our near-term focus will be to deploy our resources into guest-facing technology, food service equipment and other park infrastructure improvements for a higher guest experience impact with a lower cost than adding to our portfolio of thrill rides.

During 2021, we added (i) the tallest, fastest and longest single rail coaster at Six Flags Great Adventure (Jackson, NJ); (ii) a record breaking water coaster at Six Flags Hurricane Harbor Gurnee (Gurnee, IL); (iii) a pendulum ride at Six Flags America (Largo, MD); (iv) a high-flying 360-degree rotating ride that stands 16 stories high at The Great Escape (Queensbury, NY); (v) a new seven-story spinning ride at Six Flags New England (Agawam, MA); (vi) the Midwest’s first tailspin waterslide at Six Flags Hurricane Harbor Rockford (Rockford, IL); (vii) a new 12,000 square-foot activity pool at Six Flags Hurricane Harbor Phoenix (Glendale, AZ); (viii) a four-story slide complex featuring three new waterslides at Six Flags Hurricane Harbor Arlington (Arlington, TX); (ix) a six-story waterslide complex at Six Flags Hurricane Harbor Splashtown (Houston, TX); (x) the tallest ride-of-its-kind aerial flying machine ride at Six Flags Fiesta Texas, (San Antonio, TX); and (xi) a high speed multi-lane racing water complex at Six Flags Hurricane Harbor Oklahoma City. We also rebranded Magic Waters and White Water Bay to Six Flags Hurricane Harbor Rockford and Six Flags Hurricane Harbor Oklahoma City, respectively.

In 2022, we are excited to add (i) the world's steepest dive roller coaster featuring a 95-degree drop at Six Flags Fiesta Texas (San Antonio, TX); (ii) the tallest and longest single rail coaster on the planet and record-breaking 20th roller coaster at Six Flags Magic Mountain (Valencia, CA); (iii) a state-of-the-art, all-new family cave ride experience and a first-of-its-kind in North America water coaster thrill ride at Six Flags Over Texas (Arlington, TX); (iv) a combination family coaster and animal exhibit experience at Six Flags Discovery Kingdom (Vallejo, CA); (v)  a 164 foot tall, dual action, spinning and looping thrill ride at Six Flags St. Louis (Eureka, MO) and a multi-level kids water play center featuring 4 slides and 71 interactive water features at Hurricane Harbor in Six Flags St. Louis (Eureka, MO); (vi) a 5-story, fast-paced waterslide stretching 500 feet in length at Six Flags White Water Atlanta (Marietta, GA); (vii) a brand-new Summer Vibes festival at Six Flags Great Adventure (Jackson, NJ); (viii) DC Universe, a newly themed area featuring three reimagined attractions at Six Flags Great America (Gurnee, IL); (ix) a rebrand of the Jr. Thrillseekers family area and Medusa top-rail floorless coaster at Six Flags Great Adventure (Jackson, NJ); and (x) a rebrand of Splashtown to Hurricane Harbor at Six Flags Darien Lake with a brand-new, 60-foot water slide (Corfu, NY).

During 2022, we plan to enhance our targeted marketing strategies to attract new-to-brand consumers and convert them to loyal guests, by (i) elevating our overall guest experience and focusing on our breadth of product; (ii) simplifying our admissions product offerings and (iii) developing guest-focused in-park initiatives to drive guest spending growth; (iii) focusing efforts to increase our mix of single-day ticket sales, while maintaining our season pass revenues; and (iv) growing group sales and sponsorship revenue opportunities back to pre-pandemic levels or higher.

International Agreements

We have agreements to develop a Six Flags-branded park in Saudi Arabia. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the park opens to the public. The agreements do not require us to make any capital investments in the park. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

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

In addition to the performance of our internal maintenance and inspection procedures, we, or our insurance carriers, as the case may be, retain third party consultants to perform an annual inspection of each park and all attractions. The results of these inspections are reported in written evaluation and inspection reports and include suggestions on various aspects of park operations. In certain states, state inspectors conduct additional annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use Ellis & Associates as water safety consultants at all of our waterparks to train lifeguards and audit safety procedures.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2022. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

Our parks compete directly with other theme parks, waterparks and amusement parks and indirectly with other types of recreational facilities and forms of out of home entertainment within their market areas, including movies, sporting events, restaurants and vacation travel. Principal direct competitors of our parks include SeaWorld Entertainment, Inc. and Cedar Fair, L.P. In addition, our business is subject to various factors affecting the recreation and leisure time industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors" of this Annual Report. Within each park’s regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in the park, the atmosphere and cleanliness of the park, the quality of park food and entertainment, and ease of travel to the park. Our theme parks have several advantages over other forms of entertainment. We believe that our parks offer a sufficient quality and variety of rides and attractions, culinary offerings, retail locations, and interactive and family experiences to make them highly competitive with other parks and forms of entertainment. They are outdoor venues spread over hundreds of acres, making them naturally conducive to social distancing. They are open many hours throughout the day, reducing the need for guests to arrive or leave at the same time. Finally, the vast majority of our guests live within a day’s drive, so a visit to one of our parks does not require air travel or a stay at a hotel. However, the COVID-19 pandemic could have longer-term impacts on consumer tastes and preferences and could shift consumer entertainment and recreation behaviors toward digital entertainment experiences and other off-premises experiences and technologies.

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

Environmental, Social and Governance

We are committed to advancing a purpose-led vision and fostering a culture that encourages our employees to enhance our business and the communities in which we operate. We endeavor to integrate environmental, social, and governance (ESG) practices that create sustainable economic value to our employees, stockholders, communities, and other stakeholders. Our dedicated environmental and community stewardship is an integral component of our delivering excellence, driving strategic innovation, and growing long-term stockholder value. We believe that our impact on the environment, how we manage our relationships with employees, suppliers, customers and the communities where we operate, and the accountability of our leadership to our stockholders are all critically important to our business. We have undertaken a number of initiatives to further these goals, including establishment of a diversity and inclusion council, implementation of a human rights policy and continued collaboration with local communities to support COVID-19 testing and vaccination programs.

With respect to environmental initiatives, we place a high priority on energy management, water conservation, and waste reduction. We are enhancing our water reclamation initiatives and continue to prioritize recyclable or biodegradable products in both our operations and our supply chain. We also continue to seek to incorporate solar power into our operations and otherwise reduce our greenhouse gas emissions.

With respect to governance issues, we are dedicated to meeting the highest standards of business conduct through our commitments to fostering quality and integrity in our own operations, and we expect our vendors to uphold the same standards of responsible business practices as set forth in our vendor code of conduct.

Human Capital

Our vision to be the preferred regional destination for entertainment would not be possible without our employees, who are the cornerstone of our commitment to provide the best customer experience for our guests.

We aim to create a culture that is results-oriented and supports our values of safety, integrity, accountability, guest-centricity, innovation, teamwork, inclusiveness, and fun. Core to achieving this goal is our commitment to conducting business in a manner that respects all individuals and promotes human rights, including providing fair working conditions and competitive wages, as set forth in our Human Rights Policy.

In December 2021, we made changes to our organizational structure, including to our leadership team, by reducing layers of management, to more effectively align resources to business priorities and empower our park employees. We believe that the Company’s success will be realized through the engagement and empowerment of our employees. We are focused on developing a dynamic performance-driven culture centered on the guest and creating a spirit of innovation, which has always been at our core.

Employees

As of January 2, 2022, we employed approximately 1,970 full-time employees, and over the course of the 2021 operating season we employed approximately 43,000 seasonal employees. We compete with other local employers for qualified candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 10% of our domestic full-time and approximately 7% of our domestic seasonal employees are subject to labor agreements with local chapters of national unions. Approximately 4% of our international full-time and approximately 46% of our international seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2024 (Six Flags Over Texas), December 2024 (Six Flags Over Georgia and Six Flags Magic Mountain), and January 2025 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2022 through December 2024. The labor agreements for Six Flags Great Adventure expire in various years ranging from December 2022 through December 2026. We consider our employee relations to be good.

Diversity and Inclusion

We understand that enhancing our financial strength and improving our guest’s experience requires a diverse and inclusive workforce We are committed to creating an inclusive environment that fully embraces the diversity of our employees and guests, regardless of ethnicity, gender, age, disability, cultural background, sexual orientation, or religious beliefs. We maintain a Diversity and Inclusion Council that provides feedback on a wide variety of diversity and inclusion related issues. In that regard, we are focused on the following:

Listen

to employees and other stakeholders about how we can become more diverse and inclusive through our Diversity and Inclusion Council, and through regular employee surveys, which provide feedback directly to senior management, including the CEO

Train

leaders on how to embrace inclusion, create awareness, understanding and recognize explicit and implicit bias including by providing instruction on how to lead open and honest conversations with employees

Address Unconscious Biases	by updating our grooming, social media, and hiring policies, and changing any ride or attraction names that could be viewed as offensive
Build a Diverse Team

with a leadership team that represents the diversity of our workplace and marketplace and through updating recruiting, people planning, and talent management programs to foster more objective processes for all employees

Partner with Communities	by proactively working with minority-owned suppliers to develop long-term alliances

As of January 2, 2022, approximately 50% of our full-time management employees, defined as those holding the title of manager or higher, were diverse by ethnicity and/or gender. 33% of the group are female and approximately 28% are ethnically diverse. By fostering an inclusive culture, we enable every employee to leverage unique talents and high-performance standards to drive innovation and success.

Employee Development

We seek to continuously elevate employee development and training through a variety of programs, opportunities, and resources. In 2020, we launched a partnership with the International Board of Credentialing and Continuing Education Standards to provide our guest-facing employees with specialized training to earn a Certificate in Autism

Competency to further our commitment to better serve the special needs community, provide a more inclusive environment in our parks and continue our efforts in educating our employees on diversity and inclusion. In 2021, we enhanced our talent development program by providing our employees with access to training, including virtual classrooms and online courses on topics including general safety, Office 365, harassment, discrimination, business ethics, anti-corruption, privacy and security, and park safety. In 2022, we plan to augment our succession planning process by establishing programs to better support the development of our talent bench for roles in management, maintenance and operations. Our senior leadership team reviews our talent development program annually with a particular focus on our top 20% of high performing, high potential talent, including a focus on diversity. We are committed to identifying and developing the talents of our future leaders.

Employee Engagement and Recruitment

We understand that continuous engagement with our employees is vital to driving successful, meaningful outcomes. Senior management conducts regular “town-hall” style meetings with employees to address topics such as business operations, strategy, market conditions, and question-and-answer sessions, to foster an environment and corporate culture of transparency and collaboration. We conduct ongoing employee satisfaction surveys that provide actionable feedback from employees to management. The survey responses are anonymous and measure employee satisfaction and solicit honest feedback. Management from both corporate and the parks meet routinely to review the survey results and develop action plans in response to the employee feedback.

We are focused on attracting, developing, and retaining best-in-class diverse teams, and continuing to build an inclusive culture that inspires leadership, encourages innovative thinking, empowers expeditious decision-making, and ties to our values. These guiding principles have been more important than ever in light of the unique challenges of operating during the ongoing pandemic. We source candidates from various sources in order to meet the current and future demands of our business. We have established relationships with high schools, trade schools, universities, professional associations and industry partners to proactively attract new talent.

Our recruiting practices and candidate selection are among our most important activities. Following a year with unprecedented business disruption due to the pandemic, as operations began to normalize in 2021, we prioritized filling open positions with active employees. In addition, we utilize social media, virtual job fairs and organizations across the United States to find diverse, enthusiastic and qualified employees.

Competitive Benefits

Attracting, motivating, developing and retaining the best people is crucial to all aspects of our business and long-term success, and is central to our mission, vision and values. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, motivate and retain employees to achieve superior results. The structure of our compensation programs includes incentives based on both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs.
●	We align our executives’ long-term equity compensation with our stockholders’ interests by linking a significant portion of total compensation opportunity to business performance.
●	All full-time employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, health savings accounts, flexible spending accounts, legal insurance, identity theft insurance, pet insurance and a wellness program.

●	A unique Six Flags perquisite offers full-time employees complimentary passes, including for their dependents, which provides free admission to any of our parks, preferred parking and discounts on in-park products. Full-time employees are also provided complimentary tickets.

Safety

The health and safety of our guests and employees is our highest priority. It is the shared responsibility of every employee to actively participate in creating a safe and secure environment and to minimize injuries. The hallmarks of the Company’s safety and security programs are:

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

To support our employees and their families during the pandemic, in 2020, we expanded remote work opportunities where possible and implemented extensive health and safety measures, such as enhanced sanitization protocols and distribution of personal protective equipment, to provide a safe working environment for our employees. We continue to regularly monitor guidance from federal and local health authorities in evaluating applicable COVID-19 health and safety protocols with regard to ongoing operations. We enhanced our operations to make it safer and easier for our employees to come to work including adding training to ensure compliance with applicable health and safety protocols, contactless recruiting and hiring procedures, and offering voluntary on-site COVID testing and vaccination opportunities. We received favorable responses from our employees on our safety measures as evidenced by our employee satisfaction scores.

We continue to offer guests the ability to obtain cash cards from kiosks throughout the parks to facilitate electronic transactions as an option in lieu of using cash, and implemented mobile food ordering at all of our domestic parks. These innovations added contactless means to enhance our guests’ experience through faster, more convenient transactions while elevating our enhanced safety guidelines.

Human Rights

Our attention to health and safety of our guests and employees extends to the workers and communities in the supply chain. We believe that respect for human rights is fundamental to our mission of creating fun and thrilling memories for all and our commitment to ethical business conduct. In 2021, we adopted a human rights policy that is grounded in international standards and is an important expression of our values. The policy provides the framework to hold employees accountable to advance, support and respect human rights in the course of doing business. We are focused on screening and doing business with vendors and suppliers who conduct their business with ethical standards that are consistent with our policy and the Company’s code of vendor conduct.

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

Name	Age	Title
Selim Bassoul*	65	President and Chief Executive Officer
Sandeep Reddy*	51	Executive Vice President and Chief Financial Officer
Mario Centola	51	Senior Vice President, In-Park Services
Stephen R. Purtell	55	Senior Vice President, Corporate Communications, Investor Relations and Treasurer
Taylor Brooks	35	Vice President and Chief Accounting Officer
*	Executive Officers

Selim Bassoul was named President and Chief Executive Officer of the Company in November 2021. Mr. Bassoul has served as a director of the Company since February 2020 and was the Non-Executive Chairman of the Board from February 2021 to November 2021. Mr. Bassoul served as Chief Executive Officer and Chairman of the Board of Directors of The Middleby Corporation, a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul currently serves as a director and non-executive chairman of the Board of Directors of Diversey Holdings, Ltd., where he is a member of the Audit Committee and People Resources Committee. Mr. Bassoul previously served on the boards of 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC. He holds a B.A. in Business Administration from the American University of Beirut, and an M.B.A. in Finance and Marketing from the Kellogg School of Management at Northwestern University.

Sandeep Reddy was named Executive Vice President and Chief Financial Officer of the Company in July 2020. Mr. Reddy previously served as Chief Financial Officer of Guess?, Inc., a contemporary clothing and accessories retailer, from July 2013 through December 2019. Prior to that role, since 2010, he served as Vice President and European Chief Financial Officer of Guess, where he was responsible for all aspects of Guess’ European finance functions, including financial planning, treasury, accounting, and tax. From 1997 to 2010, Mr. Reddy served in a number of positions of increasing responsibility for Mattel Inc., a leading global toy manufacturer, ultimately serving as Vice President Finance and Supply Chain for the SEUR (France, Spain, Portugal, Italy) cluster. Mr. Reddy has a BA (Honors) in Economics from Delhi University and an M.B.A. from Cornell University.

Mario Centola was named Senior Vice President of In-Park Services in December 2021 and oversees the implementation of the Company’s strategic vision for all domestic and international parks. In addition, he is responsible for the functional areas of capital planning, engineering, maintenance and commercial activities, inclusive of sales and corporate partnerships. Prior to his current role, Mr. Centola held a number of corporate leadership positions including the Vice President of Financial Planning and Business Development, Vice President of International Operations and Business Development, and Vice President and Chief Accounting Officer. Since starting with the Company in 2001, he has held a number of financial management roles of increasing responsibility in a corporate capacity as well as at a number of our parks. Mr. Centola started his career in the industry working for SeaWorld Entertainment, Inc. prior to joining the Company. Mr. Centola holds a B.S. degree in Finance from Miami University and a Masters degree in both Business Administration and Information Systems from The University of Akron.

Stephen R. Purtell was named Senior Vice President, Corporate Communications, Investor Relations and Treasurer of the Company in January 2022. Mr. Purtell previously served as Senior Vice President, Investor Relations, Treasury and Strategy since December 2020. From October 2016 to December 2020, Mr. Purtell was Senior Vice President, Investor Relations and Treasurer, and from July 2012 to October 2016, Mr. Purtell was Vice President, Business Development and Treasurer. Prior to joining the Company, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning and Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Wharton School of the University of Pennsylvania.

Taylor Brooks was named the Vice President and Chief Accounting Officer of the Company effective June 2018. Mr. Brooks is responsible for overseeing the Company’s accounting function. Mr. Brooks joined the Company in 2013 as the Financial Reporting Manager and in 2015 was named Director of Accounting and Assistant Controller. Prior to joining the Company, Mr. Brooks was the Financial Reporting and Technical Research Senior Accountant at DynCorp International, LLC, and prior to DynCorp he worked for Ernst & Young LLP. Mr. Brooks holds a Bachelor’s degree and a Master’s degree in Accounting from Abilene Christian University and is a Certified Public Accountant.

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

Risks Relating to Our Business

The ongoing COVID-19 pandemic has had, and could continue to have, a significant negative impact on our financial condition and operations.

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread has impacted our business especially when we were required to temporarily suspend operations at our theme parks and waterparks in March 2020. Many of our parks resumed operations, generally at reduced capacity, at various points beginning in June 2020. As of January 2, 2022, we expect all of our parks to open in accordance with their normal operating schedules, subject at certain locations to moderate restrictions due to the pandemic.

The impacts of COVID-19 on our business will continue for an unknown length of time. Future developments relating to COVID-19, including severity, rate of transmission, variants, treatment, testing and vaccinations, are uncertain and difficult to predict. Additionally, COVID-19 impacts that have subsided (such as temporary park closures, operating at reduced capacity and requiring advanced reservations) may again impact our business in the future and new impacts may emerge from COVID-19 developments or other pandemics.

Our mitigation efforts in response to the impacts of COVID-19 on our business have had, or may have, negative impacts. We reduced seasonal labor during the period that our parks were closed or operating under capacity restrictions and extended the benefits of 2020 season passes and memberships through 2021. During 2020, we increased the available borrowings under the Second Amended and Restated Credit Facility by $131 million, issued $725 million of senior secured notes, deferred or eliminated certain capital projects, reduced certain discretionary spending (such as spending on marketing), temporarily reduced salaries for full-time employees, and did not pay a dividend on Holdings’ common stock. These and other of our mitigating actions may have an adverse impact on our business. Additionally, there are limitations on our ability to mitigate the adverse financial impact of COVID-19, including the fixed costs of operating our business and the impact COVID-19 may have on capital markets and our cost of borrowing.

Governmental authorities have issued and continue to issue a variety of mandates in an effort to slow the spread of COVID-19, including travel restrictions, border closures, restrictions on public gatherings, capacity limits, “shelter at home’’ orders and advisories, and quarantine requirements. The impact of any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease is unpredictable and could result in further restrictions. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of safety for our guests and employees. Any of these measures could further disrupt our operations, or have a negative impact on our financial results. If future developments require subsequent disruptive measures to be implemented, such as prolonged park closures, our business, financial condition, results of operations and reputation may be materially and adversely affected.

Consumers may change their behavior and consumption patterns in response the pandemic. The demand for our parks, other entertainment and recreation activities generally, and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to COVID-19 or otherwise, may reduce our customers’ discretionary income to spend on parks, entertainment, recreation activities and travel. In addition, the COVID-19 pandemic could have longer-term impacts on consumer tastes and preferences and could shift consumer entertainment and recreation behaviors toward digital entertainment experiences and other off-premises experiences and technologies. As a result, attendance, revenue and per capita spending at our theme parks and waterparks could be adversely affected, which could materially adversely affect our business, results of operations, liquidity, cash flows, financial condition, and prospects.

The extent and duration of the impact of the ongoing pandemic on our operations, financial performance and condition, liquidity and cash flows, will depend largely on future developments, including the duration of the pandemic and any variants that may be highly contagious and/or impact the effectiveness of vaccines, vaccination rates in the communities in which we operate, any continuing or newly imposed travel restrictions or vaccination requirements in connection with travel, and the related impact on factors affecting guest behavior, including individuals’ risk tolerance regarding health matters going forward, consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

The ongoing pandemic continues to present material uncertainty and risk with respect to our operations, financial performance and condition, liquidity and cash flows. To the extent the pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in the Risk Factors in this Annual Report. Any future outbreak of any other highly infectious or contagious disease could have a similar impact.

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

Additionally, difficult economic conditions throughout the world, including global supply chain issues, could impact our ability to obtain supplies, services and credit as well as the ability of third parties to meet their obligations to us, including, for example, manufacturers’ ability to supply rides, payment of claims by our insurance carriers, funding of our lines of credit, or payment by our international agreement partner. Changes in exchange rates for foreign currencies could reduce international demand for our products, increase our labor and supply costs in non-U.S. markets or reduce the U.S. dollar value of revenue we earn in other markets.

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

Our strategies may not enhance guest experiences or increase productivity as planned, may not increase our revenues at the rate we expect or at all, and may require the expenditure of capital resources or operating costs in excess of what we originally budgeted and allocated for such purposes. In addition, our increased focus on improving our food and beverage offerings and simplifying our admissions products may not be successful. If we are unable to achieve our strategic objectives and grow and evolve our business, our financial condition and results of operations may be adversely affected.

Bad or extreme weather conditions and forecasts of bad or mixed weather conditions, which may be due to climate change, can adversely impact attendance at our parks.

Because most of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions that may be a result of climate change, which negatively affects our revenues. The effects of bad weather on attendance can be more pronounced at our waterparks. We believe our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. In addition, our parks in California and Texas are more likely to be impacted by extreme heat, wildfires, mudslides and floods, which may be exacerbated by the effects of climate change, than our parks in other locations. Bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.

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

In addition, since some of our parks are near major urban areas and appeal to teenagers and young adults, there may be disturbances at one or more parks that could negatively affect our reputation or brand. This may result in a decrease in attendance at the affected parks and could adversely impact our results of operations. While we work with local law enforcement authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent or mitigate these types of events.

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

Additionally, from time to time, animal activist and other third party groups may make negative public statements about us or bring claims before government agencies or lawsuits against us. Such claims and lawsuits sometimes are based on allegations that we do not properly care for some of our featured animals. On other occasions, such claims and/or lawsuits are specifically designed to change existing law or enact new law in order to impede our ability to retain, exhibit, acquire or breed animals. While we seek to comply with all applicable federal and state laws and vigorously defend ourselves in any lawsuits, there are no assurances as to the outcome of future claims and lawsuits that could be brought against us. An unfavorable outcome in any legal proceeding could have a material adverse effect on our business, financial condition and results of operations. In addition, associated negative publicity could adversely affect our reputation, financial condition and results of operations.

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

Increases in labor costs and employee health and welfare benefits could have a negative impact on our cash flows, financial condition, and results of operations.

Labor is a primary component in the cost of operating our business. We devote significant resources to recruiting and training our employees in order to meet our guests’ high expectations for service. Wage and benefit increases to attract and retain employees in a tight labor market have driven-up labor costs. These increased costs pressure our margins and could have a negative impact on our financial results. Our ability to control labor costs is subject to numerous external factors, including market pressures with respect to prevailing wage rates, unemployment levels, and health and other insurance costs, as well as the impact of legislation or regulations governing labor relations, minimum wage, and healthcare benefits. Our results of operations are also substantially affected by costs of retirement, including as a result of macroeconomic factors beyond our control, such as declines in investment returns on pension plan assets and changes in discount rates used to calculate pension and related liabilities.

In addition, we may experience material increase in the cost of securing our seasonal workforce in the future. Increased minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2022 and future years and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

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

We depend on a seasonal workforce to meet our operational needs.

Our park operations depend in part on our ability to attract, train, motivate and retain qualified employees, many of whom are seasonal employees. We seek to manage seasonal wages and the timing of the hiring process to ensure the appropriate workforce is in place for peak and low seasons. If we are unable to hire sufficient personnel or successfully manage our seasonal workforce needs, we may not be able to meet our operational needs and our financial results could be negatively impacted.

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

Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2022, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or waterpark operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.

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

We may be unable to purchase or contract with third parties to build high quality rides and attractions and to continue to service and maintain those rides and attractions at competitive or beneficial prices, or to provide the replacement parts needed to maintain the operation of such rides. Global supply chain issues may also cause delays in the receipt of required goods or services. In addition, if our third party suppliers’ financial condition deteriorates or they go out of business, we may not be able to obtain the full benefit of manufacturer warranties or indemnities typically contained in our contracts or may need to incur greater costs for the maintenance, repair, replacement or insurance of these assets.

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

Of our 27 theme parks and waterparks, 12 are located on property that we lease and do not own. Certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our business, financial condition or results of operations.

Our intellectual property rights are valuable, and any inability or material increase in the cost to protect them could adversely affect our business.

Our intellectual property, including our trademarks and domain names and other proprietary rights, constitutes a significant part of our value. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States and other countries, as well as contract provisions and third party policies and procedures governing internet/domain name registrations. However, there can be no assurance these measures will be successful in any given case, particularly in those countries where the laws do not protect our proprietary rights as fully as in the United States. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our revenues or otherwise harm our business. In addition, pursuant to our license agreements, we have exclusive theme park usage rights in the U.S. (except for the Las Vegas metropolitan area), Canada and Mexico to certain Warner Bros. and DC Comics animated characters. The license fee is subject to periodic scheduled adjustments and CPI increases, and Warner Bros. has the right to terminate the agreements under certain circumstances, such as a default under the Subordinated Indemnity Agreement. The termination of these licenses, or a material increase in the cost to retain these licenses, could have a material adverse effect on our business or financial condition.

Unionization activities or labor disputes may disrupt our operations and affect our profitability.

As of January 2, 2022, approximately 9% of our full-time and approximately 11% of our seasonal employees were subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.

Our operations and our ownership of property subject us to environmental, health and safety, climate change, and other regulations, which create uncertainty regarding future expenditures and liabilities.

Our operations involve wastewater and stormwater discharges and air emissions, and as a result are subject to environmental, health and safety laws, regulations and permitting requirements. These requirements are administered by the U.S. Environmental Protection Agency and the states and localities where our parks are located (and can also often be enforced through citizen suit provisions) and include the requirements of the Clean Water Act and the Clean Air Act. Our operations also involve maintaining underground and aboveground storage tanks, and managing and disposing of hazardous substances, chemicals and materials and are subject to federal, state and local laws and regulations regarding the use, generation, manufacture, storage, handling and disposal of these substances, chemicals and materials, including the Resource Conservation and Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"). A portion of our capital expenditures budget is intended to ensure continued compliance with environmental, health and safety laws, regulations and permitting requirements. In the event of contamination or injury as a result of a release of or exposure to regulated materials, we could be held liable for any resulting damages. For example, pursuant to CERCLA, past and current owners and operators of facilities and persons arranging for disposal of hazardous substances may be held strictly, jointly and severally liable for costs to remediate releases and threatened releases of hazardous substances. The costs of investigation, remediation or removal of regulated materials may be substantial, and the presence of those substances, or the failure to remediate property properly, may impair our ability to use, transfer or obtain financing regarding our property. Our activities may be affected by new legislation or changes in existing environmental, health and safety laws. For example, the state or federal government having jurisdiction over a given area may enact legislation and the U.S. Environmental Protection Agency or applicable state entity may propose new regulations or change existing regulations that could require our parks to reduce certain emissions or discharges. Such action could require our parks to install costly equipment or increase operating expenses. We may be required to incur costs to remediate potential environmental hazards, mitigate environmental risks in the future, or comply with other environmental requirements. Concern over climate change may result in new or increased legal and regulatory requirements to reduce or mitigate the effects of climate change on the environment. Increased costs of energy or compliance with emissions standards due to increased legal or regulatory requirements may cause disruptions in or increased costs associated with park services.

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

We have significant financial obligations under our debt instruments and the Partnership Park arrangements. See the Partnership Parks section in Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for a detailed discussion of our obligations with respect to the Partnership Parks. In the event of a default by us under the Partnership Parks arrangements, Time Warner has the right to take control of the Partnership

Parks. In addition, such a default could trigger an event of default under the Credit Agreement. See "Business—Partnership Park Arrangements" for additional information.

If we are unable to make payments on our debt or satisfy our other obligations, or if we fail to obtain future financing that may be necessary for working capital, capital expenditures, payment of debt, or the Partnership Park obligations, it could materially adversely affect our business, financial condition or results of operations.

We plan to strategically reinvest in our properties to improve the guest experience and our business plan includes targeted annual capital spending. However, depending on various factors including strategic initiatives, the duration of the COVID-19 pandemic, unanticipated delays in the completion of our projects, weather conditions, increased labor costs, and availability and cost of ride components, we may spend more or less than our planned target amount. In 2021, we spent $121.7 million on capital expenditures, net of property insurance recoveries.

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

Our leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, and prevent us from meeting our obligations under our indebtedness.

As of January 2, 2022, our total indebtedness was approximately $2.639 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or repurchases of Holdings common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

Our ability to make scheduled payments of the principal of, or to pay interest on, or to refinance indebtedness depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the availability of financing in the banking and capital markets. If unable to generate sufficient cash flow to service our debt or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our obligations and impair our liquidity. There can be no assurance that any refinancing of our indebtedness will be possible and any such refinancing could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations. If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be forced to reduce or delay strategic initiatives and capital expenditures, sell material assets or operations, obtain additional capital or restructure our debt, which could cause us to default on our debt obligations and impair our liquidity. We from time to time may increase the amount of our indebtedness, modify the terms of our financing arrangements, make capital expenditures, issue dividends and take other actions that may substantially increase our leverage.

Despite our significant leverage, we may incur additional amounts of debt, which could further exacerbate the risks associated with our significant leverage.

Changes to, or the elimination of, LIBOR may adversely affect interest expense related to our indebtedness.

Borrowings under the Second Amended and Restated Term Loan B are calculated on a London Inter-Bank Offered Rate (“LIBOR”) plus an additional percentage based on credit risk. LIBOR is the subject of recent proposals for reform. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors in mid-2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate. The consequences cannot be entirely predicted and could have an adverse impact on the interest payments under our debt. Changes in market interest rates may influence our future financing costs and could reduce our earnings and cash flows.

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

We periodically return value to investors through payment of quarterly dividends and common stock repurchases. In 2020, pursuant to amendments to the Credit Agreement, we suspended our quarterly dividend payment and stock repurchase program due to the impact of the COVID-19 pandemic until the earlier December 31, 2022, or such time as Six Flags Theme Parks Inc. (“SFTP”) reduces the incremental revolving credit commitments by $131 million and begins using actual results to test covenant compliance. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for longer depending on any then-existing limitations on our working capital. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

Our existing debt agreements contain, and future debt agreements may contain, financial and other restrictions that limit our flexibility in operating our business.

Our existing debt agreements contain, and documents governing our future indebtedness may contain, financial and operating covenants that limit the discretion of management with respect to certain business matters.  These covenants place restrictions on, among other things, our ability to incur additional indebtedness, pay dividends and other distributions, create liens, make investments and other restricted payments, repurchase stock, engage in transactions with affiliates, sell certain assets or engage in mergers, acquisitions and other business combination. Our existing debt agreements also require, and documents governing our future indebtedness may require, us to meet certain financial ratios and tests.

Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control including weather and economic, financial and industry conditions. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We cannot provide assurance that our liquidity would be sufficient to repay or refinance such indebtedness if it was accelerated upon an event of default. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 8, Long-Term Indebtedness, to our consolidated financial statements in Item 8 of this Annual Report and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations― Liquidity, Capital Commitments and Resources―Indebtedness―Covenant Compliance.”

Changes in our credit ratings could adversely affect the price of Holdings’ common stock.

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and waterparks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. As the result of the COVID-19 pandemic and impact of expanding restrictions and quarantines on the entertainment industry, the credit rating agencies lowered the ratings on several theme park companies in 2020. In June 2021, Moody’s changed our outlook from “negative” to “stable” and reaffirmed our issuer credit rating of B2 and reaffirmed our issuer-level ratings of Ba2 and B3 on our senior secured and senior unsecured issuances, respectively. Additionally, in June 2021, Standard and Poor’s changed our outlook from “negative” to “positive.” In August 2021, Standard and Poor’s increased our issuer credit rating from B- to B+ and our issue-level ratings from B to BB- and CCC to B- on our senior secured and senior unsecured issuances, respectively, while maintaining a “positive” outlook. We cannot provide assurance our ratings will improve or remain the same. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings’ common stock.

Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.

Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations, including the obligations under the Company’s debt agreements, and, at such time as dividend payments by Holdings are no longer suspended, to pay dividends on Holdings’ common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on its debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $335.6 million of cash and cash equivalents on a consolidated basis at January 2, 2022, of which $38.9 million was held at Holdings.

Anti-takeover provisions in our organizational documents, debt agreements and Delaware law could delay or prevent change of control.

Certain provisions in Holdings’ charter, bylaws and debt agreements could have the effect of delaying, deferring or preventing a merger, takeover attempt, or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium price over the market price for shares of Holdings’ common stock. Holdings is also subject to the anti-takeover provisions of Delaware law, which could have the effect of delaying or preventing a change of control in some circumstances.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2021 fiscal year and that remain unresolved.

ITEM 2.PROPERTIES

Set forth below is a brief description of our material real estate as of January 2, 2022. See also "Business—Description of Parks."

●	Six Flags America, Largo, Maryland—515 acres (owned)
●	Six Flags Discovery Kingdom, Vallejo, California—135 acres (owned)
●	Six Flags Fiesta Texas, San Antonio, Texas—220 acres (owned)
●	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,111 acres (owned)
●	Six Flags Great America and Hurricane Harbor Chicago, Gurnee, Illinois—304 acres (owned)
●	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
●	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
●	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)
●	Six Flags Magic Mountain, Valencia, California—250 acres (owned)
●	Six Flags Mexico, Mexico City, Mexico—110 acres (occupied pursuant to a permit agreement)(2)
●	Six Flags New England, Agawam, Massachusetts—262 acres (owned)
●	Six Flags Over Georgia, Austell, Georgia—283 acres (leasehold interest)(3)
●	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)
●	Six Flags St. Louis, Eureka, Missouri—320 acres (owned)
●	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)
●	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)
●	The Great Escape and Lodge, Queensbury, New York—345 acres (owned)
●	Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)
●	Six Flags Darien Lake, Corfu, New York—982 acres (leasehold)(7)
●	Frontier City, Oklahoma City, Oklahoma—113 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Oklahoma City, Oklahoma City, Oklahoma—24 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Phoenix, Glendale, Arizona—33 acres (leasehold)(8)
●	Six Flags Hurricane Harbor Splashtown, Spring, Texas—46 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Rockford, Rockford, IL—43 acres (leasehold) (9)
(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The waterpark opened to the public in 2017.
(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024.
(3)	Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.
(4)	Owned by the Georgia partnership.
(5)	The site is leased from the City of Montreal. The lease expires in 2065.
(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the waterpark in 2017.
(7)	These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.
(8)	This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the waterpark in 2018.
(9)	This site is leased from the Rockford Park District. The lease expires in 2029. We began operating the waterpark in 2019.

In addition to the foregoing, we also lease a limited number of rides and attractions at our parks and office space. See Note 16, Leases, to the consolidated financial statements in Item 8 of this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Credit Agreement and the collateral agent under the indenture governing the 2025 Notes, a mortgage on substantially all of our owned United States properties.

ITEM 3.LEGAL PROCEEDINGS

Information regarding legal proceedings is included in Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Record Holders

Holdings’ common stock is listed on the New York Stock Exchange under the ticker symbol "SIX." As of February 21, 2022, there were approximately 287 stockholders of record of Holdings’ common stock. This does not reflect holders who beneficially own common stock held in nominee or street name accounts through brokers or banks.

Dividends

Holdings did not pay any dividends during the year ended January 2, 2022. In connection with 2020 amendments to the Credit Agreement, we agreed to extend the suspension of the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending payment of dividends after the restrictions under the Credit Agreement are terminated depending on any then-existing limitations on our working capital. For more information, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in Item 7 of this Annual Report and Note 8, Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report.

Issuer Purchases of Equity Securities

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of February 21, 2022, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In connection with 2020 amendments to the Credit Agreement, we agreed to suspend the repurchase of Holdings’ common stock and payment of dividends until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million and begins using actual results to calculate covenant compliance. However, given the present uncertainty associated with the ultimate impact of COVID-19 on our business and operations, we may determine that it is prudent to continue suspending the repurchase of Holdings’ common stock after the restrictions under the Credit Agreement are terminated depending on any then-existing limitations on our working capital.

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

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	1/2/2022
Six Flags Entertainment Corporation	100.00	116.02	101.76	87.98	67.20	83.92
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
S&P Midcap 400	100.00	116.24	103.36	130.44	148.26	184.96
S&P Movies & Entertainment	100.00	105.02	105.66	133.89	186.21	181.63

ITEM 6.RESERVED

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant components of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section include:

●	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.
●	Critical Accounting Policies. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
●	Recent Events. The recent events section provides a brief description of recent developments at the Company.
●	Results of Operations. The results of operations section provides an analysis of our results for the years ended January 2, 2022, December 31, 2020 and December 31, 2019 and a discussion of items affecting the comparability of our financial statements for those years. Please refer to the results of operations section described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, for our discussion and analysis of our results for the years ended December 31, 2020 and 2019 and a discussion of items affecting the comparability of our financial statements for those years.
●	Liquidity, Capital Commitments and Resources. The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended January 2, 2022, and our outstanding debt and commitments existing as of January 2, 2022.
●	Market Risks and Security Analyses. We are principally exposed to market risk related to interest rates and foreign currency exchange rates, which are described in the market risks and security analyses section.
●	Recently Issued Accounting Pronouncements. This section provides a discussion of recently issued accounting pronouncements applicable to Six Flags, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

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

Overview

We are the largest regional theme park operator in the world and the largest operator of waterparks in North America based on the number of parks we operate. Of our 27 regional theme and waterparks, 24 are located in the United States, two parks are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 53% of total revenue for the year ended January 2, 2022, approximately 57% of total revenue during the year ended December 31, 2020, and approximately 55% of total revenue during the years ended December 31, 2019), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks (which accounted for approximately 44%, 35% and 39% in total revenue for the years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively), and (iii) sponsorship, international agreements and accommodations (which accounted for approximately 3%, 8% and 7% for the years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively). Revenue from ticket sales and in-park sales are primarily impacted by park attendance and, as anticipated, we sold significantly more season passes and memberships during 2021 than in the prior year in which many of our parks were closed due to the COVID-19 pandemic. We had 2.1 million members, and 6.1 million season pass holders as of January 2, 2022 compared to 1.7 million members and 2.1 million season pass holders as of December 31, 2020. The increase in in-park spending per capita was due to a higher mix of single-day ticket guests, who tend to spend more than season pass holders and members on a per day basis, enhanced in-park offerings, and strong consumer spending trends. Revenues from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year. During the year ended January 2, 2022, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures increased relative to the prior year, as a result of significant increases in operating days and attendance following the temporary suspension of park operations related to the COVID-19 pandemic outbreak during the year ended December 31, 2020.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. We anticipate that the tight labor market and recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2022 and future years. Further legislative changes and competitive wage rate pressure could cause these expenses to continue to increase in the future.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates and discusses our review of applicable accounting pronouncements that have been issued by the Financial Accounting Standards Board (“FASB”). See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report for further discussion of these and other accounting policies.

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

Revenue Recognition

FASB Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers (“Topic 606") is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, memberships in the initial twelve-month term and other multi-use admissions, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and products that are not sold on a stand-alone basis are treated as residual. In contrast to our season pass and other multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in the membership program can visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled in the membership program. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including impact of changes to our season pass and memberships described above. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active memberships after the initial twelve-month term, we recognize revenue monthly as payments are received.

Recent Events

COVID-19 Pandemic

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread has impacted our business especially when we were required to temporarily suspend operations at our theme parks and waterparks in March 2020. Many of our parks resumed operations, generally at reduced capacity, at various points beginning in June 2020. As of June 15, 2021, all of our U.S. parks were open and operating without any capacity constraints. To successfully navigate through the ongoing pandemic during 2021, we remained focused on the following key priorities:

●	Ensuring the health and safety of our employees and guests visiting our parks;
●	Maintaining ongoing operations at our parks with flexibility to adjust to changing local conditions and government mandates; and
●	Serving the communities in which we operate to help mitigate the impact of the pandemic.

We have taken a number of mitigation efforts in response to the impacts of the pandemic on our business. We reduced seasonal labor during the period that our parks were closed or operating under capacity restrictions and extended the benefits of 2020 season passes through 2021. During 2020, we increased the available borrowings under the Second Amended and Restated Credit Facility, issued additional senior secured notes, deferred or eliminated certain capital projects, reduced certain discretionary spending (such as spending on marketing), temporarily reduced salaries for full-time employees, and did not pay a dividend on Holdings’ common stock.

Future developments relating to COVID-19, including severity, rate of transmission, variants, treatment, testing and vaccinations, are uncertain and difficult to predict. The impacts of the ongoing pandemic on our business will continue for an unknown length of time. Additionally, COVID-19 impacts that have subsided (such as temporary park closures, operating at reduced capacity and requiring advanced reservations) may again impact our business in the future and new impacts may emerge from COVID-19 developments or other pandemics.

The ongoing pandemic continues to present material uncertainty and risk with respect to our operations, financial performance and condition, liquidity and cash flows. For additional discussion of the adverse impact of COVID-19 on our business, see “Item 1A. Risk Factors” of this Annual Report.

Leadership Changes

We experienced a number of leadership changes in 2021:

●	In November, Michael Spanos stepped down as Chief Executive Officer and resigned as a member of Holdings’ board of directors.
●	Holdings’ board of directors appointed Selim Bassoul as Chief Executive Officer in November. Mr. Bassoul previously served as Holdings’ non-executive Chairperson of the board of directors since February 2021.
●	Also in November, Ben Baldanza was appointed non-executive Chairperson of Holdings’ board of directors.
●	In December, we eliminated the role Chief Administrative Officer and in connection with the eliminated role, Laura W. Doerre departed her role as General Counsel and Chief Administrative Officer.
●	In May 2021, we continued to enhance the gender diversity of Holdings’ board of directors when Denise M. Clark joined as a director.

Also in December 2021, we made additional changes to our organizational structure, including to the leadership team, by reducing layers of management, to more effectively align resources to business priorities and empower the park employees.

Fiscal Year Change

Holdings’ Board of Directors determined that it is in the best interests of the Company to change its fiscal year end from December 31 to a 52-53 week fiscal year ending on the Sunday closest to December 31, effective as of the commencement of the Company’s fiscal year on January 1, 2021, to align the Company’s reporting calendar with how the Company operates its business and improve comparability across periods. The Company’s 2021 fiscal year ended on January 2, 2022. The 2022 fiscal year began on January 3, 2022 and will end on January 1, 2023.

Results of Operations

The following table sets forth summary financial information for the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended			Percentage Change
(Amounts in thousands, except per capita data)	January 2, 2022	December 31, 2020	December 31, 2019	2021 to 2020	2021 to 2019
Total revenue	$1,496,905	$356,575	$1,487,583	N/M	1%
Operating expenses	647,250	389,726	607,791	66%	6%
Selling, general and administrative expenses	211,381	147,295	199,194	44%	6%
Costs of products sold	125,728	34,119	130,304	N/M	(4)%
Other net periodic pension benefit	(5,894)	(5,190)	(4,186)	14%	41%
Depreciation and amortization	114,434	120,173	118,230	(5)%	(3)%
Loss on disposal of assets	12,137	7,689	2,162	1%	N/M
Interest expense, net	152,436	154,723	113,302	(1)%	35%
Loss on debt extinguishment	—	6,106	6,484	N/M	N/M
Other expense, net	18,122	24,993	2,542	(27)%	N/M
Income (loss) before income taxes	221,311	(523,059)	311,760	N/M	(29)%
Income tax expense (benefit)	49,622	(140,967)	91,942	N/M	(46)%
Net income (loss)	171,689	(382,092)	219,818	N/M	(22)%
Less: Net income attributable to noncontrolling interests	(41,766)	(41,288)	(40,753)	1%	2%
Net income (loss) attributable to Six Flags Entertainment Corporation	$129,923	$(423,380)	$179,065	N/M	(27)%

Other Data:
Attendance	27,693	6,789	32,811	N/M %	(16)%
Total guest spending per capita	$52.40	$48.45	$42.37	8%	24%

Year Ended January 2, 2022 vs. Year Ended December 31, 2020 and Year Ended December 31, 2019

Revenue

Revenue for the year ended January 2, 2022, totaled $1,496.9 million, an increase of $1,140.3 million compared to $356.6 million for the year ended December 31, 2020. In March 2020, we suspended operations at all of our parks due to the COVID-19 pandemic and many parks remained closed or had reduced operations through December 31, 2020. The increase in operating days during the year ended January 2, 2022, compared to the year ended December 31, 2020, drove the majority of the revenue increase compared to the prior year period. The change, in the first quarter of 2021, to the method we use to determine our fiscal periods resulted in (i) the addition of two calendar days to the 2021 fiscal year compared to both 2020 and 2019, and a shift of 107,000 of attendance, and $6.0 million of revenue to the year ended January 2, 2022.

Revenue for the year ended January 2, 2022, totaled $1,496.9 million, an increase of $9.3 million, or 1%, compared to $1,487.6 million for the year ended December 31, 2019. The increase was primarily attributable to stronger guest spending per capita and receipt of a settlement payment relating to our former China project, of which $6.7 million was recognized as revenue. The increase was partially offset by (i) fewer operating days during the first quarter of 2021 due to pandemic-related park closures and (ii) a reduction in sponsorship, international agreements and accommodations revenue compared to 2019, due primarily to the termination of our international agreements in China and Dubai in 2020 and 2019, respectively, and lower accommodations and sponsorship revenue due to the COVID-19 pandemic.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the year ended January 2, 2022, increased by $3.95, or 8%, to $52.40, compared to the year ended December 31, 2020, primarily as a result of a $5.06, or 27%, increase in non-admissions revenue per capita, offset by a decrease of $1.11, or 4%, in admissions revenue per capita. Admissions revenue per capita was higher in 2020 due to recurring monthly membership revenue that was recognized during the first quarter from memberships that continued on a monthly basis past the initial twelve-month commitment period. Prior to the temporary suspension of park operations in 2020, these monthly payments were recognized as received and spread over a lower attendance base during the offseason for many of our parks. The increase in non-admissions revenue per capita was primarily driven by strong consumer spending trends and early progress on several of our in-park spending initiatives, while during 2020, a large percentage of our guests visited our drive-through safari at Six Flags Great Adventure, which did not provide an opportunity for in-park spending.

Total guest spending per capita improved by $10.03, or 24%, compared to the year ended December 31, 2019, primarily as a result of a $6.16, or 35%, increase in non-admissions revenue per capita, driven by early progress on several of our in-park spending initiatives and strong consumer spending trends, and a $3.87, or 16%, increase in admissions revenue per capita driven by our revenue management initiatives and a shorter average season for 2021 season passes compared to 2019, resulting in fewer visits per pass. Most 2021 season passes were sold later in the season than in 2019, resulting in recognition of season pass revenue over a shorter period allowing for fewer visits, which results in higher admissions revenue per capita.

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

Operating expenses

Operating expenses for the year ended January 2, 2022, increased $257.0 million, or 66%, compared to the year ended December 31, 2020, primarily as a result of the re-opening of all of our 27 parks in 2021, while many were closed or operating at reduced capacity in 2020. The increase in operating expenses was also attributable to an increase by approximately $10.6 million in litigation related to an increased estimate of the probable outcome of a legacy class action suit.

Operating expenses increased $38.9 million, or 6%, compared to the year ended December 31, 2019. The increase is driven by wage rate increases and higher incentive accruals, partially offset by fewer total employee hours worked as a result of the national labor shortage. The increase in operating expenses was also attributable to an approximately $10.6 million increase in litigation related to an increased estimate of the probable outcome of a legacy class action suit.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended January 2, 2022, increased $64.6 million, or 44%, compared to the year ended December 31, 2020, primarily due to the cessation of a temporary 25% reduction in salaries of most of our full-time employees and a return to historical advertising levels following the elimination of the majority of our advertising expenses in 2020 due to uncertainty with the COVID-19 pandemic.

Selling, general and administrative expenses for the year ended January 2, 2022, increased $12.7 million, or 6%, compared to the year ended December 31, 2019. During 2021, the increase was attributable to an increase in stock compensation and to our centralization initiative, which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold during the year ended January 2, 2022, increased $91.6 million compared to the year ended December 31, 2020, primarily due to the return to full operations following the COVID-19 related suspension of operations at each of our parks during 2020 and many of our parks operating under capacity restrictions following reopening in 2020.

Cost of products sold during the year ended January 2, 2022, decreased $4.6 million, or 4%, compared to the year ended December 31, 2019, primarily as a result of a higher mix of rental and parking revenue, which have no cost of goods sold.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended January 2, 2022, decreased $5.8 million, or 5%, compared to the year ended December 31, 2020, primarily as a result of asset retirements, and reduced capital expenditures due to COVID-19 reductions implemented in 2020.

Depreciation and amortization expense for the year ended January 2, 2022, decreased $3.8 million, or 3%, compared to the year ended December 31, 2019. The decrease in depreciation and amortization expense was primarily the result of asset retirements, and reduced capital expenditures due to the COVID-19 reductions implemented in 2020.

Loss on disposal of assets

We recognized a $12.1 million loss on disposal of assets for the year ended January 2, 2022, compared to a loss on disposal of assets of $7.7 million and $2.2 million for the years ended December 31, 2020 and December 31, 2019, respectively. These losses on disposal of assets were primarily driven by the write-off of decommissioned rides and our ongoing capital expenditures.

Interest expense, net

Interest expense, net decreased $2.3 million, or 2%, for the year ended January 2, 2022, compared to the year ended December 31, 2020, primarily due to the discontinuance of hedge accounting on a portion of our swap agreements in April 2020. This resulted in a $14.9 million reclassification from accumulated other comprehensive loss to interest expense in the consolidated statement of operations, increasing interest expense in 2020, partially offset by additional interest in 2021 related to the 2025 Notes that were issued in April 2020.

Interest expense, net increased $39.1 million, or 35%, compared to the year ended December 31, 2019. The increase was primarily as a result of increased interest expense related to the 2025 Notes issued in April 2020. This increase was partially offset by lower borrowings under the Second Amended and Restated Revolving Loan and the Second Amended and Restated Term Loan B, and the interest savings related to the prepayment of $50.5 million of the outstanding 2024 Notes in March 2020.

Income tax expense (benefit)

Income tax expense for the year ended January 2, 2022, was $49.6 million for an effective tax rate of 22.4%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Liquidity, Capital Commitments and Resources

General

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including infrastructure and capital projects), payments to our partners in the Partnership Parks, and could include payment of dividends on Holdings’ common stock and stock repurchases, when permitted.

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

We expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. For the years 2022 through 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million of taxable income per year. We expect taxable income in excess of the annual limitation in those years will be partially offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated in 2020 are not subject to expiration and will carryforward indefinitely.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as COVID-19 or other variants; accidents or the occurrence of an event or condition at our parks. If such a material adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" of this Annual Report.

Cash Flows

Our net operating cash flows are largely driven by attendance and guest spending per capita levels, which vary based on the seasonality of our business. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operational.

As of January 2, 2022, we had approximately $335.6 million unrestricted cash and $460.8 million available for borrowing under the Second Amended and Restated Revolving Loan. We plan to strategically reinvest in our parks to improve the guest experience. For more information about our planned capital expenditures, see “Capital Improvements and Other Initiatives” under Item 1. Business.

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Net cash provided by (used in) operating activities	$334,905	$(190,880)
Net cash used in investing activities	(121,701)	(90,894)
Net cash (used in) provided by financing activities	(35,144)	266,721

During the year ended January 2, 2022, net cash provided by operating activities was $344.9 million, compared to net cash used in operating activities of $190.9 million during the period ended December 31, 2020. The significant increase in net cash provided by operating activities was due to the increase in operating days resulting in higher revenues during 2021. The 2020 season had a significant amount of cash used in operations attributable to our temporary suspension of park operations due to the COVID-19 pandemic. Net cash used in investing activities during the year ended January 2, 2022, increased $30.8 million to $121.7 million from $90.9 million, consisting primarily of capital expenditures, net of insurance proceeds, and partially offset by proceeds received from the disposal of assets. The increase is attributable to an increase in our capital spending closer to historical levels after the decrease in 2020 related to COVID-19 uncertainty. Net cash used in financing activities during the year ended January 2, 2022 was $35.1 million, mostly attributable to $41.8 million in distributions to noncontrolling interests in the Partnership Parks. Net cash provided by financing activities during the year ended December 31, 2020, was $266.7 million, primarily due to the issuance of the 2025 Notes, partially offset by the $315.0 million repayment of the Second Amended and Restated Term Loan B, the $50.5 million of the outstanding 2024 Notes principal we prepaid in March 2020, and the payment of $22.5 million in cash dividends.

Dividends and Stock Repurchases

See Note 12, Preferred Stock, Common Stock and Other Stockholders’ Equity, to the consolidated financial statements in Item 8 of this Annual Report for information on payment of dividends on Holdings’ common stock and stock repurchases.

Indebtedness

As of January 2, 2022, our indebtedness consisted of a credit facility and senior notes. See following discussion and Note 8, Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report for further details related to our indebtedness.

Credit Facility

SFTP is the borrower under the Second Amended and Restated Credit Facility, as amended from time to time, pursuant to the Second Amended and Restated Credit Agreement, dated as of April 17, 2019, as amended, restated, or modified from time to time (“Credit Agreement”).

As of January 2, 2022, the Second Amended and Restated Credit Facility consisted of a $481.0 million revolving credit loan facility, which had no amounts outstanding as of January 2, 2022 and expires on April 17, 2024, and a $479.0 million Tranche B Term Loan facility, which will mature on April 17, 2026. Our ability to borrow under the revolving credit loan facility requires compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the revolving credit loan facility, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the revolving credit loan facility could permit the lenders under the Credit Agreement to accelerate the obligations thereunder.

As of January 2, 2022, we had approximately $20.2 million of outstanding letters of credit, leaving approximately $460.8 million available for borrowing under the revolving credit loan facility. See “Covenant Compliance” discussion below for information regarding our maximum net leverage maintenance covenant and liquidity covenant, which could impact amounts available for borrowing.

2024 Notes, 2024 Add-on Notes, 2025 Notes and 2027 Notes

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

On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). Interest payments of $25.4 million are due semi-annually on January 1 and July 1 of each year.

As of January 2, 2022, $949.5 million, $725.0 million, and $500.0 million, was outstanding under the 2024 Notes and 2024 Notes Add-on, the 2025 Notes, and the 2027 Notes, respectively.

Covenant Compliance

As of January 2, 2022, we were in compliance with all applicable covenants in the Credit Agreement governing the Second Amended and Restated Credit Facility and expect to be in compliance for the next twelve months.

The Credit Agreement requires that, as of the end of each fiscal quarter, our senior secured leverage ratio, which is the ratio of our Senior Secured Debt to our Borrower Consolidated Adjusted EBITDA for the preceding four fiscal quarters, not exceed 4.25 to 1.0 (as each such term is defined in the Credit Agreement). The maximum senior secured leverage ratio will step down to 4.0 to 1.0 beginning with the first fiscal quarter end of 2023, and then down to 3.75 to 1.0 from the third fiscal quarter of 2023.

In 2020, we entered into amendments to the Credit Agreement which, among other things, allowed us to use our Borrower Consolidated Adjusted EBITDA from 2019 rather than actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters in 2021 when testing of our senior secured leverage ratio throughout 2022. In connection with these amendments, we agreed to various restrictions, including the suspension of dividend payments on Holdings common stock and stock repurchases, a prohibition from prepaying debt, and a requirement that we maintain minimum liquidity (defined as unrestricted cash and cash equivalents and available commitments under the Second Amended and Restated Revolving Loan) of at least $150 million for a specified period. The restriction on prepaying debt and the minimum liquidity requirement end on the earlier of December 31, 2022 or such time that we demonstrate compliance with our senior secured leverage ratio using actual results. Based on our improved liquidity position and financial outlook, and in order to be permitted to begin prepaying our debt and increase flexibility with respect to liquidity, we voluntarily tested our senior secured leverage ratio based on actual results beginning with the fourth of quarter 2021 and we were in compliance.

Partnership Park Obligations

We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2020, our share of the distribution will be approximately $35.8 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park’s revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for additional information.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 2, 2022.

Contractual Obligations

Set forth below is certain information regarding our debt and purchase obligations as of January 2, 2022:

(Amounts in thousands)	2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Interest on long-term debt (1)	$146,897	$264,902	$85,087	$13,750	$510,636
Purchase obligations (2)	152,356	10,755	8,000	104,000	275,111
Total	$299,253	$275,657	$93,087	$117,750	$785,747
(1)	See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at January 2, 2022.

(2)	Represents obligations as of January 2, 2022 with respect to insurance, inventory, media and advertising commitments, license fees, computer systems and hardware, and new rides and attractions. Of the amount shown for 2022, approximately $60.0 million represents capital items. The amount for the Warner Bros. license fee is an estimate based on the current amount payable under the license agreement, which is subject to periodic adjustments, and is therefore subject to change. Amounts for new rides and attractions are computed as of January 2, 2022 and include estimates of costs needed to complete such improvements that, in certain cases, are not contractually committed at that date. Amounts do not include obligations to employees that cannot be quantified as of January 2, 2022, which are discussed below. Amounts do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations

During the year ended January 2, 2022, we did not make any contributions to our defined benefit pension plan. During the year ended December 31, 2020 and December 31, 2019, we made contributions to our defined benefit pension plan of $1.5 million and $6.0 million, respectively. To control increases in costs, our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13, Pension Benefits, to the consolidated financial statements in Item 8 of this Annual Report for more information on our pension benefit plan.

We are currently assessing making a contribution in 2022 to our pension plan based on our operating results during 2022. We plan to contribute to our 401(k) Plan in 2022, and our estimated expense for employee health insurance for 2022 is approximately $16 million.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business" of this Annual Report. Our insurance premiums and retention levels have remained relatively constant during the three-year period ended January 2, 2022. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

We are party to various legal actions arising in the normal course of business. See "Item 3. Legal Proceedings" of this Annual Report and Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for information on certain significant litigation.

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

The vast majority of our capital expenditures in 2022 and beyond are expected to be made on a discretionary basis.

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

The following is an analysis of the sensitivity of the market value, operations and cash flows of our market risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of January 2, 2022. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

As of January 2, 2022, we had total debt excluding the impact of debt issuance costs and discounts of $2,650.2 million, of which $2,571.2 million represents fixed-rate debt, including the effective hedges on $400 million of the Term Loan. The remaining $79.0 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

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

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIX FLAGS ENTERTAINMENT CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 2, 2022.

The effectiveness of our internal control over financial reporting as of January 2, 2022 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ SELIM BASSOUL
Selim Bassoul President and Chief Executive Officer

/s/ SANDEEP REDDY
Sandeep Reddy Executive Vice President and Chief Financial Officer

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of January 2, 2022 and December 31, 2020, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the fiscal years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2022 and December 31, 2020, and the results of its operations and its cash flows for each of the fiscal years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated redemption rate used to determine season pass and membership programs deferred revenue

As discussed in Notes 2(l) and 3 to the consolidated financial statements, guests enrolled in the Company’s season pass and membership programs can visit parks an unlimited number of times during the specified period. For such programs, the Company estimates a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognizes a pro-rata portion of the revenue as the guests visit the parks. The Company reviews the estimated redemption rate on an ongoing basis and revises it as necessary throughout the year. As of January 2, 2022, $178 million of deferred revenue was recorded related to the consideration received for season pass, membership programs, and other offerings in excess of redemptions.

We identified the evaluation of the estimated redemption rate used to determine the season pass and membership programs deferred revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assumptions about how future guest attendance patterns may differ from historical attendance patterns due to changes in the parks’ operations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s season pass and membership programs deferred revenue process, including controls related to the development of the estimated redemption rate. We assessed outstanding season pass and membership sales utilized by the Company to derive the deferred revenue balance by comparing it to relevant underlying sales documentation. We tested the mathematical accuracy and consistent application of the deferred revenue calculations supporting the recorded deferred revenue account balance. We compared actual guest visits in the current year to the estimated redemption rates.  We developed an independent expectation of the deferred revenue balances related to outstanding season pass and membership programs and compared such expectation to the recorded amount.

KPMG LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
February 24, 2022

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

	As of
	January 2, 2022	December 31, 2020
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$335,585	$157,760
Accounts receivable, net	97,722	36,610
Inventories	27,273	39,191
Prepaid expenses and other current assets	55,455	73,179
Total current assets	516,035	306,740
Property and equipment, net:
Property and equipment, at cost	2,501,829	2,408,690
Accumulated depreciation	(1,250,902)	(1,157,403)
Total property and equipment, net	1,250,927	1,251,287
Other assets:
Right-of-use operating leases, net	186,754	196,711
Debt issuance costs	4,899	7,034
Deposits and other assets	6,170	7,103
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization	344,187	344,198
Total other assets	1,201,628	1,214,664
Total assets	$2,968,590	$2,772,691

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$38,251	$26,582
Accrued compensation, payroll taxes and benefits	51,473	22,031
Accrued insurance reserves	32,182	31,060
Accrued interest payable	50,554	60,184
Other accrued liabilities	101,790	93,369
Deferred revenue	177,831	205,125
Short-term lease liabilities	11,158	14,054
Total current liabilities	463,239	452,405
Noncurrent liabilities:
Long-term debt	2,629,524	2,622,641
Long-term lease liabilities	178,200	187,432
Other long-term liabilities	9,469	43,553
Deferred income taxes	148,291	101,831
Total noncurrent liabilities	2,965,484	2,955,457
Total liabilities	3,428,723	3,407,862

Redeemable noncontrolling interests	522,067	523,376

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 86,162,879 and 85,075,901 shares issued and outstanding at January 2, 2022 and December 31, 2020, respectively	2,154	2,126
Capital in excess of par value	1,120,084	1,089,199
Accumulated deficit	(2,023,251)	(2,153,368)
Accumulated other comprehensive loss	(81,187)	(96,504)
Total stockholders' deficit	(982,200)	(1,158,547)
Total liabilities and stockholders' deficit	$2,968,590	$2,772,691

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

	Year Ended
(Amounts in thousands, except per share data)	January 2, 2022	December 31, 2020	December 31, 2019
Park admissions	$795,649	$202,646	$815,782
Park food, merchandise and other	655,451	126,306	574,440
Sponsorship, international agreements and accommodations	45,805	27,623	97,361
Total revenues	1,496,905	356,575	1,487,583
Operating expenses (excluding depreciation and amortization shown separately below)	647,250	389,726	607,791
Selling, general and administrative expenses (including stock-based compensation of $21,462, $19,530 and $13,274 in 2021, 2020 and 2019, respectively, and excluding depreciation and amortization shown separately below)	211,381	147,295	199,194
Costs of products sold	125,728	34,119	130,304
Other net periodic pension benefit	(5,894)	(5,190)	(4,186)
Depreciation	114,412	119,159	115,825
Amortization	22	1,014	2,405
Loss on disposal of assets	12,137	7,689	2,162
Interest expense	152,901	155,411	114,703
Interest income	(465)	(688)	(1,401)
Loss on debt extinguishment	—	6,106	6,484
Other expense, net	18,122	24,993	2,542
Income (loss) before income taxes	221,311	(523,059)	311,760
Income tax expense (benefit)	49,622	(140,967)	91,942
Net income (loss)	171,689	(382,092)	219,818
Less: Net income attributable to noncontrolling interests	(41,766)	(41,288)	(40,753)
Net income (loss) attributable to Six Flags Entertainment Corporation	$129,923	$(423,380)	$179,065

Weighted-average common shares outstanding:
Basic:	85,708	84,800	84,348
Diluted:	86,651	84,800	84,968

Net earnings (loss) per average common share outstanding:
Basic:	$1.52	$(4.99)	$2.12
Diluted:	$1.50	$(4.99)	$2.11

Cash dividends declared per common share	$—	$0.25	$3.29

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Net income (loss)	$171,689	$(382,092)	$219,818
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(3,691)	(4,053)	4,081
Defined benefit retirement plan (2)	10,146	(6,259)	(6,167)
Change in cash flow hedging (3)	8,862	(11,482)	(1,126)
Other comprehensive income (loss), net of tax	15,317	(21,794)	(3,212)
Comprehensive income (loss)	187,006	(403,886)	216,606
Less: Comprehensive income attributable to noncontrolling interests	(41,766)	(41,288)	(40,753)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$145,240	$(445,174)	$175,853
(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.9 million and $1.2 million for the years ended January 2, 2022 and December 31, 2020, respectively, and net of tax expense of $1.1 million for the year ended December 31, 2019.
(2)	Defined benefit retirement plan is presented net of tax expense of $3.4 million for the year ended January 2, 2022, and net of tax benefit of $2.1 million for the years ended December 31, 2020 and 2019.
(3)	Change in cash flow hedging is presented net of tax expense of $3.0 million for the year ended January 2, 2022, and net of tax benefit of $3.8 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2018	83,962,182	$2,099	$1,037,640	$(1,611,334)	$(71,498)	$(643,093)
Issuance of common stock	622,787	16	17,480	—	—	17,496
Stock-based compensation	—	—	13,274	—	—	13,274
Dividends declared to common stockholders	—	—	—	(277,523)	—	(277,523)
Repurchase of common stock	(882)	—	(52)	—	—	(52)
Employee stock purchase plan	49,758	1	2,130	—	—	2,131
Fresh start valuation adjustment for SFOT units purchased	—	—	—	45	—	45
Change in redemption value of partnership units	—	—	(4,249)	—	—	(4,249)
Net income attributable to Six Flags Entertainment Corporation	—	—	—	179,065	—	179,065
Other comprehensive loss, net of tax	—	—	—	—	(3,212)	(3,212)
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	371,182	8	2,237	—	—	2,245
Stock-based compensation	—	—	19,530	—	—	19,530
Dividends declared to common stockholders	—	—	—	(21,165)	—	(21,165)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,291)	—	(54)	—	—	(54)
Employee stock purchase plan	73,165	2	1,281	—	—	1,283
Fresh start valuation adjustment for SFOT units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(423,380)	—	(423,380)
Other comprehensive loss, net of tax	—	—	—	—	(21,794)	(21,794)
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	1,175,610	30	13,425	—	—	13,455
Stock-based compensation	—	—	21,462	—	—	21,462
Payment of tax withholdings on equity-based compensation through shares withheld	(127,066)	(3)	(5,292)	—	—	(5,295)
Employee stock purchase plan	38,434	1	1,290	—	—	1,291
Fresh start valuation adjustment for SFOG and SFOT units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	129,923	—	129,923
Other comprehensive income, net of tax	—	—	—	—	15,317	15,317
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$171,689	$(382,092)	$219,818
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114,434	120,173	118,230
Stock-based compensation	21,462	19,530	13,274
Interest accretion on notes payable	1,108	1,157	1,310
Loss on debt extinguishment	—	6,106	6,484
Amortization of debt issuance costs	7,911	6,535	3,563
Other, including loss on disposal of assets	10,567	(4,028)	(1,029)
Gain on sale of investee	—	—	(724)
Deferred income taxes expense (benefit)	39,618	(134,199)	78,386
Change in accounts receivable	(61,245)	71,654	7,725
Change inventories, prepaid expenses and other current assets	29,265	(19,452)	(14,709)
Change in deposits and other assets	924	5,604	(1,665)
Change in ROU operating leases	9,905	4,477	7,865
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	12,078	79,075	(15,472)
Change in operating lease liabilities	(13,181)	524	(7,914)
Change in accrued interest payable	(9,630)	34,056	(4,569)
Net cash provided by (used in) operating activities	334,905	(190,880)	410,573

Cash flows from investing activities:
Additions to property and equipment	(121,742)	(100,878)	(143,913)
Property insurance recoveries	—	2,514	3,737
Purchase of identifiable intangible assets	(12)	—	—
Proceeds from sale of assets	53	7,470	1,050
Net cash used in investing activities	(121,701)	(90,894)	(139,126)

Cash flows from financing activities:
Repayment of borrowings	(2,000)	(526,510)	(802,750)
Proceeds from borrowings	2,000	884,000	970,000
Payment of debt issuance costs	—	(24,987)	(9,911)
Payment of cash dividends	(813)	(22,499)	(278,951)
Proceeds from issuance of common stock	14,486	3,528	19,627
Stock repurchases	(5,295)	(54)	(52)
Reduction in finance lease liability	(641)	(493)	—
Purchase of redeemable noncontrolling interest	(1,115)	(4,976)	(217)
Distributions to noncontrolling interests	(41,766)	(41,288)	(40,753)
Net cash (used in) provided by financing activities	(35,144)	266,721	(143,007)

Effect of exchange rate on cash	(235)	(1,366)	1,131

Net increase (decrease) in cash and cash equivalents	177,825	(16,419)	129,571
Cash and cash equivalents at beginning of period	157,760	174,179	44,608
Cash and cash equivalents at end of period	$335,585	$157,760	$174,179

Supplemental cash flow information
Cash paid for interest	$147,628	$99,239	$114,398
Cash paid for income taxes	$11,278	$5,917	$28,209

See accompanying notes to consolidated financial statements.

1.	Description of Business

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world and the largest operator of waterparks in North America. Of the 27 parks we currently own or operate, 24 parks are located in the United States, two parks are located in Mexico and one park is located in Montreal, Canada.

On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks and waterparks under the Six Flags name for nearly 40 years, and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 23 of our current parks are branded as "Six Flags" parks.

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

We resumed partial operations at many of our parks on a staggered basis near the end of the second quarter of 2020 using a cautious and phased approach, including limiting attendance, in accordance with local conditions and government guidelines. Attendance trends continued to improve throughout 2020 and 2021. As of May 29, 2021, we had opened all of our parks, and, as of June 15, 2021, none of our parks were subject to mandated capacity constraints, with the exception of our theme park in Montreal and our two parks in Mexico. As of October 18, 2021, all capacity constraints were lifted on the two Mexico parks. The COVID-19 pandemic has had, and may continue to have, an unfavorable impact on certain parts of our business. The broader implications of the COVID-19 pandemic on our business, financial condition and results of operations remain uncertain and will depend on certain developments, including the duration and severity of the COVID-19 pandemic, the impact of virus variants, the rate of vaccinations, and the COVID-19 pandemic’s impact on our guests and suppliers.

We have taken a number of mitigation efforts in response to the impacts of the pandemic on our business. We reduced seasonal labor during the period that our parks were closed or operating under capacity restrictions and extended the benefits of 2020 season passes and memberships through 2021. During 2020, we increased the available borrowings under the Second Amended and Restated Credit Facility, issued additional senior secured notes, deferred or eliminated certain capital projects, reduced certain discretionary spending (such as spending on marketing), temporarily reduced salaries for full-time employees, and did not pay a dividend on Holdings’ common stock.

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

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG," and together with SFOT, the "Partnership Parks") as subsidiaries in our consolidated financial statements as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable noncontrolling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to noncontrolling interests in the accompanying consolidated statements of operations. See Note 6 for further discussion.

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

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. We use a market approach for our recurring fair value measurements, and we endeavor to use the best information available. Accordingly, valuation techniques that maximize the use of observable impacts are favored. We present the estimated fair values and classifications of our financial instruments in accordance with ASC Topic 820, Fair Value Measurement.

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

Cash equivalents consists of short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of January 2, 2022 and December 31, 2020.

e.	Inventories

Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a $0.3 million and a $0.7 million allowance for slow moving inventory as of January 2, 2022 and December 31, 2020, respectively.

f.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $23.8 million and $21.6 million of spare parts inventory for existing rides and attractions as of January 2, 2022 and December 31, 2020. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of January 2, 2022 and December 31, 2020, we had $2.7 million and $1.6 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

Advertising and promotions expense was $55.5 million, $19.6 million and $69.5 million for the years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively. These amounts are presented within “Selling, general and administrative expenses”.

h.	Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to the Second Amended and Restated Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to the Second Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to debt issuance costs was $7.9 million, $6.5 million and $3.6 million for the years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively. See Note 8 for further discussion.

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

j.	Goodwill and Indefinite-Lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. All of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, Holdings is a single reporting unit. For each year, the fair value of Holdings exceeded our carrying amount. We use market capitalization as the best indicator of our reporting unit’s fair value as it best approximates the value of Holdings. We perform a qualitative analysis on indefinite-lived intangible assets to determine if it is more likely than not that the fair value of the intangible asset was less than its carrying amount as a basis for determining whether it was necessary to perform a quantitative impairment test.

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

In connection with the temporary closure of our parks due to COVID-19 in March 2020, we added one additional month of membership privileges for every month a member paid but could not visit their home park. Season pass holders were granted an additional year of admission to the parks due to the COVID-19 pandemic. All 2020 season passes expired at the end of the 2021 season. The membership payments received while parks were temporarily closed due to the pandemic were included in deferred revenue and will be recognized as revenue when these additional months are utilized at the end of the respective membership periods. For memberships that remain active following the initial twelve-month term, we recognize revenue monthly as payments are received.

As of January 2, 2022, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue, and (ii) portions of unredeemed portions of the membership program and member dining program that will be recognized in the year ended January 1, 2023.

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

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of January 2, 2022 and December 31, 2020, we have recorded an allowance for doubtful accounts of $13.8 million and $3.1 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $107.4 million and $128.2 million as of January 2, 2022 and December 31, 2020, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss, foreign tax credits and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. We expect to generate taxable income that will allow for the utilization of all of our federal net operating loss carryforwards.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of January 2, 2022 and December 31, 2020, we had no accrued interest and penalties liability.

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

Basic earnings (loss) per common share is computed by dividing net (loss) income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

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

We enter into various noncancelable operating and finance leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We account for leases in accordance with FASB ASC 842, Leases (“Topic 842”). We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.

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

v.	Recently Adopted Accounting Pronouncements

In December 2019, FASB issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“Update 2019-12”), which removes certain exceptions for investments, intraperiod allocations and interim tax calculations and adds guidance to reduce complexity in accounting for income taxes. Update 2019-12 was adopted as of January 1, 2021. The various amendments in Update 2019-12 are applied on a retrospective basis, modified retrospective basis and prospective basis, depending on the amendment. Our adoption of Update 2019-12 did not have a material impact on our consolidated financial statements and related disclosures.

w.	Recent Accounting Pronouncements Not Yet Adopted

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

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Interest on the Second Amended and Restated Credit Facility accrues at an annual rate of LIBOR. We do not expect Update 2020-04 to have a material effect on our consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the years ended January 2, 2022, December 31, 2020 and December 31, 2019, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Year Ended January 2, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$237,932	$28,347	$33,371	$299,650
Short-term contracts and other (a)	557,717	627,104	12,434	1,197,255
Total revenues	$795,649	$655,451	$45,805	$1,496,905

	Year Ended December 31, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$28,627	$2,431	$20,762	$51,820
Short-term contracts and other (a)	174,019	123,875	6,861	304,755
Total revenues	$202,646	$126,306	$27,623	$356,575

	Year Ended December 31, 2019
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$106,233	$20,381	$71,893	$198,507
Short-term contracts and other (a)	709,549	554,059	25,468	1,289,076
Total revenues	$815,782	$574,440	$97,361	$1,487,583

(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

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

At January 1, 2020, $85.1 million of unearned revenue associated with outstanding long-term contracts was reported in “Deferred revenue,” and $51.2 million was recognized as revenue for long-term contracts during the year ended December 31, 2020. As of December 31, 2020, the total unearned amount of revenue for remaining long-term contract performance obligations was $77.6 million. At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $86.2 million was recognized as revenue for long-term contracts during the year ended January 2, 2022. As of January 2, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $58.7 million. As of January 2, 2022, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $69.9 million in 2022, $8.6 million in 2023, $2.0 million in 2024 and $0.7 million in 2025 and thereafter.

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

Other revenues consist primarily of revenues from single-day tickets for entrance to our parks, in-park services (such as the sale of food and beverages, merchandise, games and attractions, standalone parking sales and other services inside our parks), accommodations revenue, and other miscellaneous products and services. Due to the short-term transactional nature of such purchases, we apply the practical expedient to recognize revenue for single-day ticket sales, in-park services, accommodations, and other miscellaneous services and goods for which we have the right to invoice.

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

4.	Property and Equipment

As of January 2, 2022, and December 31, 2020, property and equipment was classified as follows:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Land	$219,453	$219,453
Land improvements	300,756	274,089
Buildings and improvements	328,251	324,943
Rides and attractions	1,238,671	1,207,029
Equipment and other	414,698	383,176
Property and equipment, at cost	2,501,829	2,408,690
Accumulated depreciation	(1,250,902)	(1,157,403)
Property and equipment, net	$1,250,927	$1,251,287

5.	Goodwill and Intangible Assets

For the year ended January 2, 2022, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. Through that analysis, we determined that it is not likely that the carrying value of goodwill and indefinite-lived intangible assets exceeded their respective fair values. As of each of January 2, 2022 and December 31, 2020, the carrying amount of goodwill was $659.6 million.

As of January 2, 2022 and December 31, 2020, intangible assets, net consisted of the following:

As of January 2, 2021

	Weighted-Average
	Remaining	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
(Amounts in thousands, except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.0	373	(261)	112

Total intangible assets, net		$344,448	$(261)	$344,187

	As of December 31, 2020
	Weighted-Average
	Remaining	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
(Amounts in thousands, except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.5	361	(238)	123

Total intangible assets, net		$344,436	$(238)	$344,198

Amortization expense related to finite-lived intangible assets totaled a nominal amount during the year ended January 2, 2022 and $1.0 million and $2.4 million for the years ended December 31, 2020 and 2019, respectively. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending:
2022	$23
2023	23
2024	23
2025	23
2026	11
2027 and thereafter	9
$112

6.	Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.

The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2019	$246,744	$282,514	$529,258
Fresh start accounting fair market value adjustment for purchased units	(720)	(204)	(924)
Purchases of redeemable units	(3,440)	(1,536)	(4,976)
Change in redemption value of partnership units	11	7	18
Net income attributable to noncontrolling interests	20,634	20,654	41,288
Distributions to noncontrolling interests	(20,634)	(20,654)	(41,288)
Balance at December 31, 2020	242,595	280,781	523,376
Fresh start accounting fair market value adjustment for purchased units	(126)	(68)	(194)
Purchases of redeemable units	(603)	(512)	(1,115)
Net income attributable to noncontrolling interests	20,866	20,900	41,766
Distributions to noncontrolling interests	(20,866)	(20,900)	(41,766)
Balance at January 2, 2022	$241,866	$280,201	$522,067

See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of January 2, 2022, the redemption value of the noncontrolling partnership units in SFOT and SFOG equaled the carrying values.

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

Derivative assets recorded at fair value in our consolidated balance sheets as of January 2, 2022 and December 31, 2020, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	January 2, 2022	December 31, 2020
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other current assets	—	877
Interest rate swap agreements - other non-current assets	—	585
	$—	$1,462

Derivative liabilities recorded at fair value in our consolidated balance sheets as of January 2, 2022 and December 31, 2020, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	January 2, 2022	December 31, 2020
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$(3,986)	$(5,251)
Interest rate swap agreements — other long-term liabilities	(1,046)	(11,633)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other accrued liabilities	(4,012)	(4,875)
Interest rate swap agreements - other long-term liabilities	(4,581)	(9,032)
	$(13,625)	$(30,791)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.2 million were presented in “Interest expense” in the consolidated statement of operations for the year ended January 2, 2022.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the consolidated statement of operations for the years ended January 2, 2022, December 31, 2020 and December 31, 2019 were as follows:

	Gain (Loss)			Loss (Gain) Reclassified from
	Recognized in AOCL			AOCL into Operations
(Amounts in thousands)	2021	2020	2019	2021	2020	2019
Interest Rate Swap Agreements	$6,299	$(33,902)	$(484)	$(5,535)	$(3,685)	$1,046
Total	$6,299	$(33,902)	$(484)	$(5,535)	$(3,685)	$1,046

As of January 2, 2022, we expect to reclassify net losses of $4.0 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

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

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of January 2, 2022, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

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

On April 8, 2020, we increased the Second Amended and Restated Revolving Loan by $131 million to from $350.0 million to $481.0 million.

On April 15, 2020, we amended the Second Amended and Restated Credit Facility (the “Credit Agreement Amendment”) substantially concurrently with the closing of the $725 million 2025 Notes discussed below to, among other things, (i) permit the issuance of the 2025 Notes, including specifically, permitting the 2025 Notes to mature inside the Second Amended and Restated Term Loan B, (ii) suspend the testing of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-establish the financial maintenance covenant thereafter (provided that for the first, second, and third quarters in 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) add a minimum liquidity covenant that will apply from the date of the Credit Agreement Amendment through December 31, 2021. The Credit Agreement Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Second Amended and Restated Term Loan B with a portion of the proceeds from the 2025 Notes.

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

On August 26, 2020, we amended the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Credit Agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan were extended by one year to December 31, 2022.

As of January 2, 2022 and December 31, 2020, no amounts were outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.2 million and $21.0 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of January 2, 2022, the Second Amended and Restated Revolving Loan unused commitment fee was 0.30%. The Second Amended and Restated Revolving Loan will mature on April 17, 2024.

As of January 2, 2022 and December 31, 2020, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of January 2, 2022 and December 31, 2020, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.00% and 3.01%, respectively. The Second Amended and Restated Term Loan B will mature on April 17, 2026.

The Second Amended and Restated Credit Facility is guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The Second Amended and Restated Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Second Amended and Restated Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, a maximum senior secured net leverage maintenance covenant). In addition, the Second Amended and Restated Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.

2024 Notes, 2024 Notes Add-ons, 2025 Notes and 2027 Notes

On June 16, 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due July 31, 2024 (the "2024 Notes"). We capitalized $4.7 million of debt issuance costs directly associated with the issuance of the 2024 Notes. We used approximately $150.0 million of the proceeds from the issuance of the 2024 Notes to reduce our borrowings under the 2015 Term Loan B. We used the remaining net proceeds of the sale of the 2024 Notes for general corporate and working capital purposes, which primarily included repurchases of Holdings common stock.

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

Covenant Compliance

The Credit Agreement contains a number of customary negative covenants. Subject to certain exceptions, these covenants restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, make capital expenditures, repurchase stock or engage in transactions with affiliates.

The Credit Agreement also requires that as of the end of each fiscal quarter our senior secured leverage ratio, which is the ratio of our Senior Secured Debt to our Borrower Consolidated Adjusted EBITDA for the preceding four fiscal quarters, not exceed 4.25 to 1.0 (as each such term is defined in the Credit Agreement). The maximum senior secured leverage ratio will step down to 4.0 to 1.0 beginning with the first fiscal quarter end of 2023, and then down to 3.75 to 1.0 from the third fiscal quarter of 2023.

In 2020, we entered into amendments to the Credit Agreement which, among other things, allowed us to use our Borrower Consolidated Adjusted EBITDA from 2019 rather than actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters in 2021 when testing of our senior secured leverage ratio throughout 2022. In connection with these amendments, we agreed to various restrictions, including the suspension of dividend payments on Holdings common stock and stock repurchases, a prohibition from prepaying debt, and a requirement that we maintain minimum liquidity (defined as unrestricted cash and cash equivalents and available commitments under the Second Amended and Restated Revolving Loan) of at least $150 million for a specified period. The restriction on prepaying debt and the minimum liquidity requirement end on the earlier of December 31, 2022 or such time that we demonstrates compliance with our senior secured leverage ratio using actual results.

Total Indebtedness Summary

As of January 2, 2022 and December 31, 2020, total long-term debt consisted of the following:

	As of
(Amounts in thousands)	January 2, 2022	December 31, 2020
Second Amended and Restated Term Loan B	$479,000	$479,000
2024 Notes	949,490	949,490
2025 Notes	725,000	725,000
2027 Notes	500,000	500,000
Net discount	(3,249)	(4,357)
Deferred financing costs	(20,717)	(26,492)
Total long-term debt	$2,629,524	$2,622,641

As of January 2, 2022, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending:
2022	$—
2023	—
2024	949,490
2025	725,000
2026	479,000
2027 and thereafter	500,000
$2,653,490

Fair-Value of Long-Term Indebtedness

As of January 2, 2022 and December 31, 2020, the fair value of our long-term debt was $2,703.5 million and $2,693.3 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

9.	Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised the following for the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Park	$117,830	$80,027	$131,619
Corporate	93,551	67,268	67,575
Total selling, general and administrative expenses	$211,381	$147,295	$199,194

Corporate, selling, general and administrative expense includes stock-based compensation of $21.5 million, $19.5 million and $13.3 million for the years ended January 2, 2022, December 31, 2020 and December 31, 2019.

10.	Stock Benefit Plans

Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. The Company has reserved 19.3 million shares of common stock for issuance under Long-Term Incentive Plan, of which approximately 4.4 million are available for future issuance as of January 2, 2022.

During the years ended January 2, 2022, December 31, 2020 and December 31, 2019, we recognized stock-based compensation expense related to the Long-Term Incentive Plan of $21.1 million, $19.1 million and $13.0 million, respectively.

As of January 2, 2022, options to purchase approximately 3,421,000 shares of common stock of Holdings, approximately 1,376,000 shares of restricted stock or restricted stock units and approximately 243,000 shares of performance stock units were outstanding under the Long-Term Incentive Plan and approximately 4,373,000 shares were available for future grant.

Stock Options

Stock options granted under the Long-Term Incentive Plan are designated as either incentive stock options or non-qualified stock options. Stock options are generally granted with an exercise price equal to the fair market value of the common stock of Holdings on the date of grant. While certain stock options are subject to acceleration in connection with a change in control, stock options are generally cumulatively exercisable in four equal annual installments commencing one year after the date of grant with a ten-year term. Generally, the unvested portion of stock option awards is forfeited upon termination of employment. Stock option compensation is recognized over the vesting period using the graded vesting terms of the respective grant.

The estimated fair value of our stock options granted was calculated using the Black-Scholes option pricing valuation model. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. We have sufficient historical data to develop an expected term assumption and we calculated the expected term using a mid-point scenario with a one-year grant date filter to exclude grants for which vesting could not have yet occurred. Expected volatility is based three-fourths on the term-matching historical volatility of our stock and one-fourth on the weighted-average implied volatility based on forward-looking pricing data on exchange-traded options for our stock. The expected dividend yield is based on our current quarterly dividend and a three-month average stock price. The fair value of stock options on the date of grant is expensed on a straight-line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.

No stock options were granted during the year ended January 2, 2022.

The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	CEO	Employees	CEO	Employees
Risk-free interest rate	—%	1.60%	1.59%	1.42%
Expected life (in years)	—	3.67	3.67	3.67
Expected volatility	—%	28.38%	28.62%	26.96%
Expected dividend yield	—%	7.18%	6.47%	6.12%

The following table summarizes stock option activity for the year ended January 2, 2022:

		Weighted Avg.	Weighted Avg.
		Exercise Price	Remaining	Aggregate
		Per Share	Contractual	Intrinsic Value
(Amounts in thousands, expect per share and term data)	Shares	($)	Term	($)
Balance at December 31, 2020	4,797	$52.42
Granted	—	$—
Exercised	(421)	$31.40
Canceled	(581)	$54.53
Forfeited	(374)	$56.11
Expired	—	$—
Balance at January 2, 2022	3,421	$54.25	4.78	$2,390
Vested and expected to vest at January 2, 2022	3,380	$54.18	4.75	$2,390
Options exercisable at January 2, 2022	2,842	$52.99	4.25	$2,390

The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands, expect per share data)	January 2, 2022	December 31, 2020	December 31, 2019
Weighted average grant date fair value per share of options granted	$—	$4.85	$6.38
Total intrinsic value of options exercised	$5,470	$1,275	$7,130
Total fair value of vested options	$5,491	$7,369	$10,253
Total cash received from the exercise of stock options	$13,209	$2,235	$17,495

As of January 2, 2022, there was $1.2 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 1.03 years.

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

The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended January 2, 2022:

		Weighted
		Average Grant
		Date Fair Value
		Per Share
(Amounts in thousands, except per share amounts)	Shares	($)
Non-vested balance at December 31, 2020	1,460	$19.37
Granted	1,018	$44.07
Vested	(687)	$21.38
Forfeited	(451)	$26.94
Canceled	—	$—
Non-vested balance at January 2, 2022	1,340	$34.91

The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands, expect per share data)	January 2, 2022	December 31, 2020	December 31, 2019
Weighted average grant date fair value per share of stock awards granted	$44.07	$18.86	$48.29
Total grant date fair value of stock awards granted	$44,855	$29,597	$3,007
Total fair value of vested stock awards	$14,681	$2,011	$1,027

There was $31.8 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of January 2, 2022, that is expected to be recognized over a weighted-average period of 1.55 years.

Deferred Share Units

Non-employee directors can elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director’s annual cash retainer divided by the closing price of Holdings’ common stock on the date of the annual stockholders meeting. Each DSU represents Holdings’ obligation to issue one share of common stock. The shares are delivered approximately thirty days following the cessation of the non-employee director’s service as a director of Holdings.

DSUs generally vest consistent with the manner in which non-employee directors’ cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period.

During the years ended January 2, 2022 and December 31, 2020, approximately 7,000 DSUs were granted and during the year ended December 31, 2019 approximately 4,000 DSUs were granted. The DSUs had a weighted-average grant date fair value of $43.36, $31.43 and $50.12 per DSU, respectively. The total grant date fair value of DSUs granted was $0.3 million for the year ended January 2, 2022 and $0.2 million for the years ended December 31, 2020 and December 31, 2019.

As of January 2, 2022, there was no unrecognized compensation expense related to the outstanding DSUs.

Dividend Equivalent Rights

On February 8, 2012, Holdings’ Board of Directors granted dividend equivalent rights (“DERs”) to holders of unvested stock options. If and when Holdings paid quarterly cash dividends on its common stock, the DERs accrue dividends from the stock option grant date through the date of vesting of the stock option, and are distributed, in either cash or stock, upon the vesting of the stock option award. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.

Holdings’ Board of Directors granted approximately 2.0 million stock options, as well as associated DERs, during the year ended December 31, 2019. No stock options were granted during the year ended January 2, 2022. We recorded a reversal of stock-based compensation for DER grants of $0.3 million for the year ended January 2, 2022, and stock-based compensation for DER grants of $0.3 million and $5.0 million for the years ended December 31, 2020 and December 31, 2019, respectively. All DERs issued upon stock options vesting during these periods accrued based on dividends that Holdings’ declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

Performance Stock Units

During the year ended January 2, 2022, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA and revenue performance goals by 2023. The aggregate payout at target achievement under these awards if the performance goals are achieved in 2023 would be 117,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of January 2, 2022, it is not deemed probable that we will achieve the specified performance targets by 2023. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2023 is $5.9 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and will record the appropriate expense as necessary.

During the year ended January 2, 2022, performance stock units were granted to the chief executive officer that will vest upon the achievement of specified EBITDA performance goals during fiscal years 2022 through 2024, employee and guest satisfaction, and ESG achievement metrics. The aggregate payout at target achievement under these awards if the performance goals are achieved by 2024 would be 50,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of January 2, 2022, it is not deemed probable that we will achieve the specified performance targets by 2024. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2024 is $2.2 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and will record the appropriate expense as necessary.

Employee Stock Purchase Plan

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. No more than 2,000,000 shares of common stock of Holdings may be issued pursuant to the ESPP. Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market. As of January 2, 2022, we had 1,541,000 shares available for purchase pursuant to the ESPP.

Stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of January 2, 2022 and December 31, 2020, no purchase rights were outstanding under the ESPP.

Stock-based compensation consisted of the following amounts for the years ended January 2, 2022, December 31, 2020 and December 31, 2019. We present separately the reversal of previously recorded stock-based compensation related to the Employee Stock Purchase Plan.

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Long-term incentive plan
Options and restricted stock	$21,102	$19,078	$13,037
Employee stock purchase plan	360	452	237
Total stock-based compensation	$21,462	$19,530	$13,274

11.	Income Taxes

The following table summarizes the domestic and foreign components of our income (loss) before income taxes for the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Domestic	$219,283	$(487,594)	$297,752
Foreign	2,028	(35,465)	14,008
Income (loss) before income taxes	$221,311	$(523,059)	$311,760

The following table summarizes the components of income tax expense (benefit) for the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

(Amounts in thousands)	Current	Deferred	Total
2021:
U.S. federal	$1,631	$33,765	$35,396
Foreign	1,367	(322)	1,045
State and local	7,006	6,175	13,181
Income tax expense	$10,004	$39,618	$49,622
2020:
U.S. federal	$(3,530)	$(99,976)	$(103,506)
Foreign	—	(7,642)	(7,642)
State and local	(3,239)	(26,580)	(29,819)
Income tax benefit	$(6,769)	$(134,199)	$(140,967)
2019:
U.S. federal	$(2,960)	$67,975	$65,015
Foreign	5,812	1,169	6,981
State and local	10,704	9,242	19,946
Income tax expense	$13,556	$78,386	$91,942

Recorded income tax expense (benefit) differed from amounts computed by applying the U.S. federal income tax rate of 21% for the years ended January 2, 2022, December 31, 2020 and December 31, 2019 to income (loss) before income taxes as a result of the following:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Computed "expected" federal income tax (benefit) expense	$46,475	$(109,842)	$65,470
Effect of noncontrolling interest income distribution	(8,771)	(8,671)	(8,558)
Change in valuation allowance	1,845	(2,482)	15,469
Effect of state and local income taxes, net of federal tax benefit	10,414	(14,356)	18,622
Deductible compensation in excess of book	(4,341)	773	(2,029)
Nondeductible compensation	5,652	951	635
Effect of foreign income taxes	(1,082)	(4,072)	2,084
Effect of foreign earnings earned and remitted in the same year	—	—	(302)
Effect of foreign tax credits	(94)	(528)	(407)
Other, net	(476)	(2,740)	958
Income tax expense (benefit)	$49,622	$(140,967)	$91,942

In connection with emergence from Chapter 11 in 2010, the Company recognized cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness. Under federal tax laws, after emergence from Chapter 11, the Company’s NOLs were reduced by approximately $804.8 million of CODI.

Sections 382 and 383 of the Internal Revenue Code (“IRC”) impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards. As a result of the emergence from Chapter 11, the limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company’s limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried forward. The Company has approximately $95.0 million of NOL carry forwards related to Section 382 limitation.

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and as few as 1 year for tax reporting purposes when 100% bonus depreciation is elected) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Deferred tax assets	$251,446	$326,023
Less: Valuation allowance	107,391	128,159
Net deferred tax assets	144,055	197,864
Deferred tax liabilities	292,346	299,695
Net deferred tax liability	$148,291	$101,831

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Deferred tax assets:
Federal net operating loss carryforwards	$70,060	$115,168
State net operating loss carryforwards	88,494	118,063
Deferred compensation	8,597	9,307
Foreign tax credits	19,005	21,367
Interest limitation carryforward	4,884	—
Accrued insurance, pension liability and other	60,406	62,118
Total deferred tax assets	$251,446	$326,023

Deferred tax liabilities:
Property and equipment	$213,676	$220,927
Intangible assets and other	78,670	78,768
Total deferred tax liabilities	$292,346	$299,695

As of January 2, 2022, we had approximately $0.4 billion and $6.6 billion of gross net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $19.0 million expire between 2022 and 2027. We have a valuation allowance of $107.4 million and $128.2 million as of January 2, 2022 and December 31, 2020, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. We analyze our ability to use our foreign tax credits based on our most probable outcome for future foreign sourced income. Based on that analysis, we have determined it is not more likely than not that some of our foreign tax credits will not be fully utilized and have established a valuation allowance of approximately $17.8 million at January 2, 2022. The remainder of our valuation allowance at January 2, 2022 and December 31, 2020 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.

Our unrecognized tax benefit as of each of January 2, 2022 and December 31, 2020 was $25.4 million. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company’s NOL position, we have not accrued any penalties and interest.

12.	Preferred Stock, Common Stock and Other Stockholders’ Equity

Common Stock

As of January 2, 2022, the number of authorized shares of common stock was 280,000,000, of which 86,162,879 shares were outstanding, 4,373,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,541,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of January 2, 2022, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

In the first quarter of 2020, Holdings paid a quarterly dividend equal to $0.25 per share. In April 2020, in connection with the increase in the Second Amended and Restated Revolving Loan, we agreed to temporarily suspend dividend payments and stock repurchases. Accordingly, Holdings has not paid a quarterly cash dividend since the first quarter of 2020.

Preferred Stock

As of January 2, 2022, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings’ Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’ common stock. If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control.

Accumulated Other Comprehensive Loss

The balances for each component of accumulated other comprehensive loss are as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balance as of December 31, 2018	$(27,352)	$—	$(41,071)	$(3,075)	$(71,498)
Net current period change	5,168	(484)	(9,006)	1,283	(3,039)
Amounts reclassified from AOCL	—	(1,046)	795	78	(173)
Balance as of December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(5,228)	(33,902)	(9,345)	11,968	(36,507)
Amounts reclassified from AOCL	—	3,685	985	(1,165)	3,505
Amounts reclassified due to de-designation	—	14,928	—	(3,720)	11,208
Balance as of December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(4,558)	6,299	12,147	(3,766)	10,122
Amounts reclassified from AOCL	—	5,535	1,402	(1,742)	5,195
Balances at January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)

The Company had the following reclassifications out of accumulated other comprehensive loss during the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

		Amount of Reclassification from AOCL
		Year Ended
Component of AOCL	Location of Reclassification into Income	January 2, 2022	December 31, 2020	December 31, 2019
Amortization of loss on interest rate hedge	Interest expense	$5,535	$3,685	$(1,046)
	Income tax benefit	(1,390)	(917)	276
	Net of tax	$4,145	$2,768	$(770)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$1,402	$985	$795
	Income tax expense	(352)	(248)	(198)
	Net of tax	$1,050	$737	$597

Total reclassifications		$5,195	$3,505	$(173)

13.	Pension Benefits

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

We froze the SFTP Benefit Plan effective March 31, 2006, and as of February 16, 2009, participants in the plan no longer earned future benefits.

Obligations and Funded Status

The following table sets forth the change in our benefit plan obligation and fair value of plan assets as of January 2, 2022, December 31, 2020 and December 31, 2019:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Change in benefit obligation:
Beginning balance	$237,126	$221,458	$201,752
Interest cost	5,119	6,431	7,993
Actuarial loss (gain)	(14,628)	18,243	25,632
Benefits paid	(9,467)	(9,006)	(13,919)
Benefit obligation at end of period	$218,150	$237,126	$221,458

Change in fair value of plan assets:
Beginning balance	$218,773	$205,463	$184,758
Actual return on assets	9,871	21,987	29,815
Employer contributions	—	1,500	6,000
Benefits paid	(9,467)	(9,006)	(13,918)
Administrative fees	(1,180)	(1,171)	(1,192)
Fair value of plan assets at end of period	$217,997	$218,773	$205,463

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of January 2, 2022 and December 31, 2020, the SFTP Benefit Plan’s projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being underfunded by $0.2 million and $18.4 million, respectively. The underfunded amount is recognized in other long-term liabilities in our consolidated balance sheets. Other net periodic pension benefit is disclosed within the consolidated statement of operations due to the adoption of ASU 2017-07.

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	Year Ended
	January 2, 2022	December 31, 2020
Discount rate	2.60%	2.20%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)

The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020	December 31, 2019
Net periodic benefit cost:
Service cost	$1,100	$1,200	$1,300
Interest cost	5,119	6,431	7,993
Expected return on plan assets	(12,272)	(13,119)	(13,296)
Amortization of net actuarial loss	1,402	985	795
Total net periodic benefit	$(4,651)	$(4,503)	$(3,208)

Other comprehensive income:
Current year actuarial gain	$12,147	$(9,345)	$(9,006)
Recognized net actuarial loss	1,402	985	795
Total other comprehensive gain	$13,549	$(8,360)	$(8,211)

As of January 2, 2022 and December 31, 2020, we have recorded $52.2 million (net of tax of $8.1 million) and $64.6 million (net of tax of $7.0 million), respectively, in accumulated other comprehensive loss in our consolidated balance sheets.

We anticipate that $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2022.

The weighted average assumptions used to determine net costs are as follows:

	Year Ended
	January 2, 2022	December 31, 2020	December 31, 2019
Discount rate	2.20%	3.00%	4.05%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	5.75%	6.50%	7.25%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	24.77	25.70	26.87

The discount rate assumption was developed based on high-quality corporate bond yields as of the measurement date. High quality corporate bond yield indices on over 500 AA high grade bonds are considered when selecting the discount rate.

The return on plan assets assumption was developed based on consideration of historical market returns, current market conditions, and the SFTP Benefit Plan’s past experience. Estimates of future market returns by asset category are reflective of actual long-term historical returns. Overall, it was projected that the SFTP Benefit Plan could achieve a 5.75% net return over time based on a consistent application of the existing asset allocation strategy and a continuation of the SFTP Benefit Plan’s policy of monitoring manager performance.

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

Plan Assets

The target allocations for plan assets are 75% fixed income securities, 8% international equity securities and 17% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of January 2, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
International Equity (b)	$16,747	$16,747	$—	$—
Fixed Income:
Long Duration Fixed Income (c)	164,200	164,200	—	—
Alternatives:
Other Investments (d)	37,050	—	—	—
Fair Value of Plan Assets	$217,997	$180,947	$—	$—

	Fair Value Measurements as of December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
Large-Cap Disciplined Equity (a)	$8,065	$8,065	$—	$—
International Equity (b)	42,178	42,178	—	—
Fixed Income:
Long Duration Fixed Income (c)	138,399	138,399	—	—
Alternatives:
Other Investments (d)	30,131	—	—	—
Fair Value of Plan Assets	$218,773	$188,642	$—	$—
(a)	These categories are comprised of mutual funds actively traded on the registered exchanges or over the counter markets. The mutual funds are invested in equity securities of U.S. issuers.
(b)	This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.
(c)	The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.

(d)	Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 or 90 day period redemption notice.

Expected Cash Flows

We do not plan to make any contributions to plan trusts in 2022. The following table summarizes expected future benefit payments:

(Amounts in thousands)
Expected benefit payments:
2022	$10,373
2023	10,717
2024	11,055
2025	11,300
2026	11,472
2027 through 2031	58,579
Total expected benefit payments	$113,496

14.	Earnings (Loss) Per Share of Common Stock

For the years ended January 2, 2022 and December 31, 2019, the computation of diluted earnings per common share included the effect of 0.9 million and 0.6 million dilutive stock options and restricted stock units, respectively. For the years ended January 2, 2022, December 31, 2020 and December 31, 2019, the computation of diluted earnings (loss) per share of common stock excluded the effect of 3.4 million, 6.3 million and 3.5 million antidilutive stock options and restricted stock units, respectively. Earnings (loss) per common share for the years ended January 2, 2022, December 31, 2020 and December 31, 2019 was calculated as follows:

	For The Year Ended
(Amounts in thousands, except per share amounts)	January 2, 2022	December 31, 2020	December 31, 2019
Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$129,923	$(423,380)	$179,065

Weighted-average common shares outstanding—basic	85,708	84,800	84,348
Effect of dilutive stock options and restricted stock units	943	—	620
Weighted-average common shares outstanding—diluted	86,651	84,800	84,968

Earnings (loss) per share—basic	$1.52	$(4.99)	$2.12
Earnings (loss) per share—diluted	$1.50	$(4.99)	$2.11

15.	Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of January 2, 2022, our share of the distribution will be approximately $35.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of January 2, 2022 is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of January 2, 2022, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2021 annual offer, we purchased 0.125 units from the Georgia partnership for approximately $0.5 million and 0.2748 units from the Texas partnership for approximately $0.6 million in May 2021. Pursuant to the 2020 annual offer, we purchased 0.375 units from the Georgia partnership for approximately $1.5 million and 1.5675 units from the Texas partnership for approximately $3.4 million in May 2020. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2022 at both parks aggregates to approximately $522.1 million, representing approximately 68.5% of the outstanding units of SFOG and 46.0% of the outstanding units of SFOT. The $350.0 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.

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

We incurred $25.5 million of capital expenditures at these parks during the 2021 season and intend to incur approximately $28.3 million of capital expenditures at these parks for the 2022 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.8 million of cash in 2021 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of January 2, 2022 and December 31, 2020, we had total loans receivable outstanding of $288.3 million, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2022. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Litigation

Privacy Class Action Lawsuits

On January 7, 2016, a putative class action complaint was filed against Holdings in the Circuit Court of Lake County, Illinois. On April 22, 2016, Great America, LLC was added as a defendant. The complaint asserts that we violated the Illinois Biometric Information Privacy Act ("BIPA") in connection with the admission of season pass holders and members through the finger scan program that commenced in the 2014 operating season at Six Flags Great America in Gurnee, Illinois, and seeks statutory damages, attorneys’ fees and an injunction. An aggrieved party under BIPA may recover (i) $1,000 if a company is found to have negligently violated BIPA or (ii) $5,000 if found to have intentionally or recklessly violated BIPA, plus reasonable attorneys’ fees in each case. The complaint does not allege that any information was misused or disseminated. On April 7, 2017, the trial court certified two questions for consideration by the Illinois Appellate Court of the Second District. On June 7, 2017, the Illinois Appellate Court granted our motion to appeal. Accordingly, two questions regarding the interpretation of BIPA were certified for consideration by the Illinois Appellate Court. On December 21, 2017, the Illinois Appellate Court found in our favor, holding that the plaintiff had to allege more than a technical violation of BIPA and had to be injured in some way in order to have a right of action. On March 1, 2018, the plaintiff filed a petition for leave to appeal to the Illinois Supreme Court. On May 30, 2018, the Illinois Supreme Court granted the plaintiff’s leave to appeal and oral arguments were heard on November 20, 2018. On January 25, 2019, the Illinois Supreme Court found in favor of the plaintiff, holding that the plaintiff does not need to allege an actual injury beyond the violation of his rights under BIPA in order to proceed with a complaint. On May 7, 2021, the parties entered into a settlement agreement to resolve the lawsuit, and on October 29, 2021, the circuit court granted final settlement approval. We have reserved the full amount of our obligations under the settlement agreement.

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

On August 25, 2021, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. Plaintiffs’ appeal is captioned Oklahoma Firefighters Pension & Ret. Sys. v. Six Flags Ent. Corp., et al., No. 21-10865 (5th Cir.). The appeal is fully briefed and oral argument is tentatively scheduled to be held the week of March 7, 2022.

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

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Mr. Richard Francisco in the District Court for Dallas County, Texas, 160th Judicial District, against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co, Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the district court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in the District Court for Dallas County, Texas, 298th Judicial District by putative stockholder Mr. Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the district court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through final resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action was captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent.

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

On September 18, 2019, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. An amended complaint was filed on November 24, 2019. The complaint alleges violations of California law governing payment of wages, wage statements, and seeks unpaid wages and statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. We intend to vigorously defend ourselves against this lawsuit. The outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

On April 6, 2020, a complaint was against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges violations of California law governing background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

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

On February 21, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under federal and California law and attorneys’ fees and costs. The claims related to wages and wage statements will be resolved under the settlement of the April 2018 litigation above. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount. The settlement is subject to preliminary and final approval by the court.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the United States District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On April 22, 2021, the parties entered into a settlement agreement to resolve the lawsuits, and on January 5, 2022, the circuit court granted final settlement approval. We have reserved the full amount of our obligations under the settlement agreement.

Personal Injury Lawsuit

On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. A third party equipment installer is also named as a defendant in the litigation. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District. Plaintiffs are seeking compensatory and punitive damages.  We intend to defend this litigation vigorously. The outcome of this litigation is currently not determinable and we cannot reasonably estimate any loss or range of loss that may arise from these matters in excess of the amount that we have recorded for this litigation, which amount is not material to our consolidated financial statements.

Tax and other contingencies

As of January 2, 2022 and December 31, 2020, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

16. Leases

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 44 years, some of which include an option to extend the underlying leases for up to 20 years, and some of which include an option to terminate the underlying lease within one year. For our noncancelable operating leases with such options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the year ended January 2, 2022 and December 31, 2020 are as follows:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Finance Lease Expense
Amortization of ROU assets	$900	$248
Interest on lease liabilities	106	31
Operating lease cost	24,152	24,166
Short-term lease cost	3,904	5,804
Variable lease cost	6,744	4,816
Total lease cost	$35,806	$35,065

Lease costs for the years ended January 2, 2022, December 31, 2020 and 2019 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the years ended January 2, 2022 and December 31, 2020 is as follows:

	Year Ended
(Amounts in thousands, except for lease term and discount rate)	January 2, 2022	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$26,936	$18,870
Financing cash flows for finance leases	641	490
Operating cash flows from finance leases	106	31
Operating Leases
ROU assets obtained in exchange for lease liabilities	384	7,774
Finance Leases
ROU assets obtained in exchange for lease liabilities	1,702	2,428

Additional information related to our operating leases for the year ended January 2, 2022 is as follows:

Weighted average remaining lease term (in years)	18.4
Weighted average discount rate	6.89%

Additional information related to our finance leases for the year ended January 2, 2022 is as follows:

Weighted average remaining lease term (in years)	2.8
Weighted average discount rate	3.85%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands)	January 2, 2022	December 31, 2020
Operating Leases
Right of use assets, net	$186,754	$196,711

Short-term lease liabilities	10,181	13,727
Long-term lease liabilities	176,180	185,823
Total operating lease obligation	$186,361	$199,550

Finance Leases
Property and equipment, at cost	$4,131	$2,428
Accumulated depreciation	(1,148)	(248)
Total property and equipment, net	$2,983	$2,180

Short-term lease liabilities	$977	$327
Long-term lease liabilities	2,020	1,609
Total finance lease obligation	$2,997	$1,936

Maturities of noncancelable operating and finance lease liabilities as of January 2, 2022, are summarized in the table below.

(Amounts in thousands)	As of January 2, 2022
	Finance Leases	Operating Leases
2022	$1,016	$22,484
2023	1,052	22,025
2024	797	20,276
2025	132	18,186
2026	—	17,752
Thereafter	—	241,752
Total	$2,997	$342,475
Less: present value discount	(0)	(156,114)
Lease liability	$2,997	$186,361

Practical Expedients

We elected the package of practical expedients for adoption of Topic 842 permitted under the transition guidance within the standard, which among other things allows us to carry forward historical lease classification, indirect costs and the original determination of whether or not a contract contained a lease.

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

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, intangible assets and right-of-use assets), revenues and income (loss) before income taxes by domestic and foreign categories as of or for the years ended January 2, 2022, December 31, 2020 and December 31, 2019:

	Domestic	Foreign	Total
As of or for the year ended January 2, 2022
Long-lived assets	$2,324,420	$117,066	$2,441,486
Revenues	1,407,671	89,234	1,496,905
Income before income taxes	219,283	2,028	221,311
As of or for the year ended December 31, 2020
Long-lived assets	$2,317,009	$134,805	$2,451,814
Revenues	334,713	21,862	356,575
Loss before income taxes	(487,594)	(35,465)	(523,059)
As of or for the year ended December 31, 2019
Long-lived assets	$2,347,578	$142,376	$2,489,954
Revenues	1,370,367	117,216	1,487,583
Income before income taxes	297,752	14,008	311,760

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of January 2, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.

Attestation Report of Registered Public Accounting Firm

KPMG LLP’s Attestation Report included in Item 8 of this Annual Report is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended January 2, 2022

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended January 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Taylor Brooks, Vice President and Chief Accounting Officer of Holdings will become Vice President, Internal Audit, effective February 25, 2022.

Justin Hunt, 39, will be promoted to Vice President, Controller of Holdings and will be Holdings' principal accounting officer effective February 25, 2022. Mr. Hunt will be responsible for overseeing the Company's' accounting function. Mr. Hunt joined the Company in 2017 as the Corporate Director of Accounting. Prior to joining the Company, Mr. Hunt was an Assurance Manager at Ernst & Young LLP. Mr. Hunt holds a Bachelors and Masters degree in Accounting from the University of Texas at Arlington and is a Certified Public Accountant. In connection with Mr. Hunt's promotion, his base salary will be at least $225,000 per year, and he will be eligible for an annual incentive with a target of 40% of base salary. As part of Holding’s annual equity award grants in 2022 at the time such grants are made to other employees, Mr. Hunt is expected to receive restricted stock units with a value of $80,000, which will vest in equal amounts upon each of the first three anniversaries of the grant date, and performance stock units with a target value at grant of $320,000, which can be earned based on achievement of Company performance metrics for the period through 2024. Mr. Hunt is also entitled to participate in or receive benefits under the employee benefit programs of the Company, including the Company's life, health and disability programs, as well as to receive reimbursement of certain expenses incurred during his employment.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, our codes of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in our Proxy Statement for our 2022 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended January 2, 2022 (the "2022 Proxy Statement").

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled "2021 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance," “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" in the 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2022 Proxy Statement.

Equity Compensation Plan Information

The following table contains information as of January 2, 2022 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

	(a)		(b)		(c)
	Number of securities		Weighted-average		Number of securities
	to be		exercise price of		remaining available
	issued upon exercise		outstanding		for future issuance
	of outstanding options,		options, warrants		under equity
Plan Category	warrants and rights		and rights		compensation plans
Equity compensation plans approved by security holders	3,421,000	(1)	$54.25	(2)	5,914,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	3,421,000		$54.25		5,914,000
(1)	Excludes restricted stock units outstanding under the Company’s Long-Term Incentive Plan and rights outstanding under the Company’s Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company’s Employee Stock Purchase Plan.
(2)	The determination of the weighted-average exercise price excludes outstanding rights under the Company’s Employee Stock Purchase Plan and restricted stock units under the Company’s Long-Term Incentive Plan.
(3)	Consists of 1,541,000 shares reserved for issuance under the Company’s Employee Stock Purchase Plan and 4,373,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related, and Tax Fees" in the 2022 Proxy Statement.

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
3.1

Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 6, 2021.

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

4.3	Form of 4.875% Senior Notes due 2024—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.
4.4

Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.5	Form of 5.500% Senior Notes due 2027—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.6

Rights Agreement, dated March 31, 2020, by and between Six Flags Entertainment Corporation and Computershare Trust Company, N.A.—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on March 31, 2020

4.7

Indenture, dated as of April 22, 2020, by and among Six Flags Theme Parks Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

4.8		Form of 7.000% Senior Secured Notes due 2025—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.
4.9	*	Description of Securities.
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

10.9	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.
10.10	†

Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended April 4, 2021.

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

10.15	†	Director Deferral Election—incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.
10.16	†

Six Flags Entertainment Corporation Amended and Restated Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.17	†

Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.18	†

Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2014.

10.19	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.
10.20

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

10.21

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

10.22

Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.23

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

10.24

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

10.25

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

10.26

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

10.27

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

10.28	†

Employment Agreement, dated as of October 24, 2019, by and between Michael Spanos and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on October 24, 2019.

10.29

Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on January 31, 2020.

10.30	†

Amendment No. 1 to Employment Agreement, dated as of February 18, 2020, by and between Michael Spanos and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.51 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.31	†

Employment Agreement, dated as of February 21, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 25, 2020.

10.32	†

Employment Agreement, dated as of June 21, 2020, by and between Sandeep Reddy and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 24, 2020.

10.33	†

Amended and Restated Employment Agreement, dated as of July 23, 2020, by and between Laura Doerre and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 27, 2020.

10.34	†	Form of Amendment to Employment Agreement for Executive Officers—incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on April 30, 2020.
10.35	†

Agreement and General Release, dated November 13, 2021, by and between Six Flags Entertainment Corporation and Michael Spanos—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2021.

10.36	†

Employment Agreement, dated November 14, 2021, by and between Six Flags Entertainment Corporation and Selim A. Bassoul—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2021.

10.37	†

Agreement and General Release, dated December 3, 2021, by and between Six Flags Entertainment Corporation and Laura W. Doerre—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 3, 2021.

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

The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended January 2, 2022 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 2, 2022, formatted in Inline XBRL.

*	Filed herewith
†	Management contract or compensatory plan
(b)	Exhibits

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

Date: February 24, 2022

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ SELIM BASSOUL
Selim Bassoul President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ SELIM BASSOUL	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Selim Bassoul

/s/ SANDEEP REDDY	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Sandeep Reddy

/s/ TAYLOR BROOKS	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 24, 2022
Taylor Brooks

/s/ BEN BALDANZA	Non-Executive Chairman	February 24, 2022
Ben Baldanza

/s/ ESI EGGLESTON BRACEY	Director	February 24, 2022
Esi Eggleston Bracey

/s/ DENISE M. Clark	Director	February 24, 2022
Denise M. Clark

/s/ ENRIQUE RAMIREZ MENA	Director	February 24, 2022
Enrique Ramirez Mena

/s/ ARIK RUCHIM	Director	February 24, 2022
Arik Ruchim