Form 10-Q
period 2022-04-03
Six Flags Entertainment Corp
filed 2022-05-12
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 3, 2022 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 9, 2022, Six Flags Entertainment Corporation had 86,443,033 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) global coronavirus (“COVID-19”) pandemic-related business disruptions and economic uncertainty, (ii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, (iii) our expectations regardig the timing, costs, benefits and results of our strategic plan, (iv) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (v) the extent to which having parks in diverse geographical locations protects our consolidated results against the effects of adverse weather and other events, (vi) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (vii) our ability to obtain additional financing, (viii) our expectations regarding future interest payments, (ix) our expectations regarding the effect of certain accounting pronouncements, (x) our expectations regarding the cost or outcome of any litigation or other disputes, (xi) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xii) our expectations regarding uncertain tax positions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to the COVID-19 pandemic, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	global economic and political instability and conflicts, such as the conflict between Russia and Ukraine;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	economic conditions (including customer spending patterns);
•	changes in public and consumer tastes;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and

•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended January 2, 2022 (the "2021 Annual Report"), and in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	April 3, 2022	January 2, 2022	April 4, 2021
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$252,203	$335,585	$62,905
Accounts receivable, net	86,461	97,722	46,420
Inventories	39,161	27,273	39,057
Prepaid expenses and other current assets	55,454	55,455	69,166
Total current assets	433,279	516,035	217,548
Property and equipment, net:
Property and equipment, at cost	2,528,135	2,501,829	2,427,318
Accumulated depreciation	(1,280,969)	(1,250,902)	(1,182,641)
Total property and equipment, net	1,247,166	1,250,927	1,244,677
Other assets:
Right-of-use operating leases, net	184,643	186,754	194,768
Debt issuance costs	4,365	4,899	6,501
Deposits and other assets	10,779	6,170	6,661
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $266, $261 and $244 as of April 3, 2022, January 2, 2022 and April 4, 2021, respectively	344,182	344,187	344,192
Total other assets	1,203,587	1,201,628	1,211,740
Total assets	$2,884,032	$2,968,590	$2,673,965

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$65,652	$38,251	$31,771
Accrued compensation, payroll taxes and benefits	22,444	51,473	25,674
Accrued insurance reserves	32,423	32,182	27,568
Accrued interest payable	33,217	50,554	33,290
Other accrued liabilities	94,052	101,790	91,848
Deferred revenue	185,094	177,831	245,310
Short-term lease liabilities	11,383	11,158	10,547
Total current liabilities	444,265	463,239	466,008
Noncurrent liabilities:
Long-term debt	2,631,246	2,629,524	2,624,361
Long-term lease liabilities	180,464	178,200	190,362
Other long-term liabilities	10,502	9,469	35,337
Deferred income taxes	133,264	148,291	70,985
Total noncurrent liabilities	2,955,476	2,965,484	2,921,045
Total liabilities	3,399,741	3,428,723	3,387,053

Redeemable noncontrolling interests	522,067	522,067	523,376

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 86,248,545, 86,162,879 and 85,369,434 shares issued and outstanding at April 3, 2022, January 2, 2022 and April 4, 2021, respectively	2,156	2,154	2,134
Capital in excess of par value	1,124,603	1,120,084	1,104,904
Accumulated deficit	(2,088,913)	(2,023,251)	(2,249,207)
Accumulated other comprehensive loss, net of tax	(75,622)	(81,187)	(94,295)
Total stockholders' deficit	(1,037,776)	(982,200)	(1,236,464)
Total liabilities and stockholders' deficit	$2,884,032	$2,968,590	$2,673,965

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	April 3, 2022	April 4, 2021
Park admissions	$72,987	$44,334
Park food, merchandise and other	54,269	31,224
Sponsorship, international agreements and accommodations	10,851	6,466
Total revenues	138,107	82,024
Operating expenses (excluding depreciation and amortization shown separately below)	109,944	92,643
Selling, general and administrative expenses (including stock-based compensation of $4,225 and $6,637 in 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	39,332	36,126
Costs of products sold	10,115	7,215
Other net periodic pension benefit	(1,451)	(1,643)
Depreciation	29,043	28,827
Amortization	6	6
(Gain) loss on disposal of assets	(2,100)	520
Interest expense	37,857	38,460
Interest income	(327)	(40)
Other expense, net	463	7,619
Loss before income taxes	(84,775)	(127,709)
Income tax benefit	(19,113)	(31,870)
Net loss	$(65,662)	$(95,839)

Weighted-average common shares outstanding - basic and diluted:	86,197	85,209

Net loss per average common share outstanding - basic and diluted:	$(0.76)	$(1.12)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 3, 2022	April 4, 2021
Net loss	$(65,662)	$(95,839)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment (1)	(4,085)	(1,973)
Defined benefit retirement plan (2)	171	255
Change in cash flow hedging (3)	9,479	3,927
Other comprehensive income, net of tax	5,565	2,209
Comprehensive loss	$(60,097)	$(93,630)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $1.1 million for the three months ended April 3, 2022, and tax benefit of $0.4 million for the three months ended April 4, 2021.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended April 3, 2022 and April 4, 2021.

(3)  Change in cash flow hedging is presented net of tax expense of $3.1 million and $1.3 million for the three months ended April 3, 2022 and April 4, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	293,597	8	9,071	—	—	9,079
Stock-based compensation	—	—	6,637	—	—	6,637
Employee stock purchase plan	(64)	—	(3)	—	—	(3)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(95,839)	—	(95,839)
Net other comprehensive loss, net of tax	—	—	—	—	2,209	2,209
Balances at April 4, 2021	85,369,434	$2,134	$1,104,904	$(2,249,207)	$(94,295)	$(1,236,464)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	87,702	2	297	—	—	299
Stock-based compensation	—	—	4,225	—	—	4,225
Payment of tax withholdings on equity-based compensation through shares withheld	(2,036)	—	(3)	—	—	(3)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(65,662)	—	(65,662)
Net other comprehensive income, net of tax	—	—	—	—	5,565	5,565
Balances at April 3, 2022	86,248,545	$2,156	$1,124,603	$(2,088,913)	$(75,622)	$(1,037,776)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 3, 2022	April 4, 2021
Cash flows from operating activities:
Net loss	$(65,662)	$(95,839)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,049	28,833
Stock-based compensation	4,225	6,637
Interest accretion on notes payable	278	277
Loss on debt extinguishment	—	—
Amortization of debt issuance costs	1,978	1,978
Other, including loss (gain) on disposal of assets	3,120	(931)
Change in accounts receivable	11,535	(9,897)
Change in inventories, prepaid expenses and other current assets	(11,512)	3,907
Change in deposits and other assets	(4,600)	436
Change in ROU operating leases	2,585	2,113
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	6,815	42,146
Change in operating lease liabilities	2,161	(1,182)
Change in accrued interest payable	(17,337)	(26,894)
Deferred income taxes	(18,347)	(31,982)
Net cash used in operating activities	(55,712)	(80,398)

Cash flows from investing activities:
Additions to property and equipment	(32,071)	(23,133)
Property insurance recoveries	3,081	—
Proceeds from sale of assets	—	33
Net cash used in investing activities	(28,990)	(23,100)

Cash flows from financing activities:
Repayment of borrowings	—	(2,000)
Proceeds from borrowings	—	2,000
Payment of cash dividends	(14)	(201)
Proceeds from issuance of common stock	299	9,078
Reduction in finance lease liability	(201)	(76)
Stock repurchases	(3)	(3)
Net cash provided by financing activities	81	8,798

Effect of exchange rate on cash	1,239	(155)

Net change in cash and cash equivalents	(83,382)	(94,855)
Cash and cash equivalents at beginning of period	335,585	157,760
Cash and cash equivalents at end of period	$252,203	$62,905

Supplemental cash flow information
Cash paid for interest	$52,157	$63,937
Cash paid for income taxes	$885	$268

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and we are the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of April 3, 2022, 24 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Our current fiscal year will end on January 1, 2023. This Quarterly Report covers the period January 3, 2022 – April 3, 2022 (“the three months ended April 3, 2022”). The comparison period in the prior year covers the dates January 1, 2021 – April 4, 2021 (“the three months ended April 4, 2021”). The additional three days in the three months ended April 4, 2021 accounted for 89 thousand additional guests.

The 2021 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three months ended April 3, 2022, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

COVID-19 Pandemic

The COVID-19 pandemic continues to present material uncertainty and risk with respect to our performance and financial results. Significant government and private sector actions have been taken since 2020 and likely will continue to be taken intended to control the spread and mitigate the economic effects of the pandemic. Since early 2021, the availability and administration of vaccines against COVID-19 has increased, and there has been an easing of restrictions on social, business, travel and government activities and functions. On the other hand, infection rates and regulations continue to fluctuate in various regions and there are ongoing global impacts resulting from the pandemic, including challenges and increases in costs for logistics and supply chains, and wage rates. The duration and severity of the impact of the COVID-19 pandemic are currently unknown. The pandemic has impacted the Company and could materially impact our financial results in the future.

a.  Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. GAAP.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG," and together with SFOT, the "Partnership Parks") as subsidiaries in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests.

b.  Income Taxes

We recorded a valuation allowance of $107.8 million, $107.4 million and $129.4 million as of April 3, 2022, January 2, 2022 and April 4, 2021, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of April 3, 2022, January 2, 2022 and April 4, 2021, we had no recorded amounts for accrued interest or penalties.

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

As of April 3, 2022, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At April 3, 2022, we did not identify any triggering events that would require a full quantitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of April 3, 2022, we did not identify any triggering events that would require a full quantitative analysis.

e.  Earnings Per Common Share

We incurred a net loss for the three months ended April 3, 2022 and April 4, 2021, therefore, diluted shares outstanding equaled basic shares outstanding for the purposes of determining loss per common share. The computation of diluted earnings per share excluded the effect of 2,744,000 and 6,199,000 antidilutive stock options, restricted stock units and performance stock units for the three months ended April 3, 2022 and April 4, 2021, respectively.

f.  Stock Benefit Plans

Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance stock units, performance and cash-settled awards and dividend equivalent rights ("DERs") to select employees, officers, directors and consultants of Holdings and its affiliates.

Periodically, we will grant performance stock units to key employees. These awards vest on attainment of specific objectives most often related to Adjusted EBITDA or recognized revenue over a defined period. During the three months ended April 3, 2022, it was determined that our March 8, 2021 grant was probable of achievement at the threshold level and stock compensation expense was recognized totaling $0.9 million.

During the three months ended April 3, 2022 and April 4, 2021, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	April 3, 2022	April 4, 2021
Long-Term Incentive Plan	$4,150	$6,562
Employee Stock Purchase Plan	75	75
Total Stock-Based Compensation	$4,225	$6,637

During the three months ended April 3, 2022 and April 4, 2021, we paid a nominal amount and $0.2 million, respectively, to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares of Holdings’ common stock. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes and memberships. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of April 3, 2022, January 2, 2022 and April 4, 2021, we have recorded an allowance for doubtful accounts of $5.7 million, $13.8 million and $8.5 million, respectively, which is primarily comprised of estimated payment defaults under our membership program. To the extent that payments under our membership program have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership program is offset with a corresponding reduction in deferred revenue.

h.  Recently Adopted Accounting Pronouncements

In August 2018, FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans: (“Update 2018-14”), which modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans. Update 2018-14 is effective for annual periods beginning after January 1, 2021, with early adoption permitted. Adoption is required to be applied on a retrospective basis to all periods presented. Our adoption of ASU 2018-14 did not have a material impact on our condensed consolidated financial statements and related disclosures.

i. Recent Accounting Pronouncements Not Yet Adopted

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. Interest on the Second Amended and Restated Credit Facility accrues at an annual rate based on LIBOR. We do not expect Update 2020-04 to have a material effect on our condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three months ended April 3, 2022 and April 4, 2021, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended April 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$3,951	$782	$6,528	$11,261
Short-term contracts and other (a)	69,036	53,487	4,323	126,846
Total revenues	$72,987	$54,269	$10,851	$138,107

	Three Months Ended April 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$7,010	$997	$4,163	$12,170
Short-term contracts and other (a)	37,324	30,227	2,303	69,854
Total revenues	$44,334	$31,224	$6,466	$82,024
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

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

At January 2, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $12.2 million was recognized as revenue for long-term contracts during the three months ended April 3, 2022. As of April 3, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $59.0 million. At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $8.4 million was recognized as revenue for long-term contracts during the three months ended April 4, 2021. As of April 4, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $86.7 million.

As of April 3, 2022, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $75.9 million in the remainder of 2022, $8.7 million in 2023, $1.9 million in 2024, $0.1 million in 2025, and $0.2 million in 2026 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As of April 3, 2022, our credit facility consisted of a $481.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020.

As of April 3, 2022, January 2, 2022 and April 4, 2021, we had no amounts outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million, $20.2 million and $20.2 million, respectively). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of April 3, 2022, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan will mature on April 17, 2024.

As of April 3, 2022, January 2, 2022 and April 4, 2021, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”) and, in August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B by exchanging the floating LIBOR rate for a negotiated fixed rate. On March 24, 2022, we terminated the August 2019

Swap Agreements. The June 2019 Swap Agreements expire in June 2023. The Second Amended and Restated Term Loan B now consists of only floating rate debt. As of April 3, 2022, the applicable interest rate on the Second Amended and Restated Term Loan B was 2.21%. The Second Amended and Restated Term Loan B will mature on April 17, 2026.

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

Long-Term Indebtedness Summary

As of April 3, 2022, January 2, 2022 and April 4, 2021, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	April 3, 2022	January 2, 2022	April 4, 2021
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
2024 Notes	949,490	949,490	949,490
2025 Notes	725,000	725,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(2,972)	(3,249)	(4,080)
Deferred financing costs	(19,272)	(20,717)	(25,049)
Total long-term debt	$2,631,246	$2,629,524	$2,624,361

Fair-Value of Long-Term Indebtedness

As of April 3, 2022, January 2, 2022 and April 4, 2021, the fair value of our long-term debt was $2,660.5 million, $2,703.5 million and $2,700.5 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCI") during the three months ended April 3, 2022, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)
Net current period change	(5,171)	11,540	—	(1,812)	4,557
Amounts reclassified from AOCI	—	1,117	229	(338)	1,008
Balances at April 3, 2022	$(37,141)	$7,672	$(43,864)	$(2,289)	$(75,622)

Reclassifications out of AOCI during the three months ended April 3, 2022 and April 4, 2021:

		Amount of Reclassification from AOCI
		Year Ended
Component of AOCI	Location of Reclassification into (Loss) Income	April 3, 2022	April 4, 2021

Amortization of loss on interest rate hedge	Interest Expense	$1,117	$1,361
	Income tax benefit	(281)	(342)
	Net of tax	$836	$1,019

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$229	$340
	Income tax expense	(57)	(85)
	Net of tax	$172	$255

Total reclassifications		$1,008	$1,274

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

On March 24, 2022, we terminated the August 2019 Swap Agreements for net cash proceeds of $7.4 million. The swap agreements were used as economic hedges against rising interest rates and had been designated as cash flow hedges prior to termination. We recorded the settlement in accumulated other comprehensive income in the amount of $7.7 million which will be amortized through September 2024 until the maturity of the Second Amended and Restated Term Loan B.

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of April 3, 2022, January 2, 2022 and April 4, 2021, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	April 3, 2022	January 2, 2022	April 4, 2021
Derivatives Not Designated as Hedging Instruments
Interest Rate Swap Agreements — other current assets	—	—	801
Interest Rate Swap Agreements — other non-current assets	3,996	—	—
	$3,996	$—	$801

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of April 3, 2022, January 2, 2022 and April 4, 2021, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	April 3, 2022	January 2, 2022	April 4, 2021
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$—	$(3,986)	$(5,139)
Interest rate swap agreements — other long-term liabilities	—	(1,046)	(6,495)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	(4,250)	(4,012)	(4,797)
Interest rate swap agreements — other long-term liabilities	(7,512)	(4,581)	(7,510)
	$(11,762)	$(13,625)	$(23,941)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.1 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three months ended April 3, 2022.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the condensed consolidated statements of operations for the three months ended April 3, 2022 and April 4, 2021:

	Gain (Loss)		(Loss) Gain Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2022	2021	2022	2021
Interest Rate Swap Agreements	$11,540	$3,883	$(1,117)	$(1,361)
Total	$11,540	$3,883	$(1,117)	$(1,361)

As of April 3, 2022, we expect to reclassify net losses of $3.3 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of April 3, 2022, our share of the distribution will be approximately $35.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2022 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2022, we purchased 0.2536 limited partnership units from the Texas partnership for $0.6 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2022 at both parks is approximately $522.1 million, representing approximately 68.5% of the outstanding units of SFOG and 46.0% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of April 3, 2022, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of April 3, 2022, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $25.5 million of capital expenditures at the Partnership Parks during the 2021 season and intend to incur approximately $19.8 million of capital expenditures at these parks for the 2022 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.8 million of cash in 2021 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of April 3, 2022, January 2, 2022 and April 4, 2021, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of April 3, 2022, redeemable noncontrolling interests of the SFOG and SFOT partnerships was $280.2 million and $241.9 million, respectively, which approximates redemption value.

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

Litigation

In the normal course of our business, we are involved from time to time in various arbitrations, class actions, commercial litigation, investigations and other legal, regulatory or governmental actions, including the matters described below. In many proceedings, including the specific matters described below, it is inherently difficult to determine whether any loss is probable or to estimate the size or range of the possible loss, and accruals for legal matters are when we believe a loss for a particular matter is considered probable and reasonably estimable. However, the outcome of such legal matters is subject to inherent uncertainties and management’s view of these matters may change in the future.

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

On August 25, 2021, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. Plaintiffs’ appeal is captioned Oklahoma Firefighters Pension & Ret. Sys. v. Six Flags Ent. Corp., et al., No. 21-10865 (5th Cir.). The appeal is fully briefed and oral argument was held on March 7, 2022.

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

Wage and Hour Class Action Lawsuits

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages and related penalties, and attorneys’ fees and costs. In September 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on March 30, 2022.

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

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In October 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on April 5, 2022.

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

7.  Business Segments

We have only one reportable segment – parks. All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America.

The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of April 3, 2022, January 2, 2022 and April 4, 2021:

	As of
(Amounts in thousands)	April 3, 2022	January 2, 2022	April 4, 2021
Domestic	$2,321,053	$2,324,420	$2,312,048
Foreign	114,556	117,066	131,207
Total	2,435,609	2,441,486	2,443,255

Revenues and loss before income taxes by domestic and foreign categories as of or for the three months ended April 3, 2022 and April 4, 2021:

	Domestic	Foreign	Total
2022	(Amounts in thousands)
Revenues	$125,903	$12,204	$138,107
Loss before income taxes	(83,048)	(1,727)	(84,775)
2021
Revenues	$78,673	$3,351	$82,024
Loss before income taxes	(121,192)	(6,517)	(127,709)

8.  Pension Benefits

We froze our pension plan effective March 31, 2006 and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended April 3, 2022 and April 4, 2021, respectively:

	Three Months Ended
(Amounts in thousands)	April 3, 2022	April 4, 2021
Service cost	$300	$275
Interest cost	1,384	1,275
Expected return on plan assets	(3,059)	(3,069)
Amortization of net actuarial loss	229	340
Total net periodic benefit	$(1,146)	$(1,179)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	April 3, 2022	April 4, 2021
Discount rate	2.60%	2.20
Rate of compensation increase	N/A	N/A
Expected return on plan assets	5.75%	5.75

Employer Contributions

We did not make any pension contributions during the three month period ended April 3, 2022 or April 4, 2021.

9. Stock Repurchase Plans

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 3, 2022, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average price per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

The amount of stock repurchases is limited by the covenants in the Second Amended and Restated Credit Facility, the 2024 Notes, the 2025 Notes and the 2027 Notes. In April 2020 and August 2020, in connection with amendments to the Second Amended and Restated Credit Facility, we suspended stock repurchases due to the impact of the COVID-19 pandemic until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent not to engage in stock repurchases for a longer duration.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2021 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2021 Annual Report.

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

The results of operations for the three months ended April 3, 2022 and April 4, 2021 are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. During the first quarter of 2021, many of our parks remained closed or had capacity limits or other restrictions affecting attendance.

Our revenue is derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 53% and 54% of total revenue during the three months ended April 3, 2022 and April 4, 2021, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the three months ended April 3, 2022, our earnings before interest, taxes, depreciation and amortization increased $30 million compared to the prior year. The increase was driven by higher attendance and guest spending per capita, benefiting from more parks being open in 2022 than in 2021 due to the pandemic.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed when our parks are operating, as our costs for full-time employees, maintenance, utilities, rent, and insurance do not vary significantly with attendance.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in the 2021 Annual Report.

Recent Events

Effective March 27, 2022, Sandeep Reddy resigned as Executive Vice President and Chief Financial Officer to accept a position at another company. Stephen Purtell assumed the role of interim Chief Financial Officer effective upon Mr. Reddy’s departure. We are conducting a search process, including internal and external candidates, to identify the next Chief Financial Officer.

Results of Operations

Three Months Ended April 3, 2022 Compared to Three Months Ended April 4, 2021

The following table sets forth financial information for the three months ended April 3, 2022 and April 4, 2021.

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	April 3, 2022	April 4, 2021	2022 to 2021
Total revenue	$138,107	$82,024	68%
Operating expenses	109,944	92,643	19%
Selling, general and administrative expenses	39,332	36,126	9%
Cost of products sold	10,115	7,215	40%
Other net periodic pension benefit	(1,451)	(1,643)	(12)%
Depreciation and amortization	29,049	28,833	1%
(Gain) loss on disposal of assets	(2,100)	520	N/M
Interest expense, net	37,530	38,420	(2)%
Other expense, net	463	7,619	(1)%
Loss before income taxes	(84,775)	(127,709)	(34)%
Income tax benefit	(19,113)	(31,870)	(40)
Net loss	$(65,662)	$(95,839)	(31)%

Other Data:
Attendance	1,686	1,346	25%
Total guest spending per capita	$75.46	$56.16	34%

Revenue

Revenue for the three months ended April 3, 2022, totaled $138.1 million, an increase of $56.1 million, or 68%, compared to $82.0 million for the three months ended April 4, 2021. The increase in revenue was driven by a 25% increase in attendance and a 34% increase in total guest spending per capita. The increase in attendance was driven by increased operating days in three months ended April 3, 2022 compared to the three months ended April 4, 2021, which was negatively impacted by pandemic-related closures and restrictions. The increase in operating days was offset by a visitation shift of approximately 200 thousand guests from the first quarter to the second quarter 2022 compared to the first quarter 2021 due to the timing of the Easter holiday. In addition, there were three additional days included in first quarter 2021 compared to first quarter 2022 due to the previously announced fiscal calendar reporting change that began with the quarter commencing January 1, 2021, which accounted for 89 thousand additional guests in the first quarter 2021.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended April 3, 2022, increased by $19.30, to $75.46, compared to the three months ended April 4, 2021, driven by a $10.33, or 31%, increase in admissions revenue per capita and a $8.97, or 39% increase in In-park spending per capita. The higher admissions per capita reflects higher realized ticket pricing and additional revenue from memberships beyond their initial 12-month commitment period that was recognized in first quarter 2022 but not recognized in first quarter 2021 due to the pandemic-related closure of parks. The increase in In-park spending per capita reflects the benefits of our revenue management initiatives related to its premiumization strategy and in-park initiatives.

Operating expenses

Operating expenses for the three months ended April 3, 2022, increased $17.3 million, or 19%, compared to the three months ended April 4, 2021. These increases were primarily as a result of increased operating days at our California and Mexico parks in the first quarter 2022 which were closed due to COVID-19 during the three months ended April 4, 2021. The additional operating days contributed to the increase in salaries, wages, utilities and maintenance.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 3, 2022 increased $3.2 million, or 9%, compared to the three months ended April 4, 2021. The increase was primarily related to our centralization initiative which shifted a portion of costs from operating expenses to selling, general and administrative expenses. All corporate expenses are included in selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold in the three months ended April 3, 2022, increased $2.9 million, or 40%, compared to the three months ended April 4, 2021. The increase was primarily the result of increased attendance at our parks compared to the prior year period, which was negatively impacted by pandemic-related closures and restrictions. Costs of products sold as a percentage of in-park revenue for the three months ended April 3, 2022 decreased slightly relative to the prior year period, primarily as a result of an increase in retail prices, the mix of in-park revenue and a reduction in membership discounts.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended April 3, 2022, increased $0.2 million, or 1%, compared to the three months ended April 4, 2021. The increase in depreciation and amortization expense was primarily the result of the capitalization of new assets during 2022, implementation of which had previously been delayed due to the COVID-19 pandemic.

(Gain) loss on disposal of assets

We recognized a $2.1 million gain on disposal of assets for the three months ended April 3, 2022, compared to a loss on disposal of assets of $0.5 million for the three months ended April 4, 2021. The $2.1 million gain on disposal of assets for the three months ended April 3, 2022 was driven by insurance proceeds from prior year losses at multiple parks.

Interest expense, net

Interest expense, net decreased $0.9 million, or 2%, for the three months ended April 3, 2022 compared to the three months ended April 4, 2021. The decrease is primarily attributable to lower interest rates on the unhedged portion of the Second Amended and Restated Term Loan B.

Income tax benefit

Income tax benefit decreased $12.8 million for the three months ended April 3, 2022 compared to the three months ended April 4, 2021 largely as a result of a lower pre-tax loss. The effective tax rates for the three months ended April 3, 2022 and April 4, 2021 were 23.0% and 24.9%, respectively.  The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including nondeductible executive compensation.

Calculation of EBITDA for the three months ended April 3, 2022 compared to the three months ended April 4, 2021

We manage our business primarily with three different metrics; Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex.

“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated income (loss) from continuing operations: excluding the following: the cumulative effect of changes in accounting principles, discontinued operations gains or losses, income tax expense or benefit, restructure costs or recoveries, reorganization items (net), other income or expense, gain or loss on early extinguishment of debt, equity in income or loss of investees, interest expense (net), gain or loss on disposal of assets, gain or loss on the sale of investees, amortization, depreciation, stock-based compensation, and fresh start accounting valuation adjustments. Modified EBITDA, as defined herein, may differ from similarly titled measures presented by other companies. Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors from a park-level perspective and allows investors to review performance in the same manner as our management.

"Adjusted EBITDA," a non-GAAP measure, is defined as Modified EBITDA minus the interests of third parties in the Modified EBITDA of properties that are less than wholly owned (consisting of Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Over Texas). Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our secured credit agreement, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Adjusted EBITDA as defined herein may differ from similarly titled measures presented by other companies. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on Adjusted EBITDA. We believe that Adjusted EBITDA is frequently used by all our sell-side analysts and most investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. Adjusted EBITDA, as computed by us, may not be comparable to similar metrics used by other companies in our industry.

“Adjusted EBITDA minus capex,” a non-GAAP measure, is defined as Modified EBITDA minus capital expenditures net of property insurance recoveries. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on Adjusted EBITDA minus capex. Adjusted EBITDA minus capex as defined herein may differ from similarly titled measures presented by other companies.

Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex are not recognized terms under US GAAP and should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with US GAAP. These metrics are not indicative of income or loss as determined under US GAAP. Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex as presented may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

The following tables set forth a reconciliation of net income (loss) to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three month periods ended April 3, 2022 and April 4, 2021:

	Three Months Ended
(Amounts in thousands, except per share data)	April 3, 2022	April 4, 2021
Net loss	$(65,662)	$(95,839)
Income tax benefit	(19,113)	(31,870)
Other expense, net	463	7,619
Interest expense, net	37,530	38,420
Gain (loss) on disposal of assets	(2,100)	520
Amortization	6	6
Depreciation	29,043	28,827
Stock-based compensation	4,225	6,637
Modified EBITDA	(15,608)	(45,680)
Third party interest in EBITDA of certain operations	—	—
Adjusted EBITDA	$(15,608)	$(45,680)
Capital expenditures, net of property insurance recovery	(28,990)	(23,133)
Adjusted EBITDA minus capex	$(44,598)	$(68,813)

Adjusted EBITDA minus capex for the three months ended April 3, 2022 increased $28.7 million compared to the three months ended April 4, 2021. The primary driver of this increase was an increase in revenue of $56.1 million due to the resumption of operations at our parks in California and Mexico that were not open during the first quarter 2021 due to the COVID-19 pandemic. Revenue gains were partially offset by operating and selling, general and administrative expense increases due to the increase in overall operating days and our centralization initiative. Capital expenditures, net of property insurance recovery, increased by $5.4 million due to increased certainty around operations for 2022 allowing for additional capital spending during the first quarter versus the comparable period during 2021 when COVID-19 led to more uncertainty and decreased capital spending during the first quarter.

Liquidity, Capital Commitments and Resources

On an annual basis, our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash typically include the funding of working capital obligations, debt service, investments in parks (including infrastructure and capital projects), payments to our partners in the Partnership Parks, and could include payment of stock dividends and stock repurchases, when permitted.

As of April 3, 2022, Holdings had repurchased 4,607,000 shares of common stock at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under its previously approved stock repurchase program, leaving approximately $231.7 million available for permitted repurchases. Pursuant to amendments to the Second Amended and Restated Credit Facility in April and August 2020, we agreed to temporarily suspend the payment of dividends and the repurchase of common stock until the earlier of December 31, 2022, or such time as SFTP reduces the incremental revolving credit commitments by $131 million.

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

On August 26, 2020, we entered into an amendment to the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the credit agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to the August 2020 amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, all of SFTP’s existing incremental revolving credit lenders agreed to extend the incremental $131 million revolving credit commitments to the Second Amended and Restated Revolving Loan by one year to December 31, 2022. Based on our improved liquidity position and financial outlook, and to be permitted to pre-pay a portion of our debt, we voluntarily tested our senior secured leverage ratio financial maintenance covenant based on actual results beginning in the fourth quarter of 2021.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19 or other diseases; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could materially reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. Our degree of indebtedness could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2021 Annual Report and in this Quarterly Report.

As of April 3, 2022, our total indebtedness, net of discount and deferred financing costs, was approximately $2,631.2 million. As of May 9, 2022, based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2022 and 2023, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $150 million and $155 million during 2022 and 2023, respectively.

As of April 3, 2022, we had approximately $252.2 million of unrestricted cash and $460.0 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the three months ended April 3, 2022, net cash used in operating activities was $55.7 million compared to net cash used in operating activities of $80.4 million for the three months ended April 4, 2021. The decrease in cash used in operating activities was due to increased net income due to the increase in attendance and per capita spending during the first quarter 2022 compared to the prior year period, which was negatively impacted by pandemic-related closures and restrictions. Net cash used in investing activities during the three months ended April 3, 2022 and April 4, 2021, was $29.0 million and $23.1 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The increase was driven by the delay in our capital budget in the prior year due to uncertainty surrounding the pandemic. Net cash provided by financing activities during the three months ended April 3, 2022 and April 4, 2021 was $0.1 million and $8.8 million, respectively, primarily due to the exercise of vested stock options.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and guest spending per capita levels. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operating in the normal course.

In February 2022, Russia invaded Ukraine. As military activity proceeds and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on consumer demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital.

Contractual Obligations

Since January 2, 2022, there have been no material changes to our contractual obligations outside the ordinary course of our business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 3, 2022, there were no material changes in our market risk exposure from that disclosed in the 2021 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of April 3, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended April 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding legal proceedings, see Note 15, Commitments and Contingencies, to the consolidated financial statements in the 2021 Annual Report, and Note 6, Commitments and Contingencies, to the unaudited condensed consolidated financial statements in this Quarterly Report.

ITEM   1A. RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors disclosed in the 2021 Annual Report. For a discussion of these risk factors, please see “Item 1A. Risk Factors” contained in the 2021 Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No stock repurchases were made during the three months ended April 3, 2022. On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of May 9, 2022, Holdings had repurchased 4,607,000 shares at a cumulative cost of approximately $268.3 million and an average cost per share of $58.25 under the March 2017 Stock Repurchase Plan, leaving approximately $231.7 million available for permitted repurchases.

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

ITEM 6.   EXHIBITS

Exhibit 10.1†*	Form of Performance Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2022, formatted in Inline XBRL.

*     Filed herewith

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	May 12, 2022	/s/ Selim Bassoul
Selim Bassoul
President and Chief Executive Officer

Date:	May 12, 2022	/s/ Stephen Purtell
Stephen Purtell
Senior Vice President and Interim Chief Financial Officer