Form 10-Q
period 2022-07-03
Six Flags Entertainment Corp
filed 2022-08-11
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 3, 2022 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 8, 2022, Six Flags Entertainment Corporation had 83,109,177 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) global coronavirus (“COVID-19”) pandemic-related business disruptions and economic uncertainty, (ii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, (iii) our expectations regarding the timing, costs, benefits and results of our strategic plan, (iv) impact of macro-economic conditions, including inflation, on consumer spending, (v) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) the extent to which having parks in diverse geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (viii) our ability to obtain additional financing, (ix) our expectations regarding future interest payments, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xiii) our expectations regarding uncertain tax positions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19 and Monkeypox, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to the COVID-19 pandemic or other health emergencies such as Monkeypox, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	economic impact of political instability and conflicts globally, such as the war in Ukraine;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	macro-economic conditions (including impact of inflation on customer spending patterns);
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, and healthcare reform;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;

•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended January 2, 2022 (the "2021 Annual Report"), and in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	July 3, 2022	January 2, 2022	July 4, 2021
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,802	$335,585	$252,887
Accounts receivable, net	70,473	97,722	124,846
Inventories	47,531	27,273	36,038
Prepaid expenses and other current assets	69,990	55,455	66,094
Total current assets	262,796	516,035	479,865
Property and equipment, net:
Property and equipment, at cost	2,552,144	2,501,829	2,445,453
Accumulated depreciation	(1,297,710)	(1,250,902)	(1,205,950)
Total property and equipment, net	1,254,434	1,250,927	1,239,503
Other assets:
Right-of-use operating leases, net	180,836	186,754	193,254
Debt issuance costs	3,832	4,899	5,966
Deposits and other assets	8,101	6,170	6,006
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $272, $261 and $249 as of July 3, 2022, January 2, 2022 and July 4, 2021, respectively	344,176	344,187	344,187
Total other assets	1,196,563	1,201,628	1,209,031
Total assets	$2,713,793	$2,968,590	$2,928,399

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$67,925	$38,251	$65,526
Accrued compensation, payroll taxes and benefits	24,968	51,473	47,846
Accrued insurance reserves	37,017	32,182	26,998
Accrued interest payable	24,713	50,554	25,289
Other accrued liabilities	102,626	101,790	108,330
Deferred revenue	171,238	177,831	310,441
Short-term borrowings	200,000	—	—
Short-term lease liabilities	11,394	11,158	10,801
Total current liabilities	639,881	463,239	595,231
Noncurrent liabilities:
Long-term debt	2,277,910	2,629,524	2,626,082
Long-term lease liabilities	175,786	178,200	188,687
Other long-term liabilities	5,476	9,469	32,750
Deferred income taxes	152,041	148,291	102,853
Total noncurrent liabilities	2,611,213	2,965,484	2,950,372
Total liabilities	3,251,094	3,428,723	3,545,603

Redeemable noncontrolling interests	543,719	522,067	542,950

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,026,556, 86,162,879 and 85,871,956 shares issued and outstanding at July 3, 2022, January 2, 2022 and July 4, 2021, respectively	2,075	2,154	2,147
Capital in excess of par value	1,103,534	1,120,084	1,108,680
Accumulated deficit	(2,114,697)	(2,023,251)	(2,178,493)
Accumulated other comprehensive loss, net of tax	(71,932)	(81,187)	(92,488)
Total stockholders' deficit	(1,081,020)	(982,200)	(1,160,154)
Total liabilities and stockholders' deficit	$2,713,793	$2,968,590	$2,928,399

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	July 3, 2022	July 4, 2021
Park admissions	$241,777	$245,165
Park food, merchandise and other	183,081	198,897
Sponsorship, international agreements and accommodations	10,564	15,725
Total revenues	435,422	459,787
Operating expenses (excluding depreciation and amortization shown separately below)	173,582	183,768
Selling, general and administrative expenses (including stock-based compensation of $3,223 and $3,001 in 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	53,573	50,205
Costs of products sold	35,710	39,194
Other net periodic pension benefit	(1,920)	(1,690)
Depreciation	27,532	28,047
Amortization	5	5
Loss on disposal of assets	98	719
Interest expense	36,250	38,113
Interest income	(272)	(65)
Loss on debt extinguishment	17,533	—
Other expense, net	898	831
Income before income taxes	92,433	120,660
Income tax expense	24,716	29,257
Net income	67,717	91,403
Less: Net income attributable to noncontrolling interests	(22,325)	(20,883)
Net income attributable to Six Flags Entertainment Corporation	$45,392	$70,520

Weighted-average common shares outstanding:
Basic:	84,992	85,673
Diluted:	85,242	86,751

Earnings per average common share outstanding:
Basic:	$0.53	$0.82
Diluted:	$0.53	$0.81

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	July 3, 2022	July 4, 2021
Park admissions	$314,764	$289,499
Park food, merchandise and other	237,350	230,121
Sponsorship, international agreements and accommodations	21,415	22,191
Total revenues	573,529	541,811
Operating expenses (excluding depreciation and amortization shown separately below)	283,526	276,411
Selling, general and administrative expenses (including stock-based compensation of $7,448 and $9,638 in 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	92,905	86,331
Costs of products sold	45,825	46,409
Other net periodic pension benefit	(3,371)	(3,333)
Depreciation	56,575	56,874
Amortization	11	11
(Gain) loss on disposal of assets	(2,002)	1,239
Interest expense	74,107	76,573
Interest income	(599)	(105)
Loss on debt extinguishment	17,533	—
Other expense, net	1,361	8,450
Income (loss) before income taxes	7,658	(7,049)
Income tax expense (benefit)	5,603	(2,613)
Net income (loss)	$2,055	$(4,436)
Less: Net income attributable to noncontrolling interests	(22,325)	(20,883)
Net loss attributable to Six Flags Entertainment Corporation	$(20,270)	$(25,319)

Weighted-average common shares outstanding:
Basic:	85,594	85,437
Diluted:	85,594	85,437

Loss per average common share outstanding:
Basic:	$(0.24)	$(0.30)
Diluted:	$(0.24)	$(0.30)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
(Amounts in thousands)	July 3, 2022	July 4, 2021

Net income	$67,717	$91,403
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	3,920	1,532
Defined benefit retirement plan (2)	172	254
Change in cash flow hedging (3)	(402)	21
Other comprehensive income, net of tax	3,690	1,807
Comprehensive income	$71,407	$93,210
Less: Comprehensive income attributable to noncontrolling interests	(22,325)	(20,883)
Comprehensive income attributable to Six Flags Entertainment Corporation	$49,082	$72,327

(1) Foreign currency translation adjustment is presented net of tax expense of $1.0 million and $0.3 million for the three months ended July 3, 2022 and July 4, 2021, respectively.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended July 3, 2022 and July 4, 2021, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax benefit of $0.1 million for the three months ended July 3, 2022 and net of nominal tax expense for the three months July 4, 2021.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 3, 2022	July 4, 2021
Net income (loss)	$2,055	$(4,436)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	(165)	(441)
Defined benefit retirement plan (2)	343	509
Change in cash flow hedging (3)	9,077	3,948
Other comprehensive income, net of tax	9,255	4,016
Comprehensive income (loss)	$11,310	$(420)
Less: Comprehensive income attributable to noncontrolling interests	(22,325)	(20,883)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(11,015)	$(21,303)

(1)  Foreign currency translation adjustment is presented net of tax benefit of a nominal amount for the three months ended July 3, 2022 and net of tax benefit of $0.1 million for the six months ended July 4, 2021.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million and $0.2 million for the six months ended July 3, 2022 and July 4, 2021, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax expense of $3.0 million and $1.3 million for the six months ended July 3, 2022 and July 4, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at April 4, 2021	85,369,434	$2,134	$1,104,904	$(2,249,207)	$(94,295)	$(1,236,464)
Issuance of common stock	530,239	13	2,303	—	—	2,316
Stock-based compensation	—	—	3,001	—	—	3,001
Dividends declared to common shareholders	—	—	—	—	—	—
Repurchase of common stock
Payment of tax withholdings on equity-based compensation through shares withheld	(49,454)	(1)	(2,178)	—	—	(2,179)
Employee stock purchase plan	21,737	1	650	—	—	651
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	70,520	—	70,520
Net other comprehensive income, net of tax	—	—	—	—	1,807	1,807
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at April 3, 2022	86,248,545	$2,156	$1,124,603	$(2,088,913)	$(75,622)	$(1,037,776)
Issuance of common stock	215,707	5	735	—	—	740
Stock-based compensation	—	—	3,223	—	—	3,223
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(5,304)	—	(257)	—	—	(257)
Employee stock purchase plan	31,993	1	624	—	—	625
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net income attributable to Six Flags Entertainment Corporation	—	—	—	45,392	—	45,392
Net other comprehensive loss, net of tax	—	—	—	—	3,690	3,690
Balances at July 3, 2022	83,026,556	$2,075	$1,103,534	$(2,114,697)	$(71,932)	$(1,081,020)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	823,836	21	11,374	—	—	11,395
Stock-based compensation	—	—	9,638	—	—	9,638
Payment of tax withholdings on equity-based compensation through shares withheld	(49,454)	(1)	(2,178)	—	—	(2,179)
Employee stock purchase plan	21,673	1	647	—	—	648
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(25,319)	—	(25,319)
Net other comprehensive income, net of tax	—	—	—	—	4,016	4,016
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	303,409	7	1,032	—	—	1,039
Stock-based compensation	—	—	7,448	—	—	7,448
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(7,340)	—	(260)	—	—	(260)
Employee stock purchase plan	31,993	1	624	—	—	625
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(20,270)	—	(20,270)
Net other comprehensive income, net of tax	—	—	—	—	9,255	9,255
Balances at July 3, 2022	83,026,556	$2,075	$1,103,534	$(2,114,697)	$(71,932)	$(1,081,020)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 3, 2022	July 4, 2021
Cash flows from operating activities:
Net income (loss)	$2,055	$(4,436)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	56,586	56,885
Stock-based compensation	7,448	9,638
Interest accretion on notes payable	555	554
Loss on debt extinguishment	17,533	—
Amortization of debt issuance costs	3,965	3,956
Other, including (gain) loss on disposal of assets	(5,405)	(445)
Change in accounts receivable	27,327	(88,193)
Change in inventories, prepaid expenses and other current assets	(34,698)	10,393
Change in deposits and other assets	(1,928)	1,099
Change in ROU operating leases	5,517	4,382
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	11,012	175,266
Change in operating lease liabilities	(1,615)	(4,457)
Change in accrued interest payable	(25,841)	(34,895)
Deferred income taxes	726	(414)
Net cash provided by operating activities	63,237	129,333

Cash flows from investing activities:
Additions to property and equipment	(59,006)	(42,250)
Property insurance recoveries	3,664	—
Proceeds from sale of assets	—	41
Net cash used in investing activities	(55,342)	(42,209)

Cash flows from financing activities:
Repayment of borrowings	(360,000)	(2,000)
Proceeds from borrowings	200,000	2,000
Stock repurchases	(96,774)	—
Redemption premium payments on debt extinguishment	(12,600)	—
Payment of cash dividends	(3)	(210)
Proceeds from issuance of common stock	1,665	11,784
Payment of tax withholdings on equity-based compensation through shares withheld	(260)	(2,179)
Reduction in finance lease liability	(490)	(350)
Purchase of redeemable noncontrolling interest	(556)	(1,115)
Net cash (used in) provided by financing activities	(269,018)	7,930

Effect of exchange rate on cash	340	73

Net change in cash and cash equivalents	(260,783)	95,127
Cash and cash equivalents at beginning of period	335,585	157,760
Cash and cash equivalents at end of period	$74,802	$252,887

Supplemental cash flow information
Cash paid for interest	$95,141	$107,855
Cash paid for income taxes	$1,661	$564

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and we are the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of July 3, 2022, 24 parks are located in the United States, two are located in Mexico, and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Our current fiscal year will end on January 1, 2023. This Quarterly Report covers the period January 3, 2022 – July 3, 2022 (“the six months ended July 3, 2022”) and the period ended April 4, 2022 – July 3, 2022 (“the three months ended July 3, 2022”). The comparison period in the prior year covers the dates January 1, 2021 – July 4, 2021 (“the six months ended July 4, 2021”) and the period ended April 5, 2021 – July 4, 2021 (“the three months ended April 4, 2021”). The additional three days in the six months ended July 4, 2021 accounted for 89 thousand additional guests.

The 2021 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the six months ended July 3, 2022, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

b.  Income Taxes

We recorded a valuation allowance of $108.4 million, $107.4 million and $129.4 million as of July 3, 2022, January 2, 2022, and July 4, 2021, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of July 3, 2022, January 2, 2022, and July 4, 2021, we had no recorded amounts for accrued interest or penalties.

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

As of July 3, 2022, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At July 3, 2022, we did not identify any triggering events that would require a full quantitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At July 3, 2022, we did not identify any triggering events.

e.  Earnings (loss) Per Common Share

Earnings (loss) per common share for the three and six months ended July 3, 2022, and July 4, 2021, was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income (loss) attributable to Six Flags Entertainment Corporation	$45,392	$70,520	$(20,270)	$(25,319)

Weighted-average common shares outstanding - basic:	84,992	85,673	85,594	85,437
Effect of dilutive stock options and restricted stock units	250	1,078	—	—
Weighted-average common shares outstanding - diluted:	85,242	86,751	85,594	85,437

Earnings (loss) per share - basic:	$0.53	$0.82	$(0.24)	$(0.30)
Earnings (loss) per share - diluted:	$0.53	$0.81	$(0.24)	$(0.30)

The computation of diluted earnings (loss) per share excluded the effect of 2,462,000 and 3,509,000 antidilutive stock options and restricted stock units for the three months ended July 3, 2022, and July 4, 2021, respectively, and excluded the effect of 2,415,000 and 5,247,000 antidilutive stock options and restricted stock units for the six months ended July 3, 2022, and July 4, 2021, respectively.

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

Periodically, we will grant performance stock units to key employees. These awards vest on attainment of specific objectives most often related to Adjusted EBITDA or recognized revenue over a defined period. During the three and six months ended July 3, 2022, it was determined that our March 8, 2021 grant was probable of achievement at the threshold level and stock compensation expense was recognized totaling $0.1 million and $1.0 million, respectively.

During the three and six months ended July 3, 2022, and July 4, 2021, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Long-Term Incentive Plan	$3,229	$2,785	$7,379	$9,347
Employee Stock Purchase Plan	(6)	216	69	291
Total Stock-Based Compensation	$3,223	$3,001	$7,448	$9,638

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes, annual passes, summer passes and memberships. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of July 3, 2022, January 2, 2022, and July 4, 2021, we have recorded an allowance for doubtful accounts of $6.7 million, $13.8 million, and $29.8 million, respectively, which is primarily comprised of estimated payment defaults under our membership and annual pass programs. We expect this amount to increase over the next twelve months as the newly created annual pass program grows. To the extent that payments under our membership and annual pass programs have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership and annual pass programs is offset with a corresponding reduction in deferred revenue.

h.  Recent Accounting Pronouncements Not Yet Adopted

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

The following tables present our revenues disaggregated by contract duration for the three and six month periods ended July 3, 2022, and July 4, 2021, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Three Months Ended July 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$16,001	$2,226	$3,500	$21,727
Short-term contracts and other (a)	225,776	180,855	7,064	413,695
Total revenues	$241,777	$183,081	$10,564	$435,422

	Three Months Ended July 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$69,784	$6,826	$8,741	$85,351
Short-term contracts and other (a)	175,381	192,071	6,984	374,436
Total revenues	$245,165	$198,897	$15,725	$459,787

	Six Months Ended July 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$19,952	$3,008	$10,028	$32,988
Short-term contracts and other (a)	294,812	234,342	11,387	540,541
Total revenues	$314,764	$237,350	$21,415	$573,529

	Six Months Ended July 4, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$76,794	$7,823	$12,904	$97,521
Short-term contracts and other (a)	212,705	222,298	9,287	444,290
Total revenues	$289,499	$230,121	$22,191	$541,811
(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes that have a duration more than twelve months, consisting of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts, and international agreements with third parties. We recently shifted our product offering from season passes to annual passes, which expire on the first anniversary of purchase. Annual passes are categorized as short-term contracts as described below under “Short-Term Contracts and Other”. We earn season pass revenue pursuant to our customers purchasing a season pass for a fixed fee, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season. Our pass products are noncancelable and nonrefundable. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented.

At January 2, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $20.8 million and $33.0 million was recognized as revenue for long-term contracts during the three and six months ended July 3, 2022, respectively. As of July 3, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $37.6 million. At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $26.6 million and $35.0 million was recognized as revenue for long-term contracts during the three and six months ended July 4, 2021, respectively. As of July 4, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $112.6 million.

As of July 3, 2022, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $50.9 million in the remainder of 2022, $8.6 million in 2023, $6.4 million in 2024, $0.6 million in 2025, and $0.8 million in 2026 and thereafter.

Short-term Contracts and Other

Our short-term contracts consist primarily of annual passes, season passes that have a duration of less than twelve months, consisting of season passes purchased by customers during the operating season to which they relate and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from a customer’s purchase of our annual pass, season pass and membership products, which entitles the customer to visit our parks, including certain waterparks, throughout the duration of the parks’ operating season for a fixed fee. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

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

3. Long-Term Indebtedness

Credit Facility

As of July 3, 2022, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020, August 2020 and May 2022. On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131 million, which reduced the Second Amended and Restated Revolving Loan capacity to $350.0 million from $481.0 million.

As of July 3, 2022, $200.0 million was outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million). As of January 2, 2022 and July 4, 2021, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.2 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of July 3, 2022, the Second Amended and Restated Revolving loan had an interest rate of 5.17%. As of July 3, 2022, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan matures on April 17, 2024.

As of July 3, 2022, January 2, 2022 and July 4, 2021, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”) and, in August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B by exchanging the floating LIBOR rate for a negotiated fixed rate. On March 24, 2022, we terminated the August 2019

Swap Agreements. The June 2019 Swap Agreements expire in June 2023. The Second Amended and Restated Term Loan B now consists of only floating rate debt. As of July 3, 2022, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.42%. The Second Amended and Restated Term Loan B matures on April 17, 2026.

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

On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million charge containing $12.6 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.

As of July 3, 2022, $949.5 million of the 2024 Notes, $365.0 million of the 2025 Notes, and $500.0 million of the 2027 Notes, were issued and outstanding. Interest payments of $23.1 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Following the repayment of $360 million of the 2025 Notes, interest payments of $12.7 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year.

Long-Term Indebtedness Summary

As of July 3, 2022, January 2, 2022, and July 4, 2021, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	July 3, 2022	January 2, 2022	July 4, 2021
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
Second Amended and Restated Revolving Loan	200,000	—	—
2024 Notes	949,490	949,490	949,490
2025 Notes	365,000	725,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(2,694)	(3,249)	(3,803)
Deferred financing costs	(12,886)	(20,717)	(23,605)
Total debt	$2,477,910	$2,629,524	$2,626,082
Less short-term borrowings	(200,000)	—	—
Total long-term debt	$2,277,910	$2,629,524	$2,626,082

Fair-Value of Long-Term Indebtedness

As of July 3, 2022, January 2, 2022, and July 4, 2021, the fair value of our long-term debt, excluding discounts and deferred financing costs, was $2,368.2 million, $2,703.5 million and $2,705.3 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the six months ended July 3, 2022, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)
Net current period change	(209)	11,778	—	(2,912)	8,657
Amounts reclassified from AOCI	—	343	458	(203)	598
Balances at July 3, 2022	$(32,179)	$7,136	$(43,635)	$(3,254)	$(71,932)

Reclassifications out of AOCI during the three and six months ended July 3, 2022 and July 4, 2021:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Six Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021

Amortization of loss on interest rate hedge	Interest expense	$(774)	$1,381	$343	$2,742
	Income tax benefit	193	(347)	(88)	(689)
	Net of tax	$(581)	$1,034	$255	$2,053

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$229	$340	$458	$680
	Income tax benefit	(58)	(86)	(115)	(171)
	Net of tax	$171	$254	$343	$509

Total reclassifications		$(410)	$1,288	$598	$2,562

5.  Derivative Financial Instruments

We hold interest rate swap agreements that mitigate the risk of an increase in the LIBOR rate in effect on the Second Amended and Restated Term Loan B. We enter into derivative contracts for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. As such, in conjunction with the repayment of a portion of the Second Amended and Restated Term Loan B in April 2020, certain of our interest rate swap agreements were de-designated because the hedged interest was no longer probable to occur.

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

Derivative assets recorded at fair value in an asset position as well as their classification on our unaudited condensed consolidated balance sheets as of July 3, 2022, January 2, 2022, and July 4, 2021:

	Derivative Assets
(Amounts in thousands)	July 3, 2022	January 2, 2022	July 4, 2021
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other current assets	$3,688	$—	$833
Interest rate swap agreements — other non-current assets	2,829	—	—
	$6,517	$—	$833

Derivative liabilities recorded at fair value in our unaudited condensed consolidated balance sheets as of July 3, 2022, January 2, 2022, and July 4, 2021:

	Derivative Liabilities
(Amounts in thousands)	July 3, 2022	January 2, 2022	July 4, 2021
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$—	$(3,986)	$(5,169)
Interest rate swap agreements — other long-term liabilities	—	(1,046)	(6,434)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$(7,589)	$(4,012)	$(4,830)
Interest rate swap agreements — other long-term liabilities	(5,196)	(4,581)	(6,549)
	$(12,785)	$(13,625)	$(22,982)

Earnings before taxes on derivatives not designated as a cash flow hedge of $0.2 million and $0.3 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three and six months ended July 3, 2022, respectively.

Gains and losses before taxes on derivatives designated as hedging instruments that were presented in “Interest expense” in the condensed consolidated statements of operations for the three and six months ended July 3, 2022, and July 4, 2021, were as follows:

Three Months Ended July 3, 2022 and July 4, 2021

	Loss		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2022	2021	2022	2021
Interest rate swap agreements	$—	$(1,354)	$774	$(1,381)
Total	$—	$(1,354)	$774	$(1,381)

Six Months Ended July 3, 2022 and July 4, 2021

	Gain (Loss)		Loss Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2022	2021	2022	2021
Interest rate swap agreements	$11,778	$2,529	$(343)	$(2,742)
Total	$11,778	$2,529	$(343)	$(2,742)

As of July 3, 2022, we expect to reclassify net losses of $3.1 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of derivatives.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of July 3, 2022, our share of the distribution will be approximately $35.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2022 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2022, we purchased 0.2536 units from the Texas partnership for $0.6 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2022 at both parks is approximately $521.5 million, representing approximately 68.5% of the outstanding units of SFOG and 46.0% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of July 3, 2022, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of July 3, 2022, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $25.5 million of capital expenditures at the Partnership Parks during 2021 and intend to incur approximately $20.6 million of capital expenditures at these parks during 2022, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.8 million of cash in 2021 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of both July 3, 2022, January 2, 2022 and July 4, 2021, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of July 3, 2022, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.3 million and $291.4 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at January 2, 2022	$241,866	$280,201	$522,067
Purchase of redeemable units	(556)	—	(556)
Fresh start accounting fair market value adjustment for purchased units	(117)	—	(117)
Net income attributable to noncontrolling interests	11,141	11,184	22,325
Distributions to noncontrolling interests	—	—	—
Balance at July 3, 2022	$252,334	$291,385	$543,719

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of July 3, 2022, was approximately $241.3 million and $280.2 million, respectively.

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

Wage and Hour Class Action Lawsuits

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages and related penalties, and attorneys’ fees and costs. In September 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on March 30, 2022. A final approval hearing occurred on July 13, 2022, and the court took the matter under submission, with the only outstanding issue being a reduction of class counsel attorneys’ fees.

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

On April 6, 2020, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges violations of California law governing background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit for an immaterial amount, and the court granted preliminary approval on July 12, 2022. The final approval hearing is scheduled for November 29, 2022.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In October 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on April 5, 2022. A final approval hearing will likely be scheduled for Fall 2022.

On February 21, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under federal and California law and attorneys’ fees and costs. The claims related to wages and wage statements will be resolved under the settlement of the April 2018 litigation above. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on May 5, 2022. A final approval hearing scheduled for October 27, 2022.

On October 22, 2021, a complaint was filed against Riverside Park Enterprises, Inc. in the Superior Court of Hampden County, Massachusetts, on behalf of a purported class of current and former employees of Six Flags New Engalnd. The complaint alleges violations of Massachusetts law governing payment of wages and seeks unpaid wages as well as attorneys’ fees and costs. We intend to vigorously defend ourselves against this lawsuit. The outcome is currently not determinable and a reasonable estimate of loss or range of loss cannot be made.

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

7.  Business Segments

We have only one reportable segment - parks. All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America. The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of July 3, 2022, January 2, 2022, and July 4, 2021:

	As of
(Amounts in thousands)	July 3, 2022	January 2, 2022	July 4, 2021
Domestic	$2,322,514	$2,324,420	$2,304,446
Foreign	116,550	117,066	132,116
Total	$2,439,064	$2,441,486	$2,436,562

The following information reflects our revenues and (loss) income before income taxes by domestic and foreign categories for the six months ended July 3, 2022, and July 4, 2021:

	Domestic	Foreign	Total
2022	(Amounts in thousands)
Revenues	$531,041	$42,488	$573,529
(Loss) income before income taxes	(1,063)	8,721	7,658
2021
Revenues	$521,346	$20,465	$541,811
Loss before income taxes	(1,753)	(5,296)	(7,049)

8.  Pension Benefits

We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended July 3, 2022, and July 4, 2021:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Service cost	$300	$275	$600	$550
Interest cost	1,384	1,275	2,768	2,550
Expected return on plan assets	(3,060)	(3,069)	(6,119)	(6,138)
Amortization of net actuarial loss	229	340	458	680
Total net periodic benefit	$(1,147)	$(1,179)	$(2,293)	$(2,358)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Discount rate	2.60%	2.20%	2.60%	2.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%

Employer Contributions

We did not make any pension contributions during the six month periods ended July 3, 2022 and July 4, 2021.

9. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 3, 2022, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

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

The results of operations for the three and six months ended July 3, 2022 and July 4, 2021, are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. During the first quarter of 2021, many of our parks remained closed or had capacity limits or other restrictions affecting attendance; however, we had a lesser amount of COVID-19 related impact to the second quarter of 2021.

Our revenue is derived from (i) the sale of tickets (including season passes, summer passes, annual passes and memberships) for entrance to our parks (which accounted for approximately 55% and 53% of total revenue during the six months ended July 3, 2022 and July 4, 2021, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance and guest spending. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the six months ended July 3, 2022, our earnings before interest, taxes, depreciation and amortization increased $15.0 million compared to the prior year. The increase was driven by increased guest spending per capita and cost savings in both operating expenses and sales, general and administrative expenses.

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

Recent Events

On June 20, 2022, Justin Hunt, Vice President, Controller and Principal Accounting Officer of Six Flags Entertainment Corporation resigned from the Company effective July 15, 2022.

Effective July 16, 2022, the Company’s Chief Financial Officer, Mr. Gary Mick assumed the roles of Controller and Principal Accounting Officer on an interim basis while the Company conducts a search process to identify its next Controller and Principal Accounting Officer.

Results of Operations

Three Months Ended July 3, 2022 Compared to Three Months Ended July 4, 2021

The following table sets forth summary financial information for the three months ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	July 3, 2022	July 4, 2021	2022 to 2021
Total revenue	$435,422	$459,787	(5)%
Operating expenses	173,582	183,768	(6)%
Selling, general and administrative expenses	53,573	50,205	7%
Cost of products sold	35,710	39,194	(9)%
Other net periodic pension benefit	(1,920)	(1,690)	14%
Depreciation and amortization	27,537	28,052	(2)%
Loss on disposal of assets	98	719	NM
Interest expense, net	35,978	38,048	(5)%
Loss on extinguishment of debt	17,533	—	N/M
Other expense, net	898	831	8%
Income before income taxes	92,433	120,660	(23)%
Income tax expense	24,716	29,257	(16)%
Net income	67,717	91,403	(26)%
Less: Net income attributable to noncontrolling interests	(22,325)	(20,883)	7%
Net income attributable to Six Flags Entertainment Corporation	$45,392	$70,520	(36)%

Other Data:
Attendance	6,652	8,550	(22)%

Revenue

Revenue recognized for the three months ended July 3, 2022, totaled $435.4 million, a decrease of $24.4 million, or 5%, compared to the $459.8 million recognized for the three months ended July 4, 2021. The decrease was attributable to an attendance decrease of 22% and a $5.0 million decrease in “Sponsorship, international agreements and accommodations” revenue. The decrease in attendance was net of a favorable visitation shift of approximately 200 thousand guests from the first quarter to the second quarter of 2022 due to the later timing of the Easter holiday in 2022, which caused some schools to schedule spring-break vacations in the second quarter of 2022 versus the first quarter in 2021.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended July 3, 2022, increased by $11.93, to $63.87, compared to the three months ended July 4, 2021, driven by a $7.67, or 27%, increase in admissions revenue per capita and a $4.26, or 18%, increase in In-park spending per capita. The higher admissions per capita reflects higher realized ticket pricing and a higher mix of single day guests. The increase in In-park spending per capita reflects the benefits of our revenue management initiatives related to our premiumization strategy and in-park initiatives.

Operating expenses

Operating expenses for the three months ended July 3, 2022, decreased $10.2 million, or 6%, compared to the three months ended July 4, 2021, primarily as a result of lower labor expenditures at the parks due to a reduction in operating hours and more efficient labor scheduling, which offset higher wage rates, as well as the moving of some back-office functions to a shared-services center, which shifted some operating costs to selling, general and administrative expenses.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 3, 2022, increased $3.4 million, or 7%, compared to the three months ended July 4, 2021. The increase was primarily related to the moving of some back-office functions to a shared-services center, which shifted a portion of costs from operating expenses to selling, general and administrative expenses, offset by lower advertising costs. All corporate expenses are included within selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold in the three months ended July 3, 2022, decreased $3.5 million, or 9%, compared to the three months ended July 4, 2021, primarily as a result of a decrease in total sales. Costs of products sold as a percentage of in-park revenue for the three months ended July 3, 2022 decreased slightly relative to the prior year period, primarily as a result of the mix of in-park revenue, an increase in retail prices, and a reduction in membership discounts, offset by higher unit costs for food and retail items.

Depreciation and amortization

Depreciation and amortization expense for the three months ended July 3, 2022, decreased $0.5 million, or 2%, compared to the three months ended July 4, 2021. The decrease in depreciation and amortization expense is primarily the result of decreased capital expenditures during 2020 due to the COVID-19 pandemic.

Loss on disposal of assets

We recognized a $0.1 million loss on disposal of assets for the three months ended July 3, 2022, compared to a loss on disposal of assets of $0.7 million for the three months ended July 4, 2021. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net decreased $2.1 million, or 5%, for the three months ended July 3, 2022. The decrease is primarily attributable to lower effective interest rates on the unhedged portion of our Second Amended and Restated Term Loan B due to the termination of the August 2019 Swap Agreements on March 24, 2022.

Loss on debt extinguishment

Loss on debt extinguishment was $17.5 million for the six months ended July 3, 2022. We incurred a $17.5 million charge upon the repayment of $360.0 million of the 2025 Notes containing $12.6 million for the premium paid above par and $5.0 million for the write-off of deferred financing costs related to the transaction.

Income tax expense (benefit)

Income tax expense for the three months ended July 3, 2022 was $24.7 million reflecting an effective tax rate of 27%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation and a $4.0 million discrete tax assessment in Mexico.

Results of Operations

Six Months Ended July 3, 2022 Compared to Six Months Ended July 4, 2021

The following table sets forth summary financial information for the six months ended July 3, 2022 and July 4, 2021:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	July 3, 2022	July 4, 2021	2022 to 2021
Total revenue	$573,529	$541,811	6%
Operating expenses	283,526	276,411	3%
Selling, general and administrative expenses	92,905	86,331	8%
Costs of products sold	45,825	46,409	(1)%
Other net periodic pension benefit	(3,371)	(3,333)	1%
Depreciation and amortization	56,586	56,885	(1)%
(Gain) loss on disposal of assets	(2,002)	1,239	(1)%
Interest expense, net	73,508	76,468	(4)%
Loss on debt extinguishment	17,533	—	N/M
Other expense, net	1,361	8,450	(84)%
Income (loss) before income taxes	7,658	(7,049)	N/M
Income tax expense (benefit)	5,603	(2,613)	N/M
Net income (loss)	2,055	(4,436)	N/M
Less: Net income attributable to noncontrolling interests	(22,325)	(20,883)	7%
Net loss attributable to Six Flags Entertainment Corporation	$(20,270)	$(25,319)	(20)%

Other Data:
Attendance	8,339	9,895	(16)%

Revenue

Revenue recognized for the six months ended July 3, 2022, totaled $573.5 million, an increase of $31.7 million, or 6%, compared to the $541.8 million recognized for the six months ended July 4, 2021. The increase was attributable to an increase in operating days in the first quarter of 2022 compared to the first quarter of 2021, which was negatively impacted by pandemic-related closures and restrictions.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the six months ended July 3, 2022, increased by $13.70, to $66.21, compared to the six months ended July 4, 2021, driven by a $8.49, or 29%, increase in admissions revenue per capita and a $5.21, or 22%, increase in In-park spending per capita. The higher admissions per capita reflects higher realized ticket pricing and a higher mix of single day guests. The increase in In-park spending per capita reflects the benefits of our revenue management initiatives related to our premiumization strategy and in-park initiatives.

Operating expenses

Operating expenses for the six months ended July 3, 2022, increased $7.1 million, or 3%, compared to the six months ended July 4, 2021. These increases were primarily a result of increased operating days at our California and Mexico parks in the first quarter of 2022, as these parks were closed due to COVID-19 during the first quarter of 2021. The additional operating days in the first quarter and impacts from inflation drove the increase in salaries, wages, utilities and maintenance. This increase was partially offset by a decrease in operating days and operating hours in the second quarter, which was the result of park optimization initiatives.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 3, 2022, increased $6.6 million, or 8%, compared to the six months ended July 4, 2021. The increase was primarily related to the moving of some back-office functions to a shared-services center which shifted a portion of costs from operating expenses to selling, general and administrative expenses, offset by lower advertising costs. All corporate expenses are included within selling, general and administrative expenses rather than operating expenses.

Cost of products sold

Cost of products sold in the six months ended July 3, 2022, decreased $0.6 million, or 1%, compared to the six months ended July 4, 2021, primarily as a result of a decrease in total items sold. Costs of products sold as a percentage of in-park revenue for the six months ended July 3, 2022 decreased slightly relative to the prior year period, primarily as a result of the mix of in-park revenue, an increase in retail prices, and a reduction in membership discounts, offset by higher unit costs of food and retail items

Depreciation and amortization

Depreciation and amortization expense for the six months ended July 3, 2022, decreased $0.3 million, or 1%, compared to the six months ended July 4, 2021. The decrease in depreciation and amortization expense is primarily the result of decreased capital expenditures during 2020 due to the COVID-19 pandemic.

(Gain) loss on disposal of assets

We recognized a $2.0 million gain on disposal of assets for the six months ended July 3, 2022, compared to a loss on disposal of assets of $1.2 million for the six months ended July 4, 2021. The $2.0 million gain on disposal of assets for the six months ended July 3, 2022 was driven by insurance proceeds reimbursing for prior year losses at multiple parks.

Interest expense, net

Interest expense, net decreased $3.0 million, or 4%, for the six months ended July 3, 2022. The decrease is primarily attributable to lower interest rates on the unhedged portion of our Second Amended and Restated Term Loan B.

Loss on debt extinguishment

Loss on debt extinguishment was $17.5 million for the six months ended July 3, 2022. We incurred a $17.5 million charge upon the repayment of $360.0 million of the 2025 Notes containing $12.6 million for the premium paid above par and $5.0 million for the write-off of deferred financing costs related to the transaction.

Income tax expense (benefit)

Income tax expense for the six months ended July 3, 2022, was $5.6 million. The difference between the federal statuatory rate and our effective tax rate was driven by a $4.0 million discrete tax assessment in Mexico. Our income tax expense was also driven by state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Calculation of EBITDA for the three and six months ended July 3, 2022 and July 4, 2021

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

The following tables set forth a reconciliation of net income (loss) to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three and six month periods ended July 3, 2022 and July 4, 2021:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	July 3, 2022	July 4, 2021	July 3, 2022	July 4, 2021
Net income (loss)	$67,717	$91,403	$2,055	$(4,436)
Income tax expense (benefit)	24,716	29,257	5,603	(2,613)
Other expense, net	898	831	1,361	8,450
Loss on debt extinguishment	17,533	—	17,533	—
Interest expense, net	35,978	38,048	73,508	76,468
Loss (gain) on disposal of assets	98	719	(2,002)	1,239
Amortization	5	5	11	11
Depreciation	27,532	28,047	56,575	56,874
Stock-based compensation	3,223	3,001	7,448	9,638
Modified EBITDA	177,700	191,311	162,092	145,631
Third party interest in EBITDA of certain operations	(22,325)	(20,883)	(22,325)	(20,883)
Adjusted EBITDA	$155,375	$170,428	$139,767	$124,748
Capital expenditures, net of property insurance recovery	(26,352)	(19,117)	(55,342)	(42,250)
Adjusted EBITDA minus capex	$129,023	$151,311	$84,425	$82,498

Adjusted EBITDA for the three months ended July 3, 2022, decreased $15.1 million compared to the three months ended July 4, 2021. This was primarily driven by a $24.3 million decrease in revenue for the period. This decrease was partially offset by cost savings in both operating expenses and sales, general and administrative expenses. Capital expenditures, net of property insurance recovery, increased by $40.9 million due to decreased spending in the prior year period when COVID-19 created economic uncertainty.

Adjusted EBITDA for the six months ended July 3, 2022, increased $15.0 million compared to the six months ended July 4, 2021. This was primarily driven by a $31.7 million increase in revenue due to the resumption of operations at our parks in California and Mexico, which were not open during the first quarter 2021 due to the COVID-19 pandemic. Revenue gains were partially offset by higher operating costs due to the increase in overall operating days. Capital expenditures, net of property insurance recovery, increased by $46.7 million due decreased spending in the prior year period when COVID-19 led to more uncertainty and decreased capital spending during the first and second quarters.

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

Holdings did not pay any dividends during the six months ended July 3, 2022 and July 4, 2021. During the six months ended July 4, 2021, we paid $0.2 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

As of August 8, 2022, Holdings has repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under its approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

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

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19, Monkeypox or other diseases; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could materially reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2021 Annual Report and in this Quarterly Report.

On July 1, 2022, we redeemed $360.0 million in aggregate principal amount of our senior secured 7.000% Notes due 2025 at a redemption price of 103.5%. We recorded a loss on debt extinguishment of $17.5 million in connection with the redemption. As of July 3, 2022, our total indebtedness, net of discount and deferred financing costs, was approximately $2,477.9 million. As of July 3, 2022, based on (i) non-revolving credit debt outstanding on that date, (ii) estimated interest rates for floating-rate debt, and (iii) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $150 million and $130 million during 2022 and 2023, respectively.

As of July 3, 2022, we had approximately $74.8 million of unrestricted cash and $129.0 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the six months ended July 3, 2022, net cash provided by operating activities was $63.2 million, compared to net cash provided by operating activities of $129.3 million in the prior year period. Net cash used in investing activities during the six months ended July 3, 2022, and July 4, 2021, was $55.3 million and $42.2 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The additional investment spending in during the six months ended July 3, 2022 reflects the reduction in the effects of COVID-19 on our capital budget. Net cash used in financing activities during the six months ended July 3, 2022, was $269.0 million and was primarily due to the repayment of $360.0 million repayment on the 2025 Notes and $96.8 million in stock repurchases, which was partially offset by borrowing of $200.0 million on the Second Amended and Restated Revolving Loan. Net cash provided by financing activities was $7.9 million during the six months ended July 4, 2021, primarily due to the exercise of stock options.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and guest spending per capita levels. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operating in the normal course.

As the war in Ukraine has continued and sanctions, export controls and other measures are imposed against Russia, Belarus and specific areas of Ukraine, the war is increasingly affecting the global economy and financial markets, as well as exacerbating ongoing economic challenges, including rising inflation and global supply-chain disruption. We will continue to monitor the impacts of the Russia-Ukraine war on macroeconomic conditions and continually assess the effect these matters may have on consumer demand, our suppliers’ ability to deliver products, cybersecurity risks and our liquidity and access to capital.

Contractual Obligations

Since January 2, 2022, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business outside of the early paydown of $360 million on the 2025 Notes.

	Payment Due by Period
(Amounts in thousands)	2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Long-term debt including current portion (2025 Notes and Second Amended and Restated Revolving Loan) (1)	$—	$200,000	$365,000	$—	$565,000
Interest on 2025 Notes (1)	11,803	46,583	6,951	—	65,337

(1) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 3, 2022, there were no material changes in our market risk exposure from that disclosed in the 2021 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of July 3, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended July 3, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of August 8, 2022, Holdings has repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under its approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

				Total number of	Approximate dollar
		Total	Average	shares purchased	value of shares that
		number of	price	as part of publicly	may yet be purchased
		shares	paid per	announced plans	under the plans
	Period	purchased	share	or programs	or programs
Month 1	April 4 - May 1	—	$—	—	$231,673,000
Month 2	May 2 - May 29	2,174,781	$27.76	2,174,781	$171,299,000
Month 3	May 30 - July 3	1,289,604	$28.23	1,289,604	$134,899,000
		3,464,385	$27.76	3,464,385	$134,899,000

ITEM 6.   EXHIBITS

Exhibit 10.1

Employment Agreement, dated as of June 13, 2022, by and between Aimee Williams-Ramey and Six Flags Entertainment Corporation --incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 14, 2022.

Exhibit 10.2

Employment Agreement, dated as of May 31, 2022, by and between Gary Mick and Six Flags Entertainment Corporation -- incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 31, 2022.

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 3, 2022, formatted in Inline XBRL

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	August 11, 2022	/s/ Selim Bassoul
Selim Bassoul
President and Chief Executive Officer

Date:	August 11, 2022	/s/ Gary Mick
Gary Mick
Chief Financial Officer and Interim Principal Accounting Officer