Form 10-Q
period 2022-10-02
Six Flags Entertainment Corp
filed 2022-11-10
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended October 2, 2022 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 5, 2022, Six Flags Entertainment Corporation had 83,156,504 outstanding shares of common stock, par value $0.025 per share.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	October 2, 2022	January 2, 2022	October 3, 2021
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,314	$335,585	$389,857
Accounts receivable, net	72,299	97,722	137,575
Inventories	48,493	27,273	28,996
Prepaid expenses and other current assets	77,329	55,455	65,715
Total current assets	271,435	516,035	622,143
Property and equipment, net:
Property and equipment, at cost	2,559,635	2,501,829	2,454,929
Accumulated depreciation	(1,320,141)	(1,250,902)	(1,226,947)
Total property and equipment, net	1,239,494	1,250,927	1,227,982
Other assets:
Right-of-use operating leases, net	176,178	186,754	189,616
Debt issuance costs	3,298	4,899	5,433
Deposits and other assets	9,873	6,170	5,949
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $278, $261 and $255 as of October 2, 2022, January 2, 2022 and October 3, 2021, respectively	344,170	344,187	344,193
Total other assets	1,193,137	1,201,628	1,204,809
Total assets	$2,704,066	$2,968,590	$3,054,934

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$47,808	$38,251	$60,659
Accrued compensation, payroll taxes and benefits	14,838	51,473	48,543
Accrued insurance reserves	44,563	32,182	29,259
Accrued interest payable	26,616	50,554	33,220
Other accrued liabilities	102,382	101,790	115,552
Deferred revenue	126,578	177,831	224,083
Short-term borrowings	110,000	—	—
Short-term lease liabilities	11,451	11,158	11,004
Total current liabilities	484,236	463,239	522,320
Noncurrent liabilities:
Long-term debt	2,279,220	2,629,524	2,627,803
Long-term lease liabilities	162,569	178,200	176,670
Other long-term liabilities	5,519	9,469	29,705
Deferred income taxes	194,358	148,291	150,531
Total noncurrent liabilities	2,641,666	2,965,484	2,984,709
Total liabilities	3,125,902	3,428,723	3,507,029

Redeemable noncontrolling interests	543,719	522,067	542,950

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,152,582, 86,162,879 and 85,981,788 shares issued and outstanding at October 2, 2022, January 2, 2022 and October 3, 2021, respectively	2,079	2,154	2,149
Capital in excess of par value	1,105,053	1,120,084	1,118,353
Accumulated deficit	(1,998,868)	(2,023,251)	(2,021,252)
Accumulated other comprehensive loss, net of tax	(73,819)	(81,187)	(94,295)
Total stockholders' deficit	(965,555)	(982,200)	(995,045)
Total liabilities and stockholders' deficit	$2,704,066	$2,968,590	$3,054,934

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	October 2, 2022	October 3, 2021
Park admissions	$280,502	$345,217
Park food, merchandise and other	209,099	280,499
Sponsorship, international agreements and accommodations	15,230	12,568
Total revenues	504,831	638,284
Operating expenses (excluding depreciation and amortization shown separately below)	181,162	228,119
Selling, general and administrative expenses (including stock-based compensation of $1,676 and $7,876 in 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	38,234	64,356
Costs of products sold	40,164	54,100
Other net periodic pension benefit	(1,480)	(76)
Depreciation	30,181	28,047
Amortization	5	6
Loss on disposal of assets	5,038	624
Interest expense	34,580	38,224
Interest income	(383)	(129)
Other expense, net	521	346
Income before income taxes	176,809	224,667
Income tax expense	38,654	46,543
Net income	138,155	178,124
Less: Net income attributable to noncontrolling interests	(22,326)	(20,883)
Net income attributable to Six Flags Entertainment Corporation	$115,829	$157,241

Weighted-average common shares outstanding:
Basic:	83,094	85,919
Diluted:	83,107	87,259

Earnings per average common share outstanding:
Basic:	$1.39	$1.83
Diluted:	$1.39	$1.80

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	October 2, 2022	October 3, 2021
Park admissions	$595,266	$634,716
Park food, merchandise and other	446,449	510,620
Sponsorship, international agreements and accommodations	36,645	34,759
Total revenues	1,078,360	1,180,095
Operating expenses (excluding depreciation and amortization shown separately below)	464,688	504,530
Selling, general and administrative expenses (including stock-based compensation of $9,124 and $17,514 in 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	131,139	150,687
Costs of products sold	85,989	100,509
Other net periodic pension benefit	(4,851)	(3,409)
Depreciation	86,756	84,921
Amortization	16	17
Loss on disposal of assets	3,036	1,863
Interest expense	108,687	114,797
Interest income	(982)	(234)
Loss on debt extinguishment	17,533	—
Other expense, net	1,882	8,796
Income before income taxes	184,467	217,618
Income tax expense	44,257	43,930
Net income	$140,210	$173,688
Less: Net income attributable to noncontrolling interests	(44,651)	(41,766)
Net income attributable to Six Flags Entertainment Corporation	$95,559	$131,922

Weighted-average common shares outstanding:
Basic:	84,760	85,596
Diluted:	84,919	87,078

Earnings per average common share outstanding:
Basic:	$1.13	$1.54
Diluted:	$1.13	$1.51

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
(Amounts in thousands)	October 2, 2022	October 3, 2021

Net income	$138,155	$178,124
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	(1,287)	(2,646)
Defined benefit retirement plan (2)	161	271
Change in cash flow hedging (3)	(761)	568
Other comprehensive loss, net of tax	(1,887)	(1,807)
Comprehensive income	$136,268	$176,317
Less: Comprehensive income attributable to noncontrolling interests	(22,326)	(20,883)
Comprehensive income attributable to Six Flags Entertainment Corporation	$113,942	$155,434

(1) Foreign currency translation adjustment is presented net of tax benefit of $0.2 million and $0.7 million for the three months ended October 2, 2022 and October 3, 2021, respectively.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended October 2, 2022 and October 3, 2021, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax benefit of $0.3 million for the three months ended October 2, 2022 and net of tax expense of $0.2 million for the three months ended October 3, 2021.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 2, 2022	October 3, 2021
Net income	$140,210	$173,688
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	(1,452)	(3,087)
Defined benefit retirement plan (2)	504	780
Change in cash flow hedging (3)	8,316	4,516
Other comprehensive income, net of tax	7,368	2,209
Comprehensive income	$147,578	$175,897
Less: Comprehensive income attributable to noncontrolling interests	(44,651)	(41,766)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$102,927	$134,131

(1)  Foreign currency translation adjustment is presented net of tax benefit of $0.2 million and $0.8 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.2 million and $0.3 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax expense of $2.8 million and $2.8 million for the nine months ended October 2, 2022 and October 3, 2021, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at July 4, 2021	85,871,956	$2,147	$1,108,680	$(2,178,493)	$(92,488)	$(1,160,154)
Issuance of common stock	110,370	2	1,819	—	—	1,821
Stock-based compensation	—	—	7,876	—	—	7,876
Payment of tax withholdings on equity-based compensation through shares withheld	(508)	—	(22)	—	—	(22)
Employee stock purchase plan	(30)	—	—	—	—	—
Net income attributable to Six Flags Entertainment Corporation	—	—	—	157,241	—	157,241
Net other comprehensive loss, net of tax	—	—	—	—	(1,807)	(1,807)
Balances at October 3, 2021	85,981,788	$2,149	$1,118,353	$(2,021,252)	$(94,295)	$(995,045)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at July 3, 2022	83,026,556	$2,075	$1,103,534	$(2,114,697)	$(71,932)	$(1,081,020)
Issuance of common stock	128,590	4	(4)	—	—	—
Stock-based compensation	—	—	1,676	—	—	1,676
Repurchase of common stock	—	—	—	—	—	—
Payment of tax withholdings on equity-based compensation through shares withheld	(2,564)	—	(154)	—	—	(154)
Employee stock purchase plan	—	—	1	—	—	1
Net income attributable to Six Flags Entertainment Corporation	—	—	—	115,829	—	115,829
Net other comprehensive loss, net of tax	—	—	—	—	(1,887)	(1,887)
Balances at October 2, 2022	83,152,582	$2,079	$1,105,053	$(1,998,868)	$(73,819)	$(965,555)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	934,206	23	13,193	—	—	13,216
Stock-based compensation	—	—	17,514	—	—	17,514
Payment of tax withholdings on equity-based compensation through shares withheld	(49,962)	(1)	(2,200)	—	—	(2,201)
Employee stock purchase plan	21,643	1	647	—	—	648
Fresh start valuation adjustment for partnership park units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	131,922	—	131,922
Net other comprehensive income, net of tax	—	—	—	—	2,209	2,209
Balances at October 3, 2021	85,981,788	$2,149	$1,118,353	$(2,021,252)	$(94,295)	$(995,045)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	431,999	11	1,028	—	—	1,039
Stock-based compensation	—	—	9,124	—	—	9,124
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(9,904)	—	(414)	—	—	(414)
Employee stock purchase plan	31,993	1	625	—	—	626
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net income attributable to Six Flags Entertainment Corporation	—	—	—	95,559	—	95,559
Net other comprehensive income, net of tax	—	—	—	—	7,368	7,368
Balances at October 2, 2022	83,152,582	$2,079	$1,105,053	$(1,998,868)	$(73,819)	$(965,555)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 2, 2022	October 3, 2021
Cash flows from operating activities:
Net income	$140,210	$173,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,772	84,938
Stock-based compensation	9,124	17,514
Interest accretion on notes payable	833	831
Loss on debt extinguishment	17,533	—
Amortization of debt issuance costs	5,531	5,933
Other, including (gain) loss on disposal of assets	2,760	(610)
Change in accounts receivable	25,519	(101,080)
Change in inventories, prepaid expenses and other current assets	(43,543)	17,333
Change in deposits and other assets	(3,697)	1,147
Change in ROU operating leases	10,176	7,072
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	(62,274)	93,742
Change in operating lease liabilities	(14,628)	(15,050)
Change in accrued interest payable	(23,938)	(26,964)
Deferred income taxes	43,434	47,445
Net cash provided by operating activities	193,812	305,939

Cash flows from investing activities:
Additions to property and equipment	(78,038)	(61,815)
Property insurance recoveries	4,655	—
Purchase of identifiable intangible assets	—	(12)
Proceeds from sale of assets	—	46
Net cash used in investing activities	(73,383)	(61,781)

Cash flows from financing activities:
Repayment of borrowings	(450,000)	(2,000)
Proceeds from borrowings	200,000	2,000
Stock repurchases	(96,774)	—
Redemption premium payments on debt extinguishment	(12,600)	—
Payment of cash dividends	(199)	(779)
Proceeds from issuance of common stock	1,665	13,605
Payment of tax withholdings on equity-based compensation through shares withheld	(414)	(2,201)
Reduction in finance lease liability	(2,025)	(484)
Purchase of redeemable noncontrolling interest	(556)	(1,115)
Distributions to noncontrolling interests	(22,326)	(20,883)
Net cash used in financing activities	(383,229)	(11,857)

Effect of exchange rate on cash	529	(204)

Net change in cash and cash equivalents	(262,271)	232,097
Cash and cash equivalents at beginning of period	335,585	157,760
Cash and cash equivalents at end of period	$73,314	$389,857

Supplemental cash flow information
Cash paid for interest	$125,919	$134,921
Cash paid for income taxes	$3,582	$783

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and waterparks. We are the largest regional theme park operator in the world, and we are the largest operator of waterparks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of October 2, 2022, 24 parks are located in the United States, two are located in Mexico, and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Our current fiscal year will end on January 1, 2023. This Quarterly Report covers the period January 3, 2022 – October 2, 2022 (“the nine months ended October 2, 2022”) and the period July 4, 2022 – October 2, 2022 (“the three months ended October 2, 2022”). The comparison period in the prior year covers the dates January 1, 2021 – October 3, 2021 (“the nine months ended October 3, 2021”) and the period July 5, 2021 – October 3, 2021 (“the three months ended October 3, 2021”). The additional three days in the nine months ended October 3, 2021 accounted for 89 thousand additional guests.

The 2021 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three and nine months ended October 2, 2022, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

b.  Income Taxes

We recorded a valuation allowance of $109.0 million, $107.4 million and $129.3 million as of October 2, 2022, January 2, 2022, and October 3, 2021, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of October 2, 2022, January 2, 2022, and October 3, 2021, we had no recorded amounts for accrued interest or penalties.

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

As of October 2, 2022, the fair value of the single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At October 2, 2022, we did not identify any triggering events that would require a full quantitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. At October 2, 2022, we did not identify any triggering events.

e.  Earnings Per Common Share

Earnings per common share for the three and nine months ended October 2, 2022, and October 3, 2021, was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income attributable to Six Flags Entertainment Corporation	$115,829	$157,241	$95,559	$131,922

Weighted-average common shares outstanding - basic:	83,094	85,919	84,760	85,596
Effect of dilutive stock options and restricted stock units	13	1,340	159	1,482
Weighted-average common shares outstanding - diluted:	83,107	87,259	84,919	87,078

Earnings per share - basic:	$1.39	$1.83	$1.13	$1.54
Earnings per share - diluted:	$1.39	$1.80	$1.13	$1.51

The computation of diluted earnings per share excluded the effect of 2,509,000 and 3,580,000 antidilutive stock options and restricted stock units for the three months ended October 2, 2022, and October 3, 2021, respectively, and excluded the effect of 2,979,000 and 3,528,000 antidilutive stock options and restricted stock units for the nine months ended October 2, 2022, and October 3, 2021, respectively.

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

Periodically, we grant performance stock units to key employees. These awards vest on attainment of specific objectives most often related to Adjusted EBITDA or recognized revenue over a defined period. Compensation expense recognized under these performance stock units was not material to these condensed consolidated financial statements for any period presented.

During the three and nine months ended October 2, 2022, and October 3, 2021, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Long-Term Incentive Plan	$1,682	$7,801	$9,061	$17,148
Employee Stock Purchase Plan	(6)	75	63	366
Total Stock-Based Compensation	$1,676	$7,876	$9,124	$17,514

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, such as season passes, annual passes, summer passes and memberships. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of October 2, 2022, January 2, 2022, and October 3, 2021, we have recorded an allowance for doubtful accounts of $7.6 million, $13.8 million, and $22.0 million, respectively, which is primarily comprised of estimated payment defaults under our membership and annual pass programs. As both our membership and annual pass programs are no longer accepting new customers, we expect the allowance for doubtful accounts to decline over the next twelve months. To the extent that payments under our membership and annual pass programs have not been recognized in revenue, the allowance for doubtful accounts recorded against our membership and annual pass programs is offset with a corresponding reduction in deferred revenue.

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

The following tables present our revenues disaggregated by contract duration for the three and nine month periods ended October 2, 2022, and October 3, 2021, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Three Months Ended October 2, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$20,481	$1,915	$6,301	$28,697
Short-term contracts and other (a)	260,021	207,184	8,929	476,134
Total revenues	$280,502	$209,099	$15,230	$504,831

	Three Months Ended October 3, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$105,393	$7,494	$5,157	$118,044
Short-term contracts and other (a)	239,824	273,005	7,411	520,240
Total revenues	$345,217	$280,499	$12,568	$638,284

	Nine Months Ended October 2, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$40,433	$4,923	$16,329	$61,685
Short-term contracts and other (a)	554,833	441,526	20,316	1,016,675
Total revenues	$595,266	$446,449	$36,645	$1,078,360

	Nine Months Ended October 3, 2021
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$182,187	$15,317	$18,061	$215,565
Short-term contracts and other (a)	452,529	495,303	16,698	964,530
Total revenues	$634,716	$510,620	$34,759	$1,180,095
(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

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

At January 2, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $24.6 million and $49.4 million was recognized as revenue for long-term contracts during the three and nine months ended October 2, 2022, respectively. As of October 2, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $21.4 million. At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $37.7 million and $72.6 million was recognized as revenue for long-term contracts during the three and nine months ended October 3, 2021, respectively. As of October 3, 2021, the total unearned amount of revenue for remaining long-term contract performance obligations was $72.8 million.

As of October 2, 2022, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $19.7 million in the remainder of 2022, $9.3 million in 2023, $6.9 million in 2024, $0.9 million in 2025, and $1.1 million in 2026 and thereafter.

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

3. Long-Term Indebtedness

Credit Facility

As of October 2, 2022, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020. On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131.0 million, which reduced the Second Amended and Restated Revolving Loan capacity to $350.0 million from $481.0 million.

As of October 2, 2022, our available borrowing capacity under our Second Amended and Restated Revolving Loan was $219.0 million after reducing the facility by $110.0 million borrowings outstanding and $21.0 million of outstanding letters of credit. As of January 2, 2022 and October 3, 2021, no advances under the Second Amended and Restated Revolving Loan were outstanding (excluding amounts reserved for letters of credit in the amount of $20.2 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of October 2, 2022, the Second Amended and Restated Revolving loan had an interest rate of 5.78%. As of October 2, 2022, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan matures on April 17, 2024.

As of October 2, 2022, January 2, 2022 and October 3, 2021, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”) and, in August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and

Restated Term Loan B by exchanging the floating LIBOR rate for a negotiated fixed rate. On March 24, 2022, we terminated the August 2019 Swap Agreements. The June 2019 Swap Agreements expire in June 2023. The Second Amended and Restated Term Loan B now consists of only floating rate debt. As of October 2, 2022, the applicable interest rate on the Second Amended and Restated Term Loan B was 3.23%. The Second Amended and Restated Term Loan B matures on April 17, 2026.

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

On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.

As of October 2, 2022, $949.5 million of the 2024 Notes, $365.0 million of the 2025 Notes, and $500.0 million of the 2027 Notes, were issued and outstanding. Interest payments of $23.1 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Following the repayment of $360 million of the 2025 Notes, interest payments of $12.7 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year.

Long-Term Indebtedness Summary

As of October 2, 2022, January 2, 2022, and October 3, 2021, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	October 2, 2022	January 2, 2022	October 3, 2021
Second Amended and Restated Credit Facility
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
Second Amended and Restated Revolving Loan	110,000	—	—
2024 Notes	949,490	949,490	949,490
2025 Notes	365,000	725,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(2,416)	(3,249)	(3,526)
Deferred financing costs	(11,854)	(20,717)	(22,161)
Total debt	$2,389,220	$2,629,524	$2,627,803
Less short-term borrowings	(110,000)	—	—
Total long-term debt	$2,279,220	$2,629,524	$2,627,803

Fair-Value of Long-Term Indebtedness

As of October 2, 2022, January 2, 2022, and October 3, 2021, the fair value of our long-term debt, excluding discounts and deferred financing costs, was $2,259.2 million, $2,703.5 million and $2,692.4 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the nine months ended October 2, 2022, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)
Net current period change	(1,888)	11,778	—	(2,482)	7,408
Amounts reclassified from AOCI	—	(435)	674	(279)	(40)
Balances at October 2, 2022	$(33,858)	$6,358	$(43,419)	$(2,900)	$(73,819)

Reclassifications out of AOCI during the three and nine months ended October 2, 2022 and October 3, 2021:

		Amount of Reclassification from AOCI		Amount of Reclassification from AOCI
		Three Months Ended		Nine Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021

Amortization of loss on interest rate hedge	Interest expense	$(778)	$1,395	$(435)	$4,137
	Income tax benefit	(21)	(350)	(109)	(1,039)
	Net of tax	$(799)	$1,045	$(544)	$3,098

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$216	$361	$674	$1,041
	Income tax benefit	(55)	(90)	(170)	(261)
	Net of tax	$161	$271	$504	$780

Total reclassifications		$(638)	$1,316	$(40)	$3,878

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

Derivative assets recorded at fair value in an asset position as well as their classification on our unaudited condensed consolidated balance sheets as of October 2, 2022, January 2, 2022, and October 3, 2021:

	Derivative Assets
(Amounts in thousands)	October 2, 2022	January 2, 2022	October 3, 2021
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other current assets	$6,082	$—	$851
Interest rate swap agreements — other non-current assets	5,442	—	—
	$11,524	$—	$851

Derivative liabilities recorded at fair value in our unaudited condensed consolidated balance sheets as of October 2, 2022, January 2, 2022, and October 3, 2021:

	Derivative Liabilities
(Amounts in thousands)	October 2, 2022	January 2, 2022	October 3, 2021
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$—	$(3,986)	$(5,204)
Interest rate swap agreements — other long-term liabilities	—	(1,046)	(5,635)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$(9,235)	$(4,012)	$(4,863)
Interest rate swap agreements — other long-term liabilities	(7,542)	(4,581)	(5,589)
	$(16,777)	$(13,625)	$(21,291)

Earnings before taxes on derivatives not designated as a cash flow hedge of a nominal amount and $0.3 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three and nine months ended October 2, 2022, respectively.

Gains and losses before taxes on derivatives designated as hedging instruments that were presented in “Interest expense” in the condensed consolidated statements of operations for the three and nine months ended October 2, 2022, and October 3, 2021, were as follows:

Three Months Ended October 2, 2022 and October 3, 2021

	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2022	2021	2022	2021
Interest rate swap agreements	$—	$(1,895)	$778	$(4,137)
Total	$—	$(1,895)	$778	$(4,137)

Nine Months Ended October 2, 2022 and October 3, 2021

	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in AOCL		AOCL into Operations
(Amounts in thousands)	2022	2021	2022	2021
Interest rate swap agreements	$11,778	$(634)	$435	$(1,395)
Total	$11,778	$(634)	$435	$(1,395)

As of October 2, 2022, we expect to reclassify net losses of $3.2 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months. However, the actual amount reclassified could vary due to future changes in the fair value of derivatives.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $80.5 million in 2022 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of October 2, 2022, our share of the distribution will be approximately $35.8 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2022 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2022, we purchased 0.25358 units from the Texas partnership for $0.6 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2022 at both parks is approximately $521.5 million, representing approximately 68.5% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of October 2, 2022, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of October 2, 2022, we owned approximately 31.5% and 54.0% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $25.5 million of capital expenditures at the Partnership Parks during 2021 and intend to incur approximately $21.6 million of capital expenditures at these parks during 2022, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.8 million of cash in 2021 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of both October 2, 2022, January 2, 2022 and October 3, 2021, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of October 2, 2022, redeemable noncontrolling interests of the SFOT and SFOG partnerships was $252.3 million and $291.4 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at January 2, 2022	$241,866	$280,201	$522,067
Purchase of redeemable units	(556)	—	(556)
Fresh start accounting fair market value adjustment for purchased units	(117)	—	(117)
Net income attributable to noncontrolling interests	22,283	22,368	44,651
Distributions to noncontrolling interests	(11,141)	(11,185)	(22,326)
Balance at October 2, 2022	$252,335	$291,384	$543,719

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of October 2, 2022, was approximately $241.3 million and $280.2 million, respectively.

Insurance

We maintain insurance of the types and in amounts that we believe are commercially reasonable and that are available to businesses in our industry.

The majority of our current insurance policies expire on January 1, 2023. We generally renegotiate our insurance policies on an annual basis. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

Wage and Hour Class Action Lawsuits

On April 20, 2018, a complaint was filed against Holdings and Six Flags Concord, LLC in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. On June 15, 2018, an amended complaint was filed adding Park Management Corp. as a defendant. The amended complaint alleges violations of California law governing, among other things, employee overtime, meal and rest breaks, wage statements, and seeks damages in the form of unpaid wages and related penalties, and attorneys’ fees and costs. In September 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on March 30, 2022. A final approval hearing occurred on July 13, 2022, and the granted final approval on August 16, 2022.  The settlement administrator will disburse the payments according to the terms of the settlement agreement and will advise the court when administration of the settlement is completed.

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

On April 6, 2020, a complaint was filed against Magic Mountain LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges violations of California law governing background checks, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit for an immaterial amount, and the court granted preliminary approval on July 12, 2022. The final approval hearing is scheduled for December 15, 2022.

On February 14, 2020, a complaint was filed against Magic Mountain, LLC in the Superior Court of Los Angeles County, California, on behalf of a purported class of current and former employees of Six Flags Magic Mountain. The complaint alleges one cause of action for failure to furnish accurate, itemized wage statements in violation of California labor law, and seeks statutory damages under California law as well as under the Private Attorneys General Act, and attorneys’ fees and costs. In October 2021, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on April 5, 2022. A final approval hearing will be scheduled following the filing of the motion for final approval. It is anticipated that the final approval hearing will occur in the next 30 – 45 days.

On February 21, 2020, a complaint was filed against Park Management Corp. in the Superior Court of Solano County, California, on behalf of a purported class of current and former employees of Six Flags Discovery Kingdom. The complaint alleges violations of California law governing payment of wages, wage statements, and background checks, and seeks statutory damages under federal and California law and attorneys’ fees and costs. The claims related to wages and wage statements will be resolved under the settlement of the April 2018 litigation above. In January 2022, the parties entered into a settlement agreement to resolve the lawsuit, for an immaterial amount, and the court granted preliminary approval on May 5, 2022. The final approval hearing is scheduled for December 13, 2022.

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

7.  Business Segments

We have only one reportable segment - parks. All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of a Six Flags-branded park outside of North America. The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of October 2, 2022, January 2, 2022, and October 3, 2021:

	As of
(Amounts in thousands)	October 2, 2022	January 2, 2022	October 3, 2021
Domestic	$2,308,557	$2,324,420	$2,295,840
Foreign	110,903	117,066	125,569
Total	$2,419,460	$2,441,486	$2,421,409

The following information reflects our revenues and income before income taxes by domestic and foreign categories for the nine months ended October 2, 2022, and October 3, 2021:

	Domestic	Foreign	Total
2022	(Amounts in thousands)
Revenues	$994,463	$83,897	$1,078,360
Income before income taxes	158,489	25,978	184,467
2021
Revenues	$1,125,917	$54,178	$1,180,095
Income before income taxes	212,462	5,156	217,618

8.  Pension Benefits

We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended October 2, 2022, and October 3, 2021:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Service cost	$300	$275	$900	$825
Interest cost	1,375	1,284	4,143	3,834
Expected return on plan assets	(3,060)	(3,067)	(9,179)	(9,205)
Amortization of net actuarial loss	217	361	675	1,041
Total net periodic benefit	$(1,168)	$(1,147)	$(3,461)	$(3,505)

The components of net periodic pension benefit other than the service cost component were included in "Other net periodic pension benefit" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Discount rate	2.60%	2.20%	2.60%	2.20%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%

Employer Contributions

We did not make any pension contributions during the three month or nine month periods ended October 2, 2022 and October 3, 2021.

9. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 2, 2022, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

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

Use of Certain Per Capita Metrics

We use certain per capita metrics that are non-GAAP measures of the performance of our business on a per guest basis and believe that these metrics provide relevant and useful information for investors because they assist in comparing our operating performance on a consistent basis, make it easier to compare our results with those of other companies and our industry and allows investors to review performance in the same manner as our management.

●	Total guest spending per capita is the total revenue generated from our guests, on a per guest basis, through admissions and in-park spending. Total guest spending per capita is calculated by dividing the sum of park admissions revenue and park food merchandise and other revenue by total attendance.
●	Admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions revenue per capita is calculated by dividing park admission revenue by total attendance.
●	Non-admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food, games and merchandise. Non-admission revenue per capita is calculated by dividing park food, merchandise and other revenue by total attendance.

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

The results of operations for the three and nine months ended October 2, 2022 and October 3, 2021, are not indicative of the results expected for the full year. Typically, our park operations generate more than half of their annual revenue during the period from Memorial Day to Labor Day each year while expenses are incurred year-round. During the first quarter of 2021, many of our parks remained closed or had capacity limits or other restrictions affecting attendance; however, starting in the second quarter of 2021, the amount of COVID-19 related impacts became less severe.

Our revenue is derived from (i) the sale of tickets (including season passes, summer passes, annual passes and memberships) for entrance to our parks (which accounted for approximately 55% and 54% of total revenue during the nine months ended October 2, 2022 and October 3, 2021, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance and guest spending. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year.

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

Results of Operations

Three Months Ended October 2, 2022 Compared to Three Months Ended October 3, 2021

The following table sets forth summary financial information for the three months ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	October 2, 2022	October 3, 2021	2022 to 2021
Total revenue	$504,831	$638,284	(21)%
Operating expenses	181,162	228,119	(21)%
Selling, general and administrative expenses	38,234	64,356	(41)%
Cost of products sold	40,164	54,100	(26)%
Other net periodic pension benefit	(1,480)	(76)	NM
Depreciation and amortization	30,186	28,053	8%
Loss on disposal of assets	5,038	624	NM
Interest expense, net	34,197	38,095	(10)%
Other expense, net	521	346	N/M
Income before income taxes	176,809	224,667	(21)%
Income tax expense	38,654	46,543	(17)%
Net income	138,155	178,124	(22)%
Less: Net income attributable to noncontrolling interests	(22,326)	(20,883)	7%
Net income attributable to Six Flags Entertainment Corporation	$115,829	$157,241	(26)%

Other Data:
Attendance	8,032	12,029	(33)%

Revenue

Revenue recognized for the three months ended October 2, 2022, totaled $504.8 million, a decrease of $133.5 million, or 21%, compared to the $638.3 million recognized for the three months ended October 3, 2021. The decrease was attributable to an attendance decrease of 33%, partially offset by a $2.6 million increase in “Sponsorship, international agreements and accommodations” revenue. The decrease in attendance was driven by an increase in ticket prices and the elimination of free tickets and heavily-discounted product offerings.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended October 2, 2022, increased by $8.94, to $60.96, compared to the three months ended October 3, 2021, driven by a $6.23, or 22%, increase in admissions revenue per capita and a $2.71, or 12%, increase in In-park spending per capita. The higher admissions per capita reflects higher realized ticket pricing and a higher mix of single day guests. The increase in In-park spending per capita reflects the Company’s in-park pricing initiatives.

Operating expenses

Operating expenses for the three months ended October 2, 2022, decreased $46.9 million, or 21%, compared to the three months ended October 3, 2021, primarily as a result of lower labor expenditures at the parks due to a reduction in operating hours and more efficient labor scheduling and lower incentive costs, as well as the moving of some back-office functions to a shared-services center, which shifted some operating costs to selling, general and administrative expenses. These decreases were partially offset by generally higher salaries, wages, utilities and maintenance resulting from inflationary pressures.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended October 2, 2022, decreased $26.1 million, or 41%, compared to the three months ended October 3, 2021. The decrease was primarily attributable to reduced advertising expenses and lower personnel costs. The decline in personnel costs was primarily driven by lower bonus accruals, stock-based compensation and headcount reductions. These reductions were partially offset by higher costs due to the movement of some back-office functions to a shared-services center, which shifted a portion of costs from operating expenses to selling, general and administrative expenses.

Cost of products sold

Cost of products sold in the three months ended October 2, 2022, decreased $13.9 million, or 26%, compared to the three months ended October 3, 2021, primarily as a result of a decrease in total sales. Costs of products sold as a percentage of in-park revenue for the three months ended October 2, 2022 decreased slightly relative to the prior year period, primarily as a result of the mix of in-park revenue, an increase in retail prices, and a reduction in membership discounts, partially offset by higher unit costs for food and retail items.

Depreciation and amortization

Depreciation and amortization expense for the three months ended October 2, 2022, increased $2.1 million, or 8%, compared to the three months ended October 3, 2021. The increase in depreciation and amortization expense is primarily the result of decreased capital expenditures during 2020 due to the COVID-19 pandemic, which reduced depreciation expense in 2021 as compared to 2022 as our capital expenditures returned to more normalized levels.

Loss on disposal of assets

We recognized a $5.0 million loss on disposal of assets for the three months ended October 2, 2022, compared to a loss on disposal of assets of $0.6 million for the three months ended October 3, 2021. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net decreased $3.9 million, or 10%, for the three months ended October 2, 2022. The decrease is primarily attributable to the redemption of $360.0 million aggregate principal amount of our senior secured 7.000% Notes due 2025 during the quarter ended July 3, 2022. This decrease was partially offset by borrowings under our revolving credit facility and higher interest rates on our floating rate debt.

Income tax expense (benefit)

Income tax expense for the three months ended October 2, 2022 was $38.7 million reflecting an effective tax rate of 21.9%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation.

Results of Operations

Nine Months Ended October 2, 2022 Compared to Nine Months Ended October 3, 2021

The following table sets forth summary financial information for the nine months ended October 2, 2022 and October 3, 2021:

	Nine Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	October 2, 2022	October 3, 2021	2022 to 2021
Total revenue	$1,078,360	$1,180,095	(9)%
Operating expenses	464,688	504,530	(8)%
Selling, general and administrative expenses	131,139	150,687	(13)%
Costs of products sold	85,989	100,509	(14)%
Other net periodic pension benefit	(4,851)	(3,409)	42%
Depreciation and amortization	86,772	84,938	2%
Loss on disposal of assets	3,036	1,863	(1)%
Interest expense, net	107,705	114,563	(6)%
Loss on debt extinguishment	17,533	—	N/M
Other expense, net	1,882	8,796	(79)%
Income before income taxes	184,467	217,618	N/M
Income tax expense	44,257	43,930	1
Net income	140,210	173,688	N/M
Less: Net income attributable to noncontrolling interests	(44,651)	(41,766)	7%
Net loss attributable to Six Flags Entertainment Corporation	$95,559	$131,922	(28)%

Other Data:
Attendance	16,371	21,924	(25)%

Revenue

Revenue recognized for the nine months ended October 2, 2022, totaled $1,078.4 million, a decrease of $101.7 million, or 9%, compared to the $1,180.1 million recognized for the nine months ended October 3, 2021. The decrease was primarily attributable to an attendance decrease of 25%. The lower attendance was driven by an increase in ticket prices and elimination of free tickets and heavily-discounted product offerings. In addition, due to the adoption of a fiscal reporting calendar commencing January 1, 2021, there were three fewer days in the first nine months 2022 compared to the first nine months 2021, which accounted for 89 thousand additional guests in the first nine months 2021.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the nine months ended October 2, 2022, increased by $11.39, to $63.63, compared to the nine months ended October 3, 2021, driven by a $7.42, or 26%, increase in admissions revenue per capita and a $3.98, or 17%, increase in In-park spending per capita. The higher admissions per capita reflects higher realized ticket pricing and a higher mix of single day guests. The increase in In-park spending per capita reflects the benefits of our revenue management initiatives related to our premiumization strategy and in-park initiatives.

Operating expenses

Operating expenses for the nine months ended October 2, 2022, decreased $39.8 million, or 8%, compared to the nine months ended October 3, 2021, primarily as a result of lower labor expenditures at the parks due to a reduction in operating hours and more efficient labor scheduling as well as the moving of some back-office functions to a shared-services center, which shifted some operating costs to selling, general and administrative expenses. These decreases were partially offset by increased operating expenses at our California and Mexico parks in the first quarter of 2022, as these parks were closed due to COVID-19 during the first quarter of 2021 and generally higher salaries, wages, utilities and maintenance resulting from inflationary pressures.

Selling, general and administrative expenses

Selling, general and administrative expenses for the nine months ended October 2, 2022, decreased $19.5 million, or 13%, compared to the nine months ended October 3, 2021. The decrease was primarily attributable to reduced advertising expenses and lower personnel costs. The decline in personnel costs was primarily driven by lower bonus accruals, stock-based compensation and headcount reductions. These reductions were partially offset by higher costs due to the movement of some back-office functions to a shared-services center, which shifted a portion of costs from operating expenses to selling, general and administrative expenses.

Cost of products sold

Cost of products sold in the nine months ended October 2, 2022, decreased $14.5 million, or 14%, compared to the nine months ended October 3, 2021, primarily as a result of a decrease in total items sold. Costs of products sold as a percentage of in-park revenue for the nine months ended October 2, 2022 decreased slightly relative to the prior year period, primarily as a result of the mix of in-park revenue, an increase in retail prices, and a reduction in membership discounts, offset by higher unit costs of food and retail items

Depreciation and amortization

Depreciation and amortization expense for the nine months ended October 2, 2022, increased $1.8 million, or 2%, compared to the nine months ended October 3, 2021. The increase in depreciation and amortization expense is primarily the result of decreased capital expenditures during 2020 due to the COVID-19 pandemic, which reduced depreciation expense in 2021 as compared to 2022 as our capital expenditures returned to more normalized levels.

Loss on disposal of assets

We recognized a $3.0 million loss on disposal of assets for the nine months ended October 2, 2022, compared to a loss on disposal of assets of $1.9 million for the nine months ended October 3, 2021. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Interest expense, net

Interest expense, net decreased $6.9 million, or 6%, for the nine months ended October 2, 2022 compared to the nine months ended October 3, 2021. The decrease is primarily attributable to the redemption of $360.0 million aggregate principal amount of our senior secured 7.000% Notes due 2025 during the quarter ended July 3, partially offset by borrowings under our revolving credit facility and higher interest rates on our floating rate debt.

Loss on debt extinguishment

Loss on debt extinguishment was $17.5 million for the nine months ended October 2, 2022. We incurred a $17.5 million charge upon the repayment of $360.0 million of the 2025 Notes containing $12.6 million for the premium paid above par and $5.0 million for the write-off of deferred financing costs related to the transaction.

Income tax expense (benefit)

Income tax expense for the nine months ended October 2, 2022, was $44.3 million. The difference between the federal statuatory rate and our effective tax rate was driven by a $4.0 million discrete tax assessment in Mexico. Our income tax expense was also driven by state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Calculation of EBITDA for the three and nine months ended October 2, 2022 and October 3, 2021

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

“Adjusted EBITDA minus capex,” a non-GAAP measure, is defined as Adjusted EBITDA minus capital expenditures net of property insurance recoveries. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on Adjusted EBITDA minus capex. Adjusted EBITDA minus capex as defined herein may differ from similarly titled measures presented by other companies.

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

The following tables set forth a reconciliation of net income to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three and nine month periods ended October 2, 2022 and October 3, 2021:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	October 2, 2022	October 3, 2021	October 2, 2022	October 3, 2021
Net income	$138,155	$178,124	$140,210	$173,688
Income tax expense	38,654	46,543	44,257	43,930
Other expense, net (2)	521	346	1,882	8,796
Loss on debt extinguishment	—	—	17,533	—
Interest expense, net	34,197	38,095	107,705	114,563
Loss (gain) on disposal of assets	5,038	624	3,036	1,863
Amortization	5	6	16	17
Depreciation	30,181	28,047	86,756	84,921
Stock-based compensation	1,676	7,876	9,124	17,514
Modified EBITDA (3)	$248,427	$299,661	$410,519	$445,292
Third party interest in EBITDA of certain operations (4)	(22,326)	(20,883)	(44,651)	(41,766)
Adjusted EBITDA (3)	$226,101	$278,778	$365,868	$403,526
Capital expenditures, net of property insurance recovery (5)	(18,041)	(19,565)	(73,383)	(61,815)
Adjusted EBITDA minus capex (3)	$208,060	$259,213	$292,485	$341,711

Adjusted EBITDA for the three months ended October 2, 2022, decreased $52.7 million compared to the three months ended October 3, 2021. This was primarily driven by a $133.5 million decrease in revenue for the period, which was partially offset by a decrease in operating expenses, cost of products sold and sales, general and administrative expenses. Capital expenditures, net of property insurance recovery, decreased by $1.6 million.

Adjusted EBITDA for the nine months ended October 2, 2022, decreased $37.6 million compared to the nine months ended October 3, 2021. This was primarily driven by a $101.7 million decrease in revenue, which was partially offset by a decrease in operating expenses, cost of products sold and sales, general and administrative expenses. Capital expenditures, net of property insurance recovery, increased by $11.6 million due decreased spending in the prior year period when COVID-19 led to more uncertainty and decreased capital spending during the first and second quarters.

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

Holdings did not pay any dividends during the nine months ended October 2, 2022 and October 3, 2021. During the nine months ended October 3, 2021, we paid $0.5 million to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares. These dividends were declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

As of October 2, 2022, Holdings has repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under its approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations.

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

On July 1, 2022, we redeemed $360.0 million in aggregate principal amount of our senior secured 7.000% Notes due 2025 at a redemption price of 103.5%. We recorded a loss on debt extinguishment of $17.5 million in connection with the redemption. As of October 2, 2022, the total principal amount of our outstanding debt was approximately $2,403.5 million. As of October 2, 2022, based on (i) non-revolving credit debt outstanding on that date, (ii) estimated interest rates for floating-rate debt, and (iii) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $150 million and $140 million during 2022 and 2023, respectively.

As of October 2, 2022, we had approximately $73.3 million of unrestricted cash and $219.0 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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

During the nine months ended October 2, 2022, net cash provided by operating activities was $193.8 million, compared to net cash provided by operating activities of $305.9 million in the prior year period. Net cash used in investing activities during the nine months ended October 2, 2022, and October 3, 2021, was $73.4 million and $61.8 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The additional investment spending during the nine months ended October 2, 2022 reflects the reduction in the effects of COVID-19 on our capital budget. Net cash used in financing activities during the nine months ended October 2, 2022, was $383.2 million and was primarily due to the repayment of $360.0 million repayment on the 2025 Notes and $96.8 million in stock repurchases, which was partially offset by net borrowings of $110.0 million on the Second Amended and Restated Revolving Loan. Net cash used in financing activities was $11.9 million during the nine months ended October 3, 2021, primarily due to distributions to noncontrolling interests partially offset by proceeds received from the exercise of stock options.

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

Contractual Obligations

Since January 2, 2022, there have been no material changes to the contractual obligations of the Company outside the ordinary course of the Company’s business outside of the early paydown of $360.0 million on the 2025 Notes and borrowing $110.0 million under the Second Amended and Restated Revolving Loan.

	Payment Due by Period
(Amounts in thousands)	2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Long-term debt including current portion (2025 Notes and Second Amended and Restated Revolving Loan) (1)	$—	$110,000	$365,000	$—	$475,000
Interest on 2025 Notes (1)	—	51,100	25,550	—	76,650

(1) See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report for further discussion on long-term debt.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of October 2, 2022, there were no material changes in our market risk exposure from that disclosed in the 2021 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of October 2, 2022, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than certain internal control changes related to the implementation of new accounting and financial reporting system that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.”

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2022, formatted in Inline XBRL

*     Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	November 10, 2022	/s/ Selim Bassoul
Selim Bassoul
President and Chief Executive Officer

Date:	November 10, 2022	/s/ Gary Mick
Gary Mick
Chief Financial Officer