Form 10-K
period 2023-01-01
Six Flags Entertainment Corp
filed 2023-03-07
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended January 1, 2023
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

On the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,912.9 million based on the closing price $23.04 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

On March 3, 2023, there were 83,161,736 shares of common stock, par value $0.025, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference to the registrant’s proxy statement for the 2023 annual meeting of stockholders, which will be filed by the registrant within 120 days after the close of its 2022 fiscal year.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors1 include (i) global coronavirus (“COVID-19”) pandemic-related business disruptions and economic uncertainty (ii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, (iii) our expectations regarding the timing, costs, benefits and results of our strategic plan, (iv) impact of macro-economic conditions, including inflation on consumer spending, (iv) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) the extent to which having parks in diverse geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (viii) our ability to obtain additional financing and the increased cost of capital due to rising interest rates, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xii) our expectations regarding uncertain tax positions.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19 and Monkey Pox, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19 and Monkey Pox, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	economic impact of political instability and conflicts globally, such as the war in Ukraine;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	macro-economic conditions (including supply chain issues and the impact of inflation on customer spending patterns);
•	our ability to successfully implement our strategy;
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks, water parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;

ii

•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, healthcare reform and potential wage and hour claims;
•	availability of labor;
•	environmental laws and regulations;
•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" of this Annual Report.

A more complete discussion of these factors and other risks applicable to our business is contained in "Item 1A. Risk Factors" of this Annual Report. All forward-looking statements in this report, or that are made on our behalf by our directors, officers or employees related to the information contained herein, apply only as of the date of this report or as of the date they were made. While we believe that the expectations reflected in such forward-looking statements are reasonable, we make no assurance that such expectations will be realized and actual results could vary materially. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation, except as required by applicable law, to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise. Additionally, the continued impact of COVID-19, virus variants and the rate of vaccinations could heighten many of the risk factors described herein.

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

iii

PART I

ITEM 1.BUSINESS

Introduction

We own and operate regional theme parks and water parks. We are the largest regional theme park operator in the world and the largest operator of water parks in North America based on the number of parks we operate. Of our 27 regional theme parks and water parks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in Fall 2022. Our diversified portfolio of North American parks serves an aggregate population of approximately 145 million people and 250 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.

We generate revenue primarily from selling admission to our parks and from the sale of food, beverages, merchandise and other products and services within our parks.

Our parks occupy approximately 5,850 acres of land, and we own approximately 700 additional acres of land with development potential. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2022, our parks contained approximately 940 rides, including over 140 roller coasters, making us the leading provider of "thrill rides" in the industry.

Developing new parks is resource intensive, given a limited supply of real estate appropriate for theme park development, substantial initial capital investment requirements, long development lead-time, and zoning restrictions. Based on our knowledge of the development of our own and other regional theme parks, we estimate it would take a minimum of four years to plan and construct a new regional theme park comparable to one of our major Six Flags-branded parks.

We own the internationally recognized "Six Flags" brand name in the U.S. and other countries throughout the world. To capitalize on this name recognition, 23 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks, and we are working with a third party that is developing a Six Flags-branded theme park in Saudi Arabia. We license the right to use certain Warner Bros. and DC Comics characters at our theme parks, which provide an enhanced family entertainment experience and theming.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic had material effects on our business during the years ended January 2, 2022, and December 31, 2020, through the temporary suspension of operations at our parks. During the year ended January 2, 2022, our parks in California and Mexico had fewer operating days than planned due to COVID-19 related closures. All of our parks were closed for at least a portion of 2020. COVID-19 and its variants continue to present material uncertainty and risk with respect to our performance and financial results, including our ability to keep all of our parks open to our guests. We will continue to consider near-term exigencies and the long-term financial health of the business as we take steps to mitigate the consequences of the COVID-19 pandemic on our business. The extent to which the COVID-19 pandemic adversely impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including any additional actions we have taken, or will take, to minimize the spread of COVID-19 and its variants or manage its impact.

Fiscal Calendar Change

Holdings’ Board of Directors of determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our fiscal reporting calendar with how we operate our business and improve comparability across periods. This Annual Report covers the period January 3, 2022, through January 1, 2023 (“the year ended January 1, 2023” or “2022”). The comparison period in the prior year covers January 1, 2021, through January 2, 2022 (“the year ended January 2, 2022” or “2021”). The year ended January 2, 2022, contained three extra days due to the calendar change from calendar year reporting. The year ended December 31, 2020, covers the period between January 1, 2020, through December 31, 2020 (“the year ended December 31, 2020” or “2020”).

Strategic Plan

In December 2021, we made changes to our organizational structure, including to our leadership team, by reducing layers of management to more effectively align resources to business priorities and empower our park employees. We believe that the Company’s success will be realized through the engagement and empowerment of our employees. We are focused on developing a dynamic, performance-driven culture centered on the guest and fostering a spirit of innovation, which has always been at our core.

Under our new leadership, our strategy is focused on delivering long-term, profitable growth by continuously enhancing the guest experience and by operating efficiently. In particular, we are focusing our efforts on four pillars:

●	Upgrading all aspects of our parks and experiences for our guests and our employees;
●	Adjusting our pricing and product architecture to strategically optimize attendance;
●	Amplifying new and evolving seasonal events in our parks; and
●	Developing a park-centric culture of agility, autonomy, urgency and performance.

As we execute on our strategy, our approach to capital allocation focuses on reinvesting in the business and decreasing financial leverage. We are also committed to working more efficiently and being disciplined with costs.

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

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Frontier City Six Flags Hurricane Harbor Oklahoma City Oklahoma City, OK	109 acres— theme park 23 acres— water park	Oklahoma City (48)	1.6 million—50 miles 3.0 million—100 miles	Andy Alligator’s Water Park / Norman, OK / 20 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.3 million—50 miles 6.3 million—100 miles	Quebec City Water Park / Quebec City, Quebec, Canada / 130 miles Canada’s Wonderland / Vaughan, Ontario, Canada / 370 miles
Six Flags Hurricane Harbor Rockford Rockford, IL	43 acres—water park	Chicago (3) Milwaukee (43)	2.7 million—50 miles 13.7 million—100 miles	Several water parks / Wisconsin Dells Area / 120 miles
Six Flags America Largo, MD	523 acres—combination theme park and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) Baltimore (23)	8.5 million—50 miles 14.0 million—100 miles	Kings Dominion / Doswell, VA (near Richmond) / 120 miles Hershey Park / Hershey, PA / 130 miles Busch Gardens / Williamsburg, VA / 180 miles
Six Flags Darien Lake Corfu, NY	988 acres— combination theme park and water park, hotel and campground	Buffalo (59)	2.6 million—50 miles 10.9 million—100 miles	Marineland / Niagara Falls, Ontario, Canada / 50 miles Fantasy Island / Grand Island, NY / 40 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	151 acres— separately gated theme park with marine and land animal exhibits, and water park on 127 acres and 24 acres, respectively	San Francisco / Oakland (4) Sacramento (28)	6.4 million—50 miles 12.0 million—100 miles

Aquarium of the Bay at Pier 39 /
San Francisco, CA / 30 miles
Academy of Science Center /
San Francisco, CA / 30 miles
California Great America /
Santa Clara, CA / 60 miles
Gilroy Gardens /
Gilroy, CA / 100 miles
Outer Bay at Monterey Bay Aquarium /
Monterey, CA / 130 miles

Six Flags Fiesta Texas San Antonio, TX	218 acres—combination theme park and water park	Houston (6) San Antonio (25) Austin (29)	2.8 million—50 miles 5.1 million—100 miles	Sea World of Texas / San Antonio, TX / 20 miles Schlitterbahn / New Braunfels, TX / 30 miles Cotaland / Austin, TX / 80 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,116 acres—separately gated theme park/safari and water park and approximately 367 acres of potentially developable land	New York City (1) Philadelphia (9)	14.5 million—50 miles 29.6 million—100 miles

Hershey Park /
Hershey, PA / 150 miles
Dorney Park /
Allentown, PA / 80 miles
Morey’s Piers Wildwood /
Wildwood, NJ / 100 miles
Coney Island /
Brooklyn, NY / 80 miles

American Dream Park

East Rutherford, NJ / 70 miles

Six Flags Great America / Six Flags Hurricane Harbor Chicago Gurnee, IL	297 acres—combination theme park and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (43)	9.0 million—50 miles 13.9 million—100 miles	Kings Island / Cincinnati, OH / 350 miles Cedar Point / Sandusky, OH / 340 miles Several water parks / Wisconsin Dells Area / 170 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—water park	N/A	22.6 million—50 miles 32.6 million—100 miles	El Rollo / Tlaquiltenango, Mexico / 20 miles Parque Acuatico Ojo de Agua / Temixco, Mexico / 20 miles Ixtapan Aquatic Park / Ixtapan de la Sal, Mexico / 50 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—water park	Phoenix (13)	4.9 million—50 miles 5.2 million—100 miles	Big Surf / Tempe, AZ / 30 miles Golfland Sunsplash / Mesa, AZ / 40 miles Castles & Coasters / Phoenix, AZ / 10 miles

Name of Park and Location	Description	Designated Market Area and Rank*	Population Within Radius from Park Location	External Park Competition / Location / Approximate Distance
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—water park	Houston (6)	7.1 million—50 miles 8.1 million—100 miles	Big Rivers Water Park / New Caney, TX / 20 miles Typhoon Texas Water Park / Katy, TX / 40 miles Schlitterbahn Galveston / Galveston, TX / 70 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	255 acres—separately gated theme park and water park on 243 acres and 12 acres, respectively	Los Angeles (2)	10.2 million—50 miles 18.6 million—100 miles

Disneyland Resort /
Anaheim, CA / 60 miles
Universal Studios Hollywood /
Universal City, CA / 20 miles
Knott’s Berry Farm / Soak City USA
Buena Park, CA / 50 miles
Sea World of California /
San Diego, CA / 150 miles
Legoland /
Carlsbad, CA / 130 miles
Raging Waters /
San Dimas, CA / 50 miles

Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.2 million—100 miles	Mexico City Zoo / Mexico City, Mexico / 10 miles La Feria / Mexico City, Mexico / 10 miles
Six Flags New England Agawam, MA	289 acres—combination theme park and water park	Boston (10) Hartford / New Haven (54) Providence (44) Springfield (103)	3.2 million—50 miles 16.8 million—100 miles	Lake Compounce / Bristol, CT / 50 miles Canobie Lake Park / Salem, NH / 140 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	360 acres—separately gated theme park and water park on 291 acres and water park on 69 acres, respectively	Atlanta (7)	6.2 million—50 miles 8.8 million—100 miles

Georgia Aquarium /
Atlanta, GA / 20 miles

Fun Spot Atlanta /

Fayetteville, Georgia / 30 miles
Carowinds /
Charlotte, NC / 250 miles
Alabama Splash Adventures /
Birmingham, AL / 160 miles
Dollywood and Splash Country /
Pigeon Forge, TN / 200 miles
Wild Adventures /
Valdosta, GA / 240 miles

Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	7.4 million—50 miles 8.8 million—100 miles

Sea World of Texas /
San Antonio, TX / 280 miles
NRH2O Water Park /
North Richland Hills, TX / 10 miles
Epic Waters /
Grand Prairie, TX / 5 miles
Hawaiian Falls Water parks /
Multiple Locations / 15 - 35 miles

Six Flags St. Louis Eureka, MO	316 acres—combination theme park and water park and approximately 17 acres of potentially developable land	St. Louis (24)	2.8 million—50 miles 4.1 million—100 miles	Worlds of Fun / Kansas City, MO / 250 miles Silver Dollar City / Branson, MO / 250 miles Holiday World / Santa Claus, IN / 150 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Water Park Queensbury, NY	372 acres—combination theme park and water park, plus 200 room hotel and 38,000 square foot indoor water park	Albany (67)	1.1 million—50 miles 3.0 million—100 miles	Huck Finn’s Playland / Albany, New York / 60 miles Several hotels/indoor water parks / Poconos and New England Areas / 200 miles
*	Based on a 2022 survey of radio market population within designated market areas published by A.C. Nielsen Media Research.

Partnership Park Arrangements

In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and water parks under the Six Flags name for nearly forty years. In connection with this acquisition, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments in subsequent years) to the limited partners of the Partnership Parks (based on our ownership of units as of January 1, 2023, our share of such distribution will be approximately $38.1 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Given recent increases in consumer price index, for 2023, we will pay approximately $5 million more in minimum distributions to the limited partners than in 2022. Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put").

After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of January 1, 2023, is $409.7 million in the case of SFOG, and $527.4 million in the case of SFOT. As of January 1, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 68.5% and 45.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $521.4 million.

Pursuant to the 2022 annual offer, we did not purchase units from the Georgia partnership. We purchased 0.25358 units from the Texas partnership for approximately $0.6 million in May 2022. The $350 million accordion feature on the Second Amended and Restated Term Loan B (as defined in Note 8, Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report) is available for borrowing for future "put" obligations if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities at the end of the term, which is 2027 for SFOG and 2028 for SFOT. The 2022 sale of Time

Warner to Discovery did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

We incurred $20.6 million of capital expenditures at these parks during the 2022 season, and intend to incur at least the minimum required expenditure in 2023. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The two partnerships generated approximately $73.0 million of cash in 2022 in operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings, as the case may be. As of January 1, 2023, and January 2, 2022, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.

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

We also seek to develop long-term corporate sponsorship and co-marketing relationships with well-known regional and national brands that align with our values and strategy. This allows us to develop strategic alliances with mutually beneficial advertising programs.

During the year ended January 1, 2023, we had two primary pass products. Our season pass products offers unlimited visits to a specified park whenever it is open and is valid for one operating season or such other date stated in the pass product. Our legacy membership program offers unlimited visits to most of our parks and automatically renews monthly after a one-year commitment period. The program was discontinued during 2022, however, existing members can continue to renew monthly until cancellation or default. Season pass and membership sales represent advance purchase commitments that reduce exposure to inclement weather and economic downturns. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single-day guest. A season pass holder or member pays a higher ticket price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in our membership program and season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. Single-day guests tend to spend more per visit. We will continue to strive for a balanced mix of guests to maximize revenue. Season pass and membership attendance constituted approximately 54% and 63% of total attendance at our parks in 2022 and 2021, respectively. We plan to offer primarily season passes and single day tickets during 2023, while continuing to honor our legacy membership program.

Our Group Sales team organizes events and outings for various groups at our parks, including customized catering, coordination of tickets and event planning.

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

Park Operations

We currently operate in geographically diverse markets in North America. Each park is managed by a park president or general manager who is responsible for all operations and management of the individual park. Each park president or general manager directs a full-time, on-site management team. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.

Each park has senior personnel responsible for operations and maintenance; in-park food, beverage, merchandising and games; marketing and sales; public safety and risk management; human resources and finance. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and free cash flow.

Our parks are generally open daily from Memorial Day through Labor Day. In addition, most of our parks are open weekends prior to and following their daily seasons, often in conjunction with themed events such as Fright Fest® and Holiday in the Park®. Due to their location, certain parks have longer operating seasons. Six Flags Magic Mountain operates on most days year-round, and our parks in Mexico, Six Flags Fiesta Texas and Six Flags Over Texas operate weekends year-round outside of their traditional operating season. Typically, the parks charge a basic daily admission price that allows unlimited use of all rides and attractions, although in certain cases special rides and attractions require the payment of an additional fee.

See Note 17, Business Segments, to the consolidated financial statements in Item 8 of this Annual Report for information concerning revenues and long-lived assets by domestic and international categories.

Capital Improvements and Other Initiatives

We regularly make capital investments for new rides and attractions in our parks. We purchase both new and used rides and attractions. On occasion, we also relocate rides among parks to provide fresh attractions. In addition, each year we make capital investments in the food, retail, games and other in-park areas to increase guest spending per capita. We also make annual enhancements to theming and landscaping of our parks in order to provide a more complete family-oriented entertainment experience and invest in our information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

Our capital plan will continue to selectively add new coasters over time to our exceptional portfolio of thrill rides; however, our near-term focus will be a balanced approach between exciting new rides and an increased focus on implementing guest-facing technology, food service equipment, amenities, infrastructure improvements, events and festivals in our parks, as well as enhancing the overall experience in our water parks.

During 2023, we plan to enhance our targeted marketing strategies to attract new-to-brand consumers and convert them to loyal guests, by (i) elevating our overall guest experience and focusing on our breadth of product in our theme parks and water parks; (ii) simplifying our admissions product offerings (iii) developing guest-focused in-park initiatives to drive guest spending growth; (iv) taking a balanced approach to single day ticket and season pass sales; and (v) growing group sales and sponsorship revenue opportunities back to pre-pandemic levels or higher.

International Agreements

We are working with a third party that is developing a Six Flags-branded park in Saudi Arabia. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the park opens to the public. The agreements do not require us to make any capital investments in the park. We plan to focus on our core business over the next two to three years; during this time, we will be cautious about expanding into adjacent domestic markets or entering into new international agreements.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2023. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Competition

Our parks compete with other theme parks, water parks, amusement parks, as well as with other types of recreational facilities and forms of out-of-home entertainment within their market areas, including movies, sporting events, restaurants and vacation travel. Competitors of our parks include SeaWorld Entertainment, Inc.; Cedar Fair, L.P.; NBCUniversal/Universal Parks & Resorts; Disney Parks; Herschend Family Entertainment Corporation; Hershey Entertainment & Resorts Company; Merlin Entertainment Ltd.; Palace Entertainment; Premier Parks, LLC; Boomers Parks and a number of other regional and local competitors in the geographies in which we operate. In addition, our business is subject to various factors affecting the recreation and leisure industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See "Item 1A. Risk Factors" of this Annual Report. Within each park’s regional market area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in the park, the atmosphere and cleanliness of the park, the quality of park food and entertainment, and ease of travel to the park. Our theme parks have several advantages over other forms of entertainment. We believe that our parks offer a sufficient quality and variety of rides and attractions, culinary offerings, retail locations, and interactive and family experiences to make them highly competitive with other parks and forms of entertainment. They are outdoor venues spread over hundreds of acres, making them naturally conducive to social distancing. They are open many hours throughout the day, reducing the need for guests to arrive or leave at the same time. Finally, the vast majority of our guests live within a day’s drive, so a visit to one of our parks does not require air travel or a stay at a hotel.

Seasonality

Our operations are highly seasonal, with approximately 70% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

Environmental and Other Regulations

Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and aboveground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park and water park operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.

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

Employees

As of January 1, 2023, we employed approximately 1,450 full-time employees, and over the course of the 2022 operating season we employed approximately 40,000 seasonal employees. We compete with other local employers for qualified candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.

Approximately 20% of our domestic full-time and approximately 7% of our domestic seasonal employees are subject to labor agreements with local chapters of national unions. Approximately 4% of our international full-time and approximately 46% of our international seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2024 (Six Flags Over Texas), December 2024 (Six Flags Over Georgia and Six Flags Magic Mountain), and January 2025 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2022 through December 2024. With respect to the La Ronde agreement that expired in December 2022, active discussions with the unions are currently underway. The labor agreements for Six Flags Great Adventure expire in various years ranging from December 2023 through December 2026. We consider our employee relations to be good.

During the year ended January 1, 2023, we reduced full-time employee headcount by 520 from our total as of January 2, 2022. The reduction in full-time employees was done to right-size our organization for intentionally lower attendance levels and to create a more streamlined and efficient organization by reducing layers of management and empowering our workers.

Diversity and Inclusion

We understand that enhancing our financial strength and improving our guest’s experience requires a diverse and inclusive workforce. We are committed to creating an inclusive environment that fully embraces the diversity of our employees and guests, regardless of ethnicity, gender, age, disability, cultural background, sexual orientation, or religious beliefs. We maintain a Diversity and Inclusion Council that provides feedback on a wide variety of diversity and inclusion related issues. In that regard, we are focused on the following:

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

Partner with Communities	by proactively working with diversity driven suppliers to develop long-term alliances.

As of January 1, 2023, approximately 50% of our full-time management employees, defined as those holding the title of manager or higher, were diverse by ethnicity and/or gender. Of the group, 33% are female and approximately 28% are ethnically diverse.  By fostering an inclusive culture, we enable every employee to leverage unique talents and high-performance standards to drive innovation and success.

Employee Development

We seek to continuously elevate employee development and training through a variety of programs, opportunities, and resources. We continue to partner with the International Board of Credentialing and Continuing Education Standards to provide our guest-facing employees with specialized training to earn a Certificate in Autism Competency to further our commitment to better serve the special needs community, provide a more inclusive environment in our parks and continue our efforts in educating our employees on diversity and inclusion. We continue to enhance our talent development program by providing our employees with access to training, including virtual classrooms and online courses on topics including general safety, Office 365, harassment, discrimination, business ethics, anti-corruption, privacy and security, and park safety. We continue to redefine our succession planning process by establishing programs to better support the development of our talent bench for roles in management, maintenance and operations. Our senior leadership team reviews our talent development program annually with a particular focus on our top 10% of high performing, high potential talent, including a focus on diversity. We are committed to identifying and developing the talents of our future leaders.

In 2022 we launched an educational platform called Workforce Edge that provides educational opportunities to all of our employees. These educational opportunities include degrees, certification, licensing, and leadership opportunities.

Employee Engagement and Recruitment

We understand that continuous engagement with our employees is vital to driving successful, meaningful outcomes. Senior management conducts “town-hall” style meetings with employees to address topics such as business operations, strategy, market conditions, and question-and-answer sessions, to foster an environment and corporate culture of transparency and collaboration. We conduct ongoing employee satisfaction surveys that provide actionable feedback from employees to management. The survey responses are anonymous and measure employee satisfaction and solicit honest feedback. Management from both corporate and the parks meet routinely to review the survey results and develop action plans in response to the employee feedback.

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

Our recruiting practices and candidate selection are among our most important activities. We prioritized filling open positions with quality employees who want to advance the Six Flags’ mission. In addition, we utilize social media, virtual job fairs and organizations across the United States to find diverse, enthusiastic and qualified employees.

Competitive Benefits

Attracting, motivating, developing and retaining the best people is crucial to all aspects of our business and long-term success, and is central to our mission, vision and values. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, motivate and retain employees to achieve superior results. The structure of our compensation programs includes incentives based on both short-term and long-term performance. Specifically:

●	We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.
●	We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and benefit programs.
●	We align our executives’ long-term equity compensation with our stockholders’ interests by linking a significant portion of total compensation opportunity to business performance.
●	All full-time employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage, unless otherwise specified by a union contract. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, health savings accounts, flexible spending accounts, legal insurance, identity theft insurance, pet insurance and a wellness program.
●	A unique Six Flags perquisite offers full-time employees complimentary passes, including for their dependents, which provides free admission to any of our parks, preferred parking and discounts on in-park products. Full-time employees are also provided complimentary tickets.

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

Name	Age	Title
Selim Bassoul*	66	President and Chief Executive Officer
Gary Mick*	62	Chief Financial Officer
Aimee Williams-Ramey*	49	Chief Legal Officer and Corporate Secretary
Stephen R. Purtell	56	Senior Vice President, Corporate Communications, Investor Relations and Treasurer
Jason Freeman	56	Vice President of Operations, Public Safety, Maintenance and Engineering
Omar J. Omran	31	Chief Digital Officer
Edithann Velez Ramey	50	Chief Marketing Officer
Derek Sample	37	Vice President and Chief Accounting Officer
*	Executive Officers

Selim Bassoul was named President and Chief Executive Officer of the Company in November 2021. Mr. Bassoul has served as a director of the Company since February 2020 and was the Non-Executive Chairman of the Board from February 2021 to November 2021. Mr. Bassoul served as Chief Executive Officer and Chairman of the Board of Directors of The Middleby Corporation, a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul currently serves as a director and non-executive chairman of the Board of Directors of Diversey Holdings, Ltd. (Nasdaq:DSEY), where he is a member of the Audit Committee and People Resources Committee. Mr. Bassoul previously served on the boards of 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC. He holds a B.A. in Business Administration from the American University of Beirut, and an M.B.A. in Finance and Marketing from the Kellogg School of Management at Northwestern University.

Gary Mick was named Chief Financial Officer of the Company in June 2022. Mr. Mick brings 40 years of business and strategy experience, primarily in the food industry. He previously served as President and Chief Financial Officer at Ice-O-Matic, an Ali Group Company based in Denver, Colorado from September 2018 through June 2022. Prior to that, he was Group President for Middleby Corporation, where he managed multiple foodservice divisions in the U.S. and Denmark. Prior to his role as Group President, he served in finance leadership roles of increasing responsibility and ultimately became President of Blodgett Ovens, a division of Middleby Corporation. Mr. Mick has a B.S. in Accounting from the University of Virginia and an M.B.A from the University of Vermont.

Aimee Williams-Ramey was named Chief Legal Officer and Corporate Secretary of the Company in June 2022. Prior to joining Six Flags, she served as Senior Vice President and General Counsel at Sabre Corporation, a leading technology provider to the global travel industry, where she served in various leadership positions with increasing responsibilities before assuming the General Counsel role in 2017. From 2013 to 2016, Ms. Williams-Ramey served as a regulator with the Financial Industry Regulatory Authority (FINRA), where she was the Regional Chief Counsel for the west region of the United States. Before joining FINRA, Ms. Williams-Ramey was in private practice with several high-profile law firms, where she handled a diverse range of complex legal and regulatory matters, including commercial litigation, securities litigation and enforcement actions, investigations, and corporate governance matters. From 1999 to 2000, she was a judicial clerk for the Honorable Henry A. Politz at the US Court of Appeals, Fifth Judicial Circuit. She also worked as an auditor for Deloitte before entering the legal field. Ms. Williams-Ramey has a Juris Doctor, summa cum laude, from Southern Methodist University School of Law, and a Bachelor of Accountancy, also summa cum laude, from the University of Oklahoma.

Stephen R. Purtell was named Senior Vice President, Corporate Communications, Investor Relations and Treasurer of the Company in January 2022. Mr. Purtell served as Interim Chief Financial Officer from March 2022 until the appointment of Mr. Mick in June 2022. Mr. Purtell previously served as Senior Vice President, Investor Relations, Treasury and Strategy since December 2020. From October 2016 to December 2020, Mr. Purtell was Senior Vice President, Investor Relations and Treasurer, and from July 2012 to October 2016, Mr. Purtell was Vice President, Business Development and Treasurer. Prior to joining the Company, Mr. Purtell served as VP, Sales Operations and Market Research for Siemens Healthcare Diagnostics after it acquired Dade Behring in 2007. Mr. Purtell joined Dade Behring in 2003 and held financial positions including Assistant Treasurer, VP Corporate Planning and Analysis, and Treasurer. Prior to joining Dade Behring, Mr. Purtell held financial and engineering positions at IMC Global and GATX Terminals Corporation, and was an officer in the U.S. Army. Mr. Purtell has a B.S. in Civil Engineering from the U.S. Military Academy at West Point and an M.B.A. from the Wharton School of the University of Pennsylvania.

Jason Freeman was named Vice President of Operations, Public Safety, Maintenance and Engineering of Six Flags in September 2022. Previously, Mr. Freeman was Vice President of Public Safety since January 2017. Mr. Freeman also oversees many Six Flags’ environmental initiatives. He began his career at Six Flags in 1984 as a seasonal employee and has held various management positions in Safety, Security, Operations and Administration at both the park and corporate levels of Six Flags beginning in 1988 including as Park President of Six Flags New England from 2010 until 2012. Mr. Freeman was appointed to a three-year term on the Board of Directors of the International Association of Amusement Parks & Attractions in January of 2023 and is also the Global Chairman of the IAAPA Security Committee. Mr. Freeman became a Certified Police Officer in 1988 from the Commonwealth of Massachusetts Criminal Justice Training Academy and was certified as an Emergency Medical Technician in 1985. Mr. Freeman also earned his national certification as an Americans with Disabilities Act Coordinator from the University of Missouri.

Omar J. Omran was named Chief Digital Officer of Six Flags in August 2022. Prior to Six Flags, Mr. Omran worked for Welbilt from October 2019 to August 2022. He was the Vice President of Digital Transformation at Welbilt and Managing Director of Welbilt’s KitchenConnect brand. Welbilt is the one of the largest commercial kitchen equipment manufacturers in the world. Under Mr. Omran’s leadership KitchenConnect became the biggest cloud platform in the foodservice industry globally, connecting any smart equipment in a restaurant. Prior to joining Welbilt, Mr. Omran was responsible for digital offerings at Middleby from July 2016 to August 2019. He founded Middleby Connect (known today as Open Kitchen), which became one of the largest cloud platforms in the food service industry. Mr. Omran has an entrepreneurial background and co-founded several technology companies (Live Love, TeraNotes, and Virtual Software). Mr. Omran holds a B.S. in Computer Science from the Lebanese American University and is currently pursuing an Executive MBA at MIT.

Edithann Velez Ramey was named Chief Marketing Officer of the Company in February 2022. Prior to joining the Company, Ms. Ramey held the position of Chief Marketing Officer for On the Border Restaurants, where she led marketing, culinary and catering initiatives for the brand through menu optimization, rewards programs and guest experience innovation. Ms. Velez Ramey has also held strategic management roles at TopGolf Entertainment Group, Chili’s Grill & Bar and Maggiano’s Little Italy. Ms. Ramey holds a B.A. in Communications and Political Science from the University of Michigan and a Master’s degree in Corporate Communication from Boston University.

Derek Sample was named Chief Accounting Officer of the Company in September 2022. Prior to joining the Company, Mr. Sample held the position of Corporate Controller at PHI Group, Inc, a global helicopter transportation company, from June 2021 through September 2022. From 2016 through 2021, Mr. Sample served in roles of increasing responsibility for Valaris, Inc., ultimately serving as its Director of Corporate Accounting. Previously, he served as SEC Technical Reporting Manager for Spiceworks, Inc., Manager of Financial Planning for Smart Sand, Inc., and Manager for KPMG. Mr. Sample holds Bachelor degrees in Accounting and Economics from Southwestern University and is a Certified Public Accountant.

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

Natural disasters, public heath crises, epidemics, pandemics, such as the outbreak of COVID-19, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our water park in Oaxtepec, Mexico was closed for several months during 2017 following the earthquakes in central Mexico. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.

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

Since early 2020, the world has been, and continues to be, impacted by COVID-19 and its variants. COVID-19 and measures to prevent its spread has impacted our business especially when we were required to temporarily suspend operations at our theme parks and water parks in March 2020. As of January 1, 2023, we expect all of our parks to open in accordance with their normal operating schedules.

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

The impact of any future outbreak of any COVID-19 variants or any other highly infectious or contagious disease is unpredictable and could result in restrictions from governmental authorities. Additionally, we may impose our own COVID-19 related restrictions in addition to what is required by state and local governments in the interest of safety for our guests and employees. Any of these measures could further disrupt our operations, or have a negative impact on our financial results. If future developments require subsequent disruptive measures to be implemented, such as prolonged park closures, our business, financial condition, results of operations and reputation may be materially and adversely affected.

The COVID-19 pandemic could have longer-term impacts on consumer tastes and preferences and could shift consumer entertainment and recreation behaviors toward digital entertainment experiences and other off-premises experiences and technologies. As a result, attendance, revenue and per capita spending at our theme parks and water parks could be adversely affected, which could materially adversely affect our business, results of operations, liquidity, cash flows, financial condition, and prospects.

The extent and duration of the impact of the ongoing endemic on our operations, financial performance and condition, liquidity and cash flows, will depend largely on future developments, including the duration of the pandemic and any variants that may be highly contagious and/or impact the effectiveness of vaccines, vaccination rates in the communities in which we operate, any continuing or newly imposed travel restrictions or vaccination requirements in connection with travel, and the related impact on factors affecting guest behavior, including individuals’ risk tolerance regarding health matters going forward, consumer confidence and spending, all of which are highly uncertain and cannot be predicted.

Our operations are seasonal.

Our operations are seasonal. In a typical year, approximately 70% of our annual park attendance and revenue occurs during the second and third calendar quarters of each year. As a result, when conditions or events described in the above risk factors occur during the operating season, particularly during the peak months of July and August, there is only a limited period of time during which the impact of those conditions or events can be mitigated. Accordingly, such conditions or events may have a disproportionately adverse effect on our revenues and cash flow. In addition, most of our maintenance and capital expenses are incurred in the off-season. For this reason, a sequential quarter-to-quarter comparison is not a good indication of our performance or of how we will perform in the future.

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

Even if we are fully compliant with legal standards and contractual or other requirements, we still may not be able to prevent security breaches involving sensitive data. We have, and require, certain of our third party service providers to have, programs in place to detect, contain and respond to data security incidents. However, the actions and controls we have implemented and continue to implement, or which we seek to cause or have caused third party service providers to implement, may be insufficient to protect our systems, information or other intellectual property. In addition, the techniques used to obtain unauthorized access or interfere with systems change frequently and may be difficult to detect for long periods of time, and we may be unable to anticipate these techniques or implement adequate preventive measures. The sophistication of efforts by hackers to gain unauthorized access to information technology systems has continued to increase in recent years. Breaches, thefts, losses or fraudulent uses of customer, employee or company data could cause customers to lose confidence in the security of our websites, mobile applications, point of sale systems and other information technology systems and choose not to purchase from us. Such security breaches also could expose us to risks of data loss, business disruption, litigation and other costs or liabilities, any of which could adversely affect our business.

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

The theme park and water park industry demands the use of sophisticated technology and systems for operation of our parks, ticket, membership and season pass sales and management, and labor and inventory management. Information technology systems continue to evolve and, in order to remain competitive, we must implement new technologies and systems in a timely and efficient manner. The development and maintenance of these technologies may require significant investment by us and we may not achieve the anticipated benefits from such new developments or upgrades.

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

In addition, we may experience material increase in the cost of securing our seasonal workforce in the future. Increased minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2023 and future years and further legislative changes or competitive wage rates could continue to increase these expenses in the future.

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

The theme park and water park industry competes with numerous entertainment alternatives and such competition may have an adverse impact on our business, financial condition or results of operations.

Our parks compete with other theme parks, water parks and amusement parks and with other types of recreational facilities and forms of entertainment, including movies, home entertainment options, sporting events, restaurants and vacation travel. Our business is also subject to factors that affect the recreation and leisure time industries generally, such as general economic conditions, including relative fuel prices, and changes in consumer spending habits. The principal competitive factors of a park include location, price, the uniqueness and perceived quality of the rides and attractions, the atmosphere and cleanliness of the park and the quality of its food and entertainment. If we are unable to compete effectively against entertainment alternatives or on the basis of principal competitive factors of the park, our business, financial condition or results of operations may be adversely affected.

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

Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2023, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or water park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.

If we are not able to fund capital expenditures and invest in future attractions and projects in our parks, our revenues could be negatively impacted.

Because a principal competitive factor for a theme park or a water park is the uniqueness and perceived quality of its rides and attractions, we need to make continued capital investments through maintenance and the regular addition of new rides and attractions. A key element for our revenue growth is strategic capital spending on such investments. Our ability to fund capital expenditures will depend on our ability to generate sufficient cash flow from operations and to raise capital from third parties. We cannot provide assurance our operations will be able to generate sufficient cash flow to fund such costs, or that we will be able to obtain sufficient financing on adequate terms, or at all, which could cause us to delay or abandon certain projects or plans. In addition, any construction delays or ride downtime can adversely affect our attendance and our ability to realize revenue growth.

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

We may be unable to purchase or contract with third parties to manufacture theme park or water park rides and attractions.

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

We may not be able to renew our leases on terms acceptable to us or at all and our leases contain default provisions that, if enforced or exercised by the landlord, could significantly impact our operations at those parks.

Of our 27 theme parks and water parks, 12 are located on property that we lease and do not own. While most of our leases have at least five years remaining on their terms, and in some cases with renewal options, our lease for our theme park in Mexico expires in 2024. We intend to renew the lease, but we cannot guarantee that the lease will be renewed on terms that are acceptable to us or at all. In addition, certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If we could not renew a lease or a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a non-renewal or termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our business, financial condition or results of operations.

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

As of January 1, 2023, approximately 20% of our domestic full-time and approximately 7% of our domestic seasonal employees were subject to labor agreements with local chapters of national unions. Approximately 4% of our international full-time and 46% of our international seasonal employees are subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.

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

We plan to strategically reinvest in our properties to improve the guest experience and our business plan includes targeted annual capital spending. However, depending on various factors including strategic initiatives, the duration of the COVID-19 pandemic, unanticipated delays in the completion of our projects, weather conditions, increased labor costs, and availability and cost of ride components, we may spend more or less than our planned target amount. In 2022, we spent $111.5 million on capital expenditures, net of property insurance recoveries.

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

As of January 1, 2023, our total indebtedness was approximately $2.381 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or repurchases of Holdings common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.

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

Borrowings under the Second Amended and Restated Term Loan B are calculated on a London Inter-Bank Offered Rate (“LIBOR”) plus an additional percentage based on credit risk. LIBOR is the subject of recent proposals for reform. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit LIBOR rates after 2021. At the end of 2021, the ICE Benchmark Administration, the administrator for LIBOR, ceased publishing one-week and two-month U.S. dollar LIBOR and will cease publishing all remaining U.S. dollar LIBOR tenors on June 30, 2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate. The consequences cannot be entirely predicted and could have an adverse impact on the interest payments under our debt. We will begin using SOFR or an alternative rate following the discontinuation of LIBOR on June 30, 2023. Changes in market interest rates may influence our future financing costs and could reduce our earnings and cash flows.

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

We periodically return value to investors through payment of quarterly dividends and common stock repurchases. In 2020, pursuant to amendments to the Credit Agreement, we suspended our quarterly dividend payment and stock repurchase program due to the impact of the COVID-19 pandemic until the earlier December 31, 2022, or such time as Six Flags Theme Parks Inc. (“SFTP”) reduces the incremental revolving credit commitments by $131.0 million and begins using actual results to test covenant compliance. However, given the uncertainty associated with the ultimate impact of the COVID-19 pandemic on our business and operations, we may determine that it is prudent to continue these suspensions for longer depending on any then-existing limitations on our working capital. We met the terms of the covenants by reducing the incremental revolving credit commitments by $131.0 million during May of 2022. Investors may have an expectation that we will resume our dividend at a certain time and at certain levels or repurchase shares available under Holdings’ repurchase program. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. During the year ended January 1, 2023, we repurchased 3,464,000 shares at an aggregate cost of $96.8 million.

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

We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and water parks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. As the result of the COVID-19 pandemic and impact of expanding restrictions and quarantines on the entertainment industry, the credit rating agencies lowered the ratings on several theme park companies in 2020. In June 2021, Moody’s changed our outlook from “negative” to “stable” and reaffirmed our issuer credit rating of B2 and reaffirmed our issuer-level ratings of Ba2 and B3 on our senior secured and senior unsecured issuances, respectively. Additionally, in June 2021, Standard and Poor’s changed our outlook from “negative” to “positive” in June 2022. In August 2021, Standard and Poor’s increased our issuer credit rating from B- to B+. Standard and Poor’s increased the rating on our senior secured issuances from B to BB, and in November 2022, Standard and Poor’s increased the rating on our senior unsecured from B- to B. In November 2022, our outlook changed from “positive” to “stable”. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings’ common stock.

Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.

Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations, including the obligations under the Company’s debt agreements, and, at such time as dividend payments by Holdings are no longer suspended, to pay dividends on Holdings’ common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on its debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $80.1 million of cash and cash equivalents on a consolidated basis at January 1, 2023, of which a nominal amount was held at Holdings.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2022 fiscal year and that remain unresolved.

ITEM 2.PROPERTIES

Set forth below is a brief description of our material real estate as of January 1, 2023. See also "Business—Description of Parks."

●	Six Flags America, Largo, Maryland—523 acres (owned)
●	Six Flags Discovery Kingdom, Vallejo, California—151 acres (owned)
●	Six Flags Fiesta Texas, San Antonio, Texas—218 acres (owned)
●	Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,116 acres (owned)
●	Six Flags Great America and Hurricane Harbor Chicago, Gurnee, Illinois—297 acres (owned)
●	Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
●	Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
●	Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)
●	Six Flags Magic Mountain, Valencia, California—255 acres (owned)
●	Six Flags Mexico, Mexico City, Mexico—110 acres (leased and occupied pursuant to a permit agreement)(2)
●	Six Flags New England, Agawam, Massachusetts—289 acres (owned)
●	Six Flags Over Georgia, Austell, Georgia—291 acres (leasehold interest)(3)
●	Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)
●	Six Flags St. Louis, Eureka, Missouri—316 acres (owned)
●	Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)
●	La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)
●	The Great Escape and Lodge, Queensbury, New York—372 acres (owned)
●	Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)
●	Six Flags Darien Lake, Corfu, New York—988 acres (leasehold)(7)
●	Frontier City, Oklahoma City, Oklahoma—109 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Oklahoma City, Oklahoma City, Oklahoma—23 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Phoenix, Glendale, Arizona—33 acres (leasehold)(8)
●	Six Flags Hurricane Harbor Splashtown, Spring, Texas—46 acres (leasehold)(7)
●	Six Flags Hurricane Harbor Rockford, Rockford, IL—43 acres (leasehold) (9)
(1)	The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The water park opened to the public in 2017.
(2)	The permit agreement is with the Federal District of Mexico City. The agreement expires in 2024 and the Company intends to seek renewal.
(3)	Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.
(4)	Owned by the Georgia partnership.
(5)	The site is leased from the City of Montreal. The lease expires in 2065.
(6)	The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the water park in 2017.
(7)	These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.
(8)	This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the water park in 2018.
(9)	This site is leased from the Rockford Park District. The lease expires in 2029. We began operating the water park in 2019.

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

ITEM 3.LEGAL PROCEEDINGS

The Company and its subsidiaries are from time-to-time engaged in routine legal proceedings incidental to our business. Information regarding our material legal proceedings is included in Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference. While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See Risk Factors – “Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could adversely affect our financial condition or results of operations.”

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Record Holders

Holdings’ common stock is listed on the New York Stock Exchange under the ticker symbol "SIX." As of March 3, 2023, there were approximately 292 stockholders of record of Holdings’ common stock. This does not reflect holders who beneficially own common stock held in nominee or street name accounts through brokers or banks.

Dividends

Holdings did not pay any dividends during the year ended January 1, 2023. We have met the terms required under the 2020 amendments to the Second Amended and Restated Credit Agreement which dictated the suspension of the repurchase of Holdings’ common stock and payment of dividends. We may continue to determine that it is prudent to continue suspending payments of dividends despite completion of the terms required under the 2020 amendments to the Second Amended and Restated Credit Agreement. We repurchased shares of Holdings’ common stock under previously approved repurchase plans during the year ended January 1, 2023.

Issuer Purchases of Equity Securities

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of March 3, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

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

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	1/2/2022	1/1/2023
Six Flags Entertainment Corporation	100.00	87.71	75.83	57.93	72.33	39.49
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Midcap 400	100.00	88.92	112.21	127.54	159.12	138.34
S&P Movies & Entertainment	100.00	100.61	127.49	177.31	172.95	86.08

ITEM 6.RESERVED

ITEM 7.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant components of the Management’s Discussion and Analysis of Financial Condition and Results of Operations section include:

●	Overview. The overview section provides a summary of Six Flags and the principal factors affecting our results of operations.
●	Critical Accounting Policies. The critical accounting policies section provides detail with respect to accounting policies that are considered by management to require significant judgment and use of estimates and that could have a significant impact on our financial statements.
●	Recent Events. The recent events section provides a brief description of recent developments at the Company.
●	Results of Operations. The results of operations section provides an analysis of our results for the years ended January 1, 2023, and January 2, 2022 and a discussion of items affecting the comparability of our financial statements for those years. Please refer to the results of operations section described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended January 2, 2022, for our discussion and analysis of our results for the years ended January 2, 2022 and December 31, 2020 and a discussion of items affecting the comparability of our financial statements for those years.
●	Liquidity, Capital Commitments and Resources. The liquidity, capital commitments and resources section provides a discussion of our cash flows for the year ended January 1, 2023, and our outstanding debt and commitments existing as of January 1, 2023.
●	Market Risks and Security Analyses. We are principally exposed to market risk related to interest rates and foreign currency exchange rates, which are described in the market risks and security analyses section.
●	Recently Issued Accounting Pronouncements. This section provides a discussion of recently issued accounting pronouncements applicable to Six Flags, including a discussion of the impact or potential impact of such standards on our financial statements when applicable.

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

●	Total guest spending per capita is the total revenue generated from our guests, on a per guest basis, through admission and in-park spending. Total guest spending per capita is calculated by dividing the sum of park admissions and park food, merchandise and other revenue by total attendance.

●	Admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions revenue per capita is calculated by dividing park admission revenue by total attendance.
●	In-park revenue per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food, games and merchandise. In-park revenue per capita is calculated by dividing food, merchandise and other revenue by total attendance.

Overview

We are the largest regional theme park operator in the world and the largest operator of water parks in North America based on the number of parks we operate. Of our 27 regional theme and water parks, 24 are located in the United States, two parks are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, thereby providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences and to meet our guests’ evolving needs and preferences.

Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 54% of total revenue for the years ended January 1, 2023 and January 2, 2022, and approximately 57% of total revenue during the years ended December 31, 2020), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks (which accounted for approximately 42%, 44% and 35% in total revenue for the years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively), and (iii) sponsorship, international agreements and accommodations (which accounted for approximately 4%, 3% and 8% for the years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively).

Revenue from ticket sales and in-park sales are primarily impacted by park attendance and spending per capita. During 2022, attendance decreased 26% due to increased pricing and the elimination of free tickets and heavily discounted product offerings. Revenue decreased by 9% as lower attendance was offset by higher realized prices on admissions products and a higher mix of single day tickets. The increase in In-park spending per capita was due to many of the Company’s in-park pricing initiatives, in-park offerings and a higher mix of single-day ticket guests, who tend to spend more than season pass holders and members on a per visit basis. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from year to year.

During the year ended January 1, 2023, our earnings from park operations excluding the impact of interest, taxes, depreciation, amortization and any other non-cash income or expenditures decreased from prior year, as a result of lower revenue partially offset by a reduction in expenses.

Our principal costs of operations include salaries and wages, employee benefits, advertising, third party services, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance. We anticipate that the tight labor market and recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2023 and future years. Further legislative changes and competitive wage rate pressure could cause these expenses to continue to increase in the future.

Recent Events

On January 31, 2023, the Board of Directors of the Company (the “Board”), upon the recommendation of the Nominating and Corporate Governance Committee of the Board, increased the size of the Board from six to seven members. On January 31, 2023, the Board appointed Marilyn G. Spiegel to serve as an independent director of the Company, effective January 31, 2023, until the Company’s 2023 annual meeting of stockholders or until her successor is elected. As Ms. Spiegel joined the Board following the completion of the fiscal year ended January 1, 2023, she has not executed this Annual Report on Form 10-K for the fiscal year ended January 1, 2023.

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

Valuation of Goodwill and Indefinite-lived Intangible Assets

Goodwill and intangible assets with indefinite useful lives are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may not be recoverable. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. We have one operating segment and all of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. For each year, the fair value of the single reporting unit exceeded our carrying amount (provided that we have one reporting unit at the same level for which Holdings’ common stock is traded, we believe our market capitalization is the best indicator of our reporting unit’s fair value). We have performed a qualitative analysis on our indefinite-lived intangible assets during the fourth quarter of each year.

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

During the year ended January 1, 2023, we recognized an impairment charge of $16.9 million related to our water park in Houston, Texas.

Leadership Changes

We experienced a number of leadership changes in 2022:

●	In March 2022, Sandeep Reddy resigned as Chief Financial Officer
●	From March 2022 to June 2022, Stephen Purtell was Interim Chief Financial Officer
●	In June 2022, Gary Mick was appointed by Holdings’ board of directors as Chief Financial Officer
●	In June 2022, Aimee Williams-Ramey was appointed by Holdings’ board of directors as Chief Legal Officer and Corporate Secretary
●	In July 2022, Denise M. Clark resigned from Holdings’ board of directors
●	Also in July 2022, Holdings’ board of directors appointed Chieh Huang to serve as a member of the board of directors.
●	In January 2023, Holdings’ board of directors expanded the board to add a seventh seat, and appointed Marilyn G. Spiegel to the new position.

Results of Operations

The following table sets forth summary financial information for the years ended January 1, 2023 and January 2, 2022:

	Year Ended		Percentage
(Amounts in thousands, except per capita data)	January 1, 2023	January 2, 2022	Change
Total revenue	$1,358,236	$1,496,905	(9)%
Operating expenses	591,560	647,250	(9)%
Selling, general and administrative expenses	162,158	211,381	(23)%
Costs of products sold	108,146	125,728	(14)%
Other net periodic pension benefit	(5,410)	(5,894)	(8)%
Depreciation and amortization	117,124	114,434	2%
Loss on impairment of park assets	16,943	—	N/M
Loss on disposal of assets	3,927	12,137	(68)%
Interest expense, net	141,590	152,436	(7)%
Loss on debt extinguishment	17,533	—	N/M
Other expense, net	4,126	18,122	(77)%
Income before income taxes	200,539	221,311	(9)%
Income tax expense	46,960	49,622	(5)%
Net income	153,579	171,689	(11)%
Less: Net income attributable to noncontrolling interests	(44,651)	(41,766)	7%
Net income attributable to Six Flags Entertainment Corporation	$108,928	$129,923	(16)%

Other Data:
Attendance	20,434	27,693	(26)%
Admissions revenue per capita	$35.99	$28.73	25%
In-park revenue per capita	$27.94	$23.67	18%
Total guest spending per capita	$63.93	$52.40	22%

Year Ended January 1, 2023 vs. Year Ended January 2, 2022

Revenue

Revenue for the year ended January 1, 2023, totaled $1,358.2 million, a decrease of $138.7 million, or 9%, compared to $1,496.9 million for the year ended January 2, 2022. The decrease in revenue was primarily attributable to a decrease in attendance due to an increase in ticket prices, the elimination of free tickets and heavily-discounted pass products, and fewer operating days. Additionally, we did not open five parks in the fourth quarter of 2022 for Holiday in the Park that had operated Holiday in the Park in 2021. In addition, due to the adoption of a fiscal reporting calendar commencing January 1, 2021, there were three fewer days in the year ended January 1, 2023, compared to the year ended January 2, 2022, which accounted for 89 thousand guests in the year ended January 2, 2022.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the year ended January 1, 2023, increased by $11.53, or 22%, compared to the year ended January 2, 2022, consisting of a $7.26, or 25%, increase in admissions revenue per capita and a $4.27, or 18%, increase in in-park revenue per capita. The increase in admissions revenue per capita was primarily attributable to higher realized prices on season pass and single day tickets, and the reduction of heavily discounted season pass products and free tickets. The increase in in-park revenue per capita reflects the benefits of our revenue management initiatives and in-park initiatives to improve the guest experience.

Operating expenses

Operating expenses for the year ended January 1, 2023, decreased $55.7 million, or 9%, compared to the year ended January 2, 2022, primarily as a result of lower labor expenditures at the parks due to a reduction in operating days and more efficient labor scheduling during 2022. Additionally, we moved some back-office functions to a shared-services center, which shifted some operating costs to selling, general and administrative expenses. These decreases were partially offset by increased operating expenses at our California and Mexico parks in the first quarter of 2022, as these parks were closed due to COVID-19 during the first quarter of 2021 and higher salaries, wages, utilities and maintenance resulting from inflationary pressures.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended January 1, 2023, decreased $49.2 million, or 23%, compared to the year ended January 2, 2022, primarily due to reduced advertising expenses and lower personnel costs. The decline in personnel costs was primarily driven by lower bonus accruals, stock-based compensation and headcount. These reductions were partially offset by higher costs due to the movement of some back-office functions to a shared-services center, which shifted a portion of costs from operating expenses to selling, general and administrative expenses.

Cost of products sold

Cost of products sold during the year ended January 1, 2023, decreased $17.6 million, or 14%, compared to the year ended January 2, 2022, primarily as a decrease in total units sold. Cost of products sold as a percentage of in-park revenue for the year ended January 1, 2023 decreased slightly relative to the prior year period, primarily as a result of the mix of in-park revenue, an increase in retail prices, and a reduction in membership and season pass discounts. The decrease was partially offset by higher unit costs for food and retail items due to inflationary pressures and supply chain disruptions.

Depreciation and amortization expense

Depreciation and amortization expense for the year ended January 1, 2023, increased by $2.7 million, or 2%, compared to the year ended January 2, 2022. The increase in depreciation and amortization is primarily the result of decreased capital expenditures during 2020 due to the COVID-19 pandemic, which reduced depreciation expense in 2021 as compared to 2022 as our capital expenditures returned to more normalized levels.

Loss on disposal of assets

We recognized a $3.9 million loss on disposal of assets for the year ended January 1, 2023, compared to a loss on disposal of assets of $12.1 million for the year ended January 2, 2022. These losses on disposal of assets were primarily driven by the write-off of assets in conjunction with our ongoing capital plan.

Loss on impairment of park assets

We recognized an impairment charge of $16.9 million related to Six Flags Hurricane Harbor Splashtown. The impairment was allocated between the right-of-use assets and property and equipment, on a proportional basis.

Interest expense, net

Interest expense, net decreased $9.9 million, or 6%, for the year ended January 1, 2023, compared to the year ended January 2, 2022. The decrease was primarily attributable to the early redemption of $360.0 million aggregate principal amount of our senior secured 7.00% Notes due 2025 during the second quarter. The reduction resulting from the early redemption was partially offset by borrowings under our revolving credit facility and higher interest rates on our floating rate debt, in particular, after the termination of the August 2019 Swap Agreements in March 2022, which increased our unhedged floating rate debt from $79.0 million to $479.0 million.

Income tax expense

Income tax expense for the year ended January 1, 2023, was $47.0 million reflecting an effective tax rate of 23.4%. The difference between our effective tax rate and the federal statutory rate of 21% primarily results from state and foreign income taxes, which are partially offset by the effect of the non-controlling interest income distribution.

Calculation of EBITDA for the Years Ended January 1, 2023 and January 2, 2022

The presentation of Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex provides additional information to investors about the calculation of, and compliance with, certain financial covenants and other relevant metrics in the Credit agreements.  Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex are material components of these covenants.  We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA related measures in our industry, along with other measures, to estimate the value of a company, to make informed investment decisions and to evaluate companies in the industry.

Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex are not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.

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

The following tables set forth a reconciliation of net income to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the years ended January 1, 2023, and January 2, 2022:

	Year Ended
(Amounts in thousands, except per share data)	January 1, 2023	January 2, 2022
Net income	$153,579	$171,689
Income tax expense	46,960	49,622
Other expense, net	4,126	18,122
Loss on debt extinguishment	17,533	—
Interest expense, net	141,590	152,436
Loss on disposal of assets	3,927	12,137
Depreciation and amortization	117,124	114,434
Loss on impairment of park assets	16,943	—
Stock-based compensation	7,673	21,462
Modified EBITDA	$509,455	$539,902
Third party interest in EBITDA of certain operations	(44,651)	(41,766)
Adjusted EBITDA	$464,804	$498,136
Capital expenditures, net of property insurance recovery	(111,509)	(121,742)
Adjusted EBITDA minus CAPEX	$353,295	$376,394

Weighted-average common shares outstanding - basic	84,366	85,708

Adjusted EBITDA for the year ended January 1, 2023, decreased $33.3 million, or 7%, compared to the year ended January 2, 2022. This was primarily driven by a 9% decrease in revenue due to 26% fewer guests. The decrease in revenue was partially offset by reductions in operating expenses, cost of products sold and sales, general and administrative expenses, due to a reduction in full-time headcount, more efficient labor scheduling, and a decrease in operating days. Capital expenditures, net of property insurance recovery, decreased by $9.8 million due primarily to insurance recoveries of $5.1 million and a shift in spending to guest-facing investments that are less costly than marketable capital.

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

We expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. For the years 2023 and 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million and $30.0 million of taxable income, respectively, per year. We expect taxable income in excess of the annual limitation in those years will be partially offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated in 2020 are not subject to expiration and will carryforward indefinitely.

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

As of January 1, 2023, we had approximately $80.1 million unrestricted cash and $229.0 million available for borrowing under the Second Amended and Restated Revolving Loan. We plan to strategically reinvest in our parks to improve the guest experience. For more information about our planned capital expenditures, see “Capital Improvements and Other Initiatives” under Item 1. Business.

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Net cash provided by operating activities	$269,361	$334,905
Net cash used in investing activities	(111,509)	(121,701)
Net cash used in financing activities	(414,758)	(35,144)
Effect of exchange rate on cash	1,443	(235)
Net (decrease) increase in cash and cash equivalents	$(255,463)	$177,825

During the year ended January 1, 2023, net cash provided by operating activities decreased $65.5 million to $269.4 million, compared to $344.9 million during the period ended January 2, 2022. The decrease was primarily attributable to a decrease in revenue of 9%. This was partially offset by decreases in operating expenses and selling, general and administrative expenses. The largest drivers of the reduction were changes to deferred revenue and accounts receivable which decreased due to the discontinuation of our membership program in favor of more single day tickets and season passes which are typically paid at the time of sale.

Net cash used in investing activities during the year ended January 1, 2023, decreased $10.2 million to $111.5 million from $121.7 million, consisting primarily of lower capital expenditures, net of insurance proceeds. The decrease is attributable primarily to insurance proceeds of $5.1 million and reductions in marketable capital for the 2022 season.

Net cash used in financing activities during the year ended January 1, 2023, was $414.8 million. This was primarily attributable to repayments of borrowings of $460.0 million consisting of the early repayment of $360.0 million of the 2025 Notes and $100.0 million on the Revolving Loan, stock repurchases of $96.8 million and partnership distributions of $44.7 million. This was partially offset by proceeds from borrowing $200.0 million on the Revolving Loan. Net cash used in financing activities during the year ended January 2, 2022, was $35.1 million, mostly attributable to $41.8 million in distributions to noncontrolling interests in the Partnership Parks.

Dividends and Stock Repurchases

See Note 12, Preferred Stock, Common Stock and Other Stockholders’ Equity, to the consolidated financial statements in Item 8 of this Annual Report for information on payment of dividends on Holdings’ common stock and stock repurchases.

Indebtedness

As of January 1, 2023, our indebtedness consisted of a credit facility and senior notes. See following discussion and Note 8, Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report for further details related to our indebtedness.

Credit Facility

SFTP is the borrower under the Second Amended and Restated Credit Facility, as amended from time to time, pursuant to the Second Amended and Restated Credit Agreement, dated as of April 17, 2019, as amended, restated, or modified from time to time (“Credit Agreement”).

As of January 1, 2023, the Second Amended and Restated Credit Facility consisted of a $350.0 million revolving credit loan facility, which had $100.0 million outstanding as of January 1, 2023 and expires on April 17, 2024, and a $479.0 million Tranche B Term Loan facility, which will mature on April 17, 2026. Our ability to borrow under the revolving credit loan facility requires compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the revolving credit loan facility, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the revolving credit loan facility could permit the lenders under the Credit Agreement to accelerate the obligations thereunder.

As of January 1, 2023, we had approximately $21.0 million of outstanding letters of credit, leaving approximately $229.0 million available for borrowing under the revolving credit loan facility. See “Covenant Compliance” discussion below for information regarding our maximum net leverage maintenance covenant, which could impact amounts available for borrowing. We can draw the entire remaining amount available for borrowing under the revolving credit loan facility without being in breach of our maximum net leverage maintenance covenant.

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

On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amounts of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.

As of January 1, 2023, $949.5 million, $365.0 million, and $500.0 million, was outstanding under the 2024 Notes and 2024 Notes Add-on, the 2025 Notes, and the 2027 Notes, respectively.

Covenant Compliance

As of January 1, 2023, we were in compliance with all applicable covenants in the Credit Agreement governing the Second Amended and Restated Credit Facility and expect to be in compliance for the next twelve months.

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

In 2020, we entered into amendments to the Credit Agreement which, among other things, allowed us to use our Borrower Consolidated Adjusted EBITDA from 2019 rather than actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters in 2021 when testing of our senior secured leverage ratio throughout 2022. In connection with these amendments, we agreed to various restrictions, including the suspension of dividend payments on Holdings common stock and stock repurchases, a prohibition from prepaying debt, and a requirement that we maintain minimum liquidity (defined as unrestricted cash and cash equivalents and available commitments under the Second Amended and Restated Revolving Loan) of at least $150.0 million for a specified period. The restriction on prepaying debt and the minimum liquidity requirement end on the earlier of December 31, 2022 or such time that we demonstrate compliance with our senior secured leverage ratio using actual results. On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131.0 million, which reduced the Second Amended and Restated Revolving Loan capacity to $350.0 million from $481.0 million.

Partnership Park Obligations

We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of January 1, 2023, our share of the distribution will be approximately $38.1 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park’s revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Specified Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership. See Note 15, Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for additional information.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of January 1, 2023.

Contractual Obligations

Set forth below is certain information regarding our debt and purchase obligations as of January 1, 2023:

	For the year ended
(Amounts in thousands)	2023	2024 - 2025	2026 - 2027	2028 and beyond	Total
Interest on long-term debt (1)	$138,556	$214,151	$49,991	$—	$402,698
Purchase obligations (2)	112,843	8,000	8,000	100,000	228,843
Total	$251,399	$222,151	$57,991	$100,000	$631,541

(1)	See Note 8 to the consolidated financial statements in Item 8 of this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at January 1, 2023.
(2)	Represents obligations as of January 1, 2023 with respect to insurance, inventory, media and advertising commitments, license fees, computer systems and hardware, and new rides and attractions. Of the amount shown for 2023, approximately $38.1 million represents marketable capital items. The amount for the Warner Bros. license fee is an estimate based on the current amount payable under the license agreement, which is subject to periodic adjustments, and is therefore subject to change. Amounts for new rides and attractions are computed as of January 1, 2023 and include estimates of costs needed to complete such improvements that, in certain cases, are not contractually committed at that date. Amounts do not include obligations to employees that cannot be quantified as of January 1, 2023, which are discussed below. Amounts do not include purchase obligations existing at the individual park-level for supplies and other miscellaneous items, none of which are individually material.

Other Obligations

During the years ended January 1, 2023 and January 2, 2022, we did not make any contributions to our defined benefit pension plan. During the year ended December 31, 2020, we made contributions to our defined benefit pension plan of $1.5 million. Our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer continued to earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13, Pension Benefits, to the consolidated financial statements in Item 8 of this Annual Report for more information on our pension benefit plan.

We do not anticipate making any further contributions to our pension plan based on our current funded status. We plan to contribute to our 401(k) Plan in 2023, and our estimated expense for employee health insurance for 2023 is approximately $14 million.

We maintain insurance of the type and in amounts that we believe is commercially reasonable and that is available to businesses in our industry. See "Insurance" under "Item 1. Business" of this Annual Report. Our insurance premiums and retention levels have remained relatively constant during the three-year period ended January 1, 2023. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

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

The vast majority of our capital expenditures in 2023 and beyond are expected to be made on a discretionary basis.

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

The following is an analysis of the sensitivity of the market value, operations and cash flows of our market risk financial instruments to hypothetical changes in interest rates as if these changes occurred as of January 1, 2023. The range of potential change in the market chosen for this analysis reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of these changes in interest and foreign currency exchange rates.

As of January 1, 2023, we had total long-term debt excluding the impact of debt issuance costs and discounts of $2,393.4 million, of which $1,814.4 million represents fixed-rate debt. The remaining $579.0 million balance represents floating-rate debt. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant.

Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $5.8 million. See Note 8 to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SIX FLAGS ENTERTAINMENT CORPORATION

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of January 1, 2023.

The effectiveness of our internal control over financial reporting as of January 1, 2023 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ SELIM BASSOUL
Selim Bassoul President and Chief Executive Officer

/s/ GARY MICK
Gary Mick Chief Financial Officer

March 7, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Six Flags Entertainment Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of January 1, 2023 and January 2, 2022, the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for each of the fiscal years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 1, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 1, 2023 and January 2, 2022, and the results of its operations and its cash flows for each of the fiscal years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated redemption rate used to determine multi-use offering programs deferred revenue

As discussed in Notes 2(l) and 3 to the consolidated financial statements, guests enrolled in the Company’s multi-use offering programs, including season pass and membership programs, can visit parks an unlimited number of times during the specified period. For such programs, the Company estimates a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognizes a pro-rata portion of the revenue as the guests visit the parks. The Company reviews the estimated redemption rate on an ongoing basis and revises it as necessary throughout the year. As of January 1, 2023, $129 million of deferred revenue was recorded related to the consideration received for multi-use offering programs and other offerings in excess of redemptions.

We identified the evaluation of the estimated redemption rate used to determine the multi-use offering programs deferred revenue as a critical audit matter. Subjective auditor judgment was required to evaluate the Company’s assumptions about how future guest attendance patterns may differ from historical attendance patterns due to changes in the parks’ operations.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s multi-use offering programs deferred revenue process, including controls related to the development of the estimated redemption rate. We assessed outstanding multi-use offering sales utilized by the Company to derive the deferred revenue balance by comparing it to relevant underlying sales documentation. We tested the mathematical accuracy and consistent application of the deferred revenue calculations supporting the recorded deferred revenue account balance. We compared actual guest visits in the current year to the estimated redemption rates.  We developed an independent expectation of the deferred revenue balances related to outstanding multi-use offerings programs and compared such expectation to the recorded amount.

KPMG LLP

We have served as the Company’s auditor since 1993.

Dallas, Texas
March 7, 2023

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Balance Sheets

	As of
	January 1, 2023	January 2, 2022
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$80,122	$335,585
Accounts receivable, net	49,405	97,722
Inventories	44,811	27,273
Prepaid expenses and other current assets	66,452	55,455
Total current assets	240,790	516,035
Property and equipment, net:
Property and equipment, at cost	2,592,485	2,501,829
Accumulated depreciation	(1,350,739)	(1,250,902)
Total property and equipment, net	1,241,746	1,250,927
Other assets:
Right-of-use operating leases, net	158,838	186,754
Debt issuance costs	2,764	4,899
Deposits and other assets	17,905	6,170
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization	344,164	344,187
Total other assets	1,183,289	1,201,628
Total assets	$2,665,825	$2,968,590

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$38,887	$38,251
Accrued compensation, payroll taxes and benefits	15,224	51,473
Accrued insurance reserves	34,053	32,182
Accrued interest payable	38,484	50,554
Other accrued liabilities	67,346	74,290
Deferred revenue	128,627	177,831
Short-term borrowings	100,000	—
Short-term lease liabilities	11,688	11,158
Total current liabilities	434,309	435,739
Noncurrent liabilities:
Long-term debt	2,280,531	2,629,524
Long-term lease liabilities	164,804	178,200
Other long-term liabilities	30,714	36,969
Deferred income taxes	184,637	148,291
Total noncurrent liabilities	2,660,686	2,992,984
Total liabilities	3,094,995	3,428,723

Redeemable noncontrolling interests	521,395	522,067

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,178,294 and 86,162,879 shares issued and outstanding at January 1, 2023 and January 2, 2022, respectively	2,079	2,154
Capital in excess of par value	1,104,051	1,120,084
Accumulated deficit	(1,985,500)	(2,023,251)
Accumulated other comprehensive loss	(71,195)	(81,187)
Total stockholders' deficit	(950,565)	(982,200)
Total liabilities and stockholders' deficit	$2,665,825	$2,968,590

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Operations

	Year Ended
(Amounts in thousands, except per share data)	January 1, 2023	January 2, 2022	December 31, 2020
Park admissions	$735,415	$795,649	$202,646
Park food, merchandise and other	570,965	655,451	126,306
Sponsorship, international agreements and accommodations	51,856	45,805	27,623
Total revenues	1,358,236	1,496,905	356,575
Operating expenses (excluding depreciation and amortization shown separately below)	591,560	647,250	389,726
Selling, general and administrative expenses (including stock-based compensation of $7,673, $21,462 and $19,530 in 2022, 2021 and 2020, respectively, and excluding depreciation and amortization shown separately below)	162,158	211,381	147,295
Costs of products sold	108,146	125,728	34,119
Other net periodic pension benefit	(5,410)	(5,894)	(5,190)
Depreciation and amortization	117,124	114,434	120,173
Loss on impairment of park assets	16,943	—	—
Loss on disposal of assets	3,927	12,137	7,689
Interest expense	143,217	152,901	155,411
Interest income	(1,627)	(465)	(688)
Loss on debt extinguishment	17,533	—	6,106
Other expense, net	4,126	18,122	24,993
Income (loss) before income taxes	200,539	221,311	(523,059)
Income tax expense (benefit)	46,960	49,622	(140,967)
Net income (loss)	153,579	171,689	(382,092)
Less: Net income attributable to noncontrolling interests	(44,651)	(41,766)	(41,288)
Net income (loss) attributable to Six Flags Entertainment Corporation	$108,928	$129,923	$(423,380)

Weighted-average common shares outstanding:
Basic:	84,366	85,708	84,800
Diluted:	84,695	86,651	84,800

Net earnings (loss) per average common share outstanding:
Basic:	$1.29	$1.52	$(4.99)
Diluted:	$1.29	$1.50	$(4.99)

Cash dividends declared per common share	$—	$—	$0.25

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Net income (loss)	$153,579	$171,689	$(382,092)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment (1)	(1,271)	(3,691)	(4,053)
Defined benefit retirement plan (2)	3,535	10,146	(6,259)
Change in cash flow hedging (3)	7,728	8,862	(11,482)
Other comprehensive income (loss), net of tax	9,992	15,317	(21,794)
Comprehensive income (loss)	163,571	187,006	(403,886)
Less: Comprehensive income attributable to noncontrolling interests	(44,651)	(41,766)	(41,288)
Comprehensive income (loss) attributable to Six Flags Entertainment Corporation	$118,920	$145,240	$(445,174)
(1)	Foreign currency translation adjustment is presented net of tax benefit of $0.1 million for the year ended January 1, 2023, and net of tax expense of $0.9 million and $1.2 million for the years ended January 2, 2022, and December 31, 2020, respectively.
(2)	Defined benefit retirement plan is presented net of tax expense of $1.2 million and $3.4 million for the years ended January 1, 2023, and January 2, 2022, respectively, and net of tax benefit of $2.1 million for the year ended December 31, 2020.
(3)	Change in cash flow hedging is presented net of tax expense of $2.6 and $3.0 million for the years ended January 1, 2023, and January 2, 2022, respectively, and net of tax benefit of $3.8 million for the years ended December 31, 2020.

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Equity (Deficit)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at December 31, 2019	84,633,845	$2,116	$1,066,223	$(1,709,747)	$(74,710)	$(716,118)
Issuance of common stock	371,182	8	2,237	—	—	2,245
Stock-based compensation	—	—	19,530	—	—	19,530
Dividends declared to common stockholders	—	—	—	(21,165)	—	(21,165)
Payment of tax withholdings on equity-based compensation through shares withheld	(2,291)	—	(54)	—	—	(54)
Employee stock purchase plan	73,165	2	1,281	—	—	1,283
Fresh start valuation adjustment for SFOT units purchased	—	—	—	924	—	924
Change in redemption value of partnership units	—	—	(18)	—	—	(18)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(423,380)	—	(423,380)
Other comprehensive loss, net of tax	—	—	—	—	(21,794)	(21,794)
Balances at December 31, 2020	85,075,901	$2,126	$1,089,199	$(2,153,368)	$(96,504)	$(1,158,547)
Issuance of common stock	1,175,610	30	13,425	—	—	13,455
Stock-based compensation	—	—	21,462	—	—	21,462
Payment of tax withholdings on equity-based compensation through shares withheld	(127,066)	(3)	(5,292)	—	—	(5,295)
Employee stock purchase plan	38,434	1	1,290	—	—	1,291
Fresh start valuation adjustment for SFOT units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	129,923	—	129,923
Other comprehensive income, net of tax	—	—	—	—	15,317	15,317
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	435,921	11	1,028	—	—	1,039
Stock-based compensation	—	—	7,673	—	—	7,673
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(9,903)	—	(267)	—	—	(267)
Employee stock purchase plan	53,782	1	927	—	—	928
Fresh start valuation adjustment for SFOT units purchased	—	—	—	116	—	116
Net income attributable to Six Flags Entertainment Corporation	—	—	—	108,928	—	108,928
Other comprehensive income, net of tax	—	—	—	—	9,992	9,992
Balances at January 1, 2023	83,178,294	$2,079	$1,104,051	$(1,985,500)	$(71,195)	$(950,565)

See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Cash Flows

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Cash flows from operating activities:
Net income (loss)	$153,579	$171,689	$(382,092)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	117,124	114,434	120,173
Stock-based compensation	7,673	21,462	19,530
Interest accretion on notes payable	1,111	1,108	1,157
Loss on debt extinguishment	17,533	—	6,106
Amortization of debt issuance costs	7,097	7,911	6,535
Other, including loss on disposal of assets	839	10,567	(4,029)
Deferred income taxes expense (benefit)	30,638	39,618	(134,198)
Loss on impairment of park assets	16,943	—	—
Change in accounts receivable	48,648	(61,245)	71,654
Change inventories, prepaid expenses and other current assets	(28,856)	29,265	(19,452)
Change in deposits and other assets	(11,720)	924	5,604
Change in ROU operating leases	11,410	9,905	4,477
Change in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	(79,585)	12,078	79,075
Change in operating lease liabilities	(11,003)	(13,181)	524
Change in accrued interest payable	(12,070)	(9,630)	34,056
Net cash provided by (used in) operating activities	269,361	334,905	(190,880)

Cash flows from investing activities:
Additions to property and equipment	(116,589)	(121,742)	(100,878)
Property insurance recoveries	5,080	—	2,514
Purchase of identifiable intangible assets	—	(12)	—
Proceeds from sale of assets	—	53	7,470
Net cash used in investing activities	(111,509)	(121,701)	(90,894)

Cash flows from financing activities:
Repayment of borrowings	(460,000)	(2,000)	(526,510)
Proceeds from borrowings	200,000	2,000	884,000
Payment of debt issuance costs	—	—	(24,987)
Stock repurchases	(96,774)	—	—
Payment of cash dividends	(200)	(813)	(22,499)
Proceeds from issuance of common stock	1,039	14,486	3,528
Payment of tax withholdings on equity-based compensation through shares withheld	—	(5,295)	(54)
Redemption premium payments on debt extinguishment	(12,600)	—	—
Reduction in finance lease liability	(1,016)	(641)	(493)
Purchase of redeemable noncontrolling interest	(556)	(1,115)	(4,976)
Distributions to noncontrolling interests	(44,651)	(41,766)	(41,288)
Net cash (used in) provided by financing activities	(414,758)	(35,144)	266,721

Effect of exchange rate on cash	1,443	(235)	(1,366)

Net (decrease) increase in cash and cash equivalents	(255,463)	177,825	(16,419)
Cash and cash equivalents at beginning of period	335,585	157,760	174,179
Cash and cash equivalents at end of period	$80,122	$335,585	$157,760

Supplemental cash flow information
Cash paid for interest	$146,693	$147,628	$99,239
Cash paid for income taxes	$10,637	$11,278	$5,917

See accompanying notes to consolidated financial statements.

1.	Description of Business

We own and operate regional theme parks and water parks. We are the largest regional theme park operator in the world and the largest operator of water parks in North America. Of the 27 parks we currently own or operate, 24 parks are located in the United States, two parks are located in Mexico and one park is located in Montreal, Canada.

On April 1, 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that has always been a separate corporation from Holdings), which had operated regional theme parks and water parks under the Six Flags name for nearly 40 years and established an internationally recognized brand name. We own the "Six Flags" brand name in the United States and foreign countries throughout the world. To capitalize on this name recognition, 23 of our current parks are branded as "Six Flags" parks.

Inflation and Supply Chain

Our operations can be impacted by increases in prices, whether caused by inflation or other economic drivers. Our business relies on a large number of seasonal workers. Our labor costs continue to increase due to shortages of qualified workers and competition from other employers. We continually seek to optimize and deploy our existing employees to both maximize revenue generating opportunities and provide the best guest experience. Hiring and retaining our workers continues to be a priority to avoid further labor shortages.

Due to the COVID-19 pandemic and Russia’s invasion of Ukraine, we have experienced widespread supply chain impacts. Supply chain disruption has continued for many of the products and inputs that we use in our parks, including food, merchandise and replacement parts. We have continued to mitigate these impacts to the extent possible by passing these costs on to our customers when possible.

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

This Annual Report covers the period January 3, 2022, through January 1, 2023 (“the year ended January 1, 2023” or “2022”). The comparison period in the prior year covers January 1, 2021, through January 2, 2022 (“the year ended January 2, 2022” or “2021”). The year ended January 2, 2022, contained three extra days due to the calendar change from calendar year reporting. The year ended December 31, 2020, covers the period between January 1, 2020, through December 31, 2020 (“the year ended December 31, 2020” or “2020”).

Intercompany transactions and balances have been eliminated in consolidation.

Certain previously reported amounts have been reclassified to conform to the current year presentation.

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

Cash equivalents consists of transaction settlements in process from credit card companies and short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of January 1, 2023 and January 2, 2022.

e.	Inventories

Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a $0.4 million and a $0.3 million allowance for slow moving inventory as of January 1, 2023, and January 2, 2022, respectively.

f.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include $25.8 million and $23.8 million of spare parts inventory for existing rides and attractions as of January 1, 2023, and January 2, 2022. These items are expensed as the repair or maintenance of rides and attractions occur.

g.	Advertising Costs

Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of January 1, 2023, and January 2, 2022, we had $0.3 million and $2.7 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.

Advertising and promotions expense was $37.3 million, $55.5 million and $19.6 million for the years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively. These amounts are presented within “Selling, general and administrative expenses”.

h.	Debt Issuance Costs

We capitalize costs related to the issuance of debt. Debt issuance costs directly related to the Second Amended and Restated Revolving Loan are presented within other assets as debt issuance costs in our consolidated balance sheets. Debt issuance costs directly related to the Second Amended and Restated Term Loam B and our senior unsecured notes are presented within noncurrent liabilities as a reduction of long-term debt in our consolidated balance sheets. The amortization of such costs is recognized as interest expense using the interest method over the term of the respective debt issue. Amortization related to debt issuance costs was $7.1 million, $7.9 million and $6.5 million for the years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively. See Note 8 for further discussion.

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

k.	Impairment of Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable.

Asset groups are tested at the level of the lowest identifiable group of assets that generate cash inflows that are largely independent of the cash inflows from other assets of groups of assets. We have determined that our lowest identifiable group of assets that generate cash inflows is at the individual theme park or water park level.

We test or long-lived asset groups when changes in circumstances indicate that their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses and a forecast that demonstrates significant continuing losses or significant negative industry or economic concerns at either the local or macroeconomic level. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.

When a triggering event occurs, a test for recoverability is performed, comparing projected undiscounted future cash flows to the carrying value of the theme park or water park. If the undiscounted forecasted cash flows are less than the carrying value of the assets, the theme park’s or water park’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the theme park or water park exceeds its fair value. When an impairment loss is recognized for one of our parks, the adjusted carrying amounts are depreciated over their remaining useful life.

In measuring the fair value of one of our theme parks or water parks, we generally estimate the fair value of the asset group using the discounted cash flow income approach. This approach requires that we make cash flow projections based on assumptions and estimates derived from operating results, forecasts, expected growth rates and cost of capital. We also make certain assumptions about future economic conditions and other data.

During the year ended January 1, 2023, we determined that our leased water park outside of Houston, Texas, Six Flags Hurricane Harbor Splashtown (“Splashtown”) was not recoverable following three years of losses, as well as projected future negative cash flows.  We estimated the fair value of Splashtown using an income approach, using projected discounted cash flows.  The valuation was based on unobservable inputs that require significant judgements for which information is limited, including assumptions regarding future attendance, per-capita guest spending, operating costs and capital requirements.  The discount rate utilized in the model was our internal weighted-average-cost-of-capital, which we believe is reasonable and consistent with a rate that would be utilized by another market participant.  Based on this analysis, we determined that the carrying value of Splashtown exceeded its fair value, resulting in a pre-tax, non-cash loss on impairment of $16.9 million.

The loss on impairment was allocated proportionally, in the amounts of $15.1 million and $1.8 million, to “Right-of-use operating leases, net” and “Property and equipment”, respectively on our consolidated balance sheet.

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

As of January 1, 2023, deferred revenue was primarily comprised of (i) unredeemed season pass and all-season dining pass revenue and (ii) membership payments received while parks were closed during COVID-19.

Certain contracts with customers, primarily memberships and season passes, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers and use residual for any products not sold on a stand-alone basis. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

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

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including the membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we do record an allowance for doubtful accounts. As of January 1, 2023, and January 2, 2022, we have recorded an allowance for doubtful accounts of $4.1 million and $13.8 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our membership plans and season passes with payment plans.

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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $96.0 million and $107.4 million as of January 1, 2023, and January 2, 2022, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss, foreign tax credits and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. We expect to generate taxable income that will allow for the utilization of all of our federal net operating loss carryforwards.

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

We classify interest and penalties attributable to income taxes as part of income tax expense. As of January 1, 2023, and January 2, 2022, we had no accrued interest and penalties liability.

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

Basic earnings (loss) per common share is computed by dividing net income (loss) attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to Holdings’ common stockholders by the weighted average number of common shares outstanding during the period including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.

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

We incurred an impairment charge of $15.1 million related to our right-of-use operating leases, net during the year ended January 1, 2023.

v.	Recently Accounting Pronouncements Not Yet Adopted

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

The following tables present our revenues disaggregated by contract duration for the years ended January 1, 2023, January 2, 2022 and December 31, 2020, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Year Ended January 1, 2023
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$65,207	$10,266	$24,342	$99,815
Short-term contracts and other (a)	670,208	560,699	27,514	1,258,421
Total revenues	$735,415	$570,965	$51,856	$1,358,236

	Year Ended January 2, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$237,932	$28,347	$33,371	$299,650
Short-term contracts and other (a)	557,717	627,104	12,434	1,197,255
Total revenues	$795,649	$655,451	$45,805	$1,496,905

	Year Ended December 31, 2020
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Consolidated
Long-term contracts	$28,627	$2,431	$20,762	$51,820
Short-term contracts and other (a)	174,019	123,875	6,861	304,755
Total revenues	$202,646	$126,306	$27,623	$356,575

(a)	Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain water parks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. We earn international agreements revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. We do not consider revenue recognized for the performance obligations related to our international agreements to be significant, neither individually nor in the aggregate, to any period presented. See Note 1 for additional information on our accounting for performance obligations under these contracts.

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

We recognize season pass revenue in "Park admissions" and “Park food, merchandise and other” over the estimated redemption rate, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and revise it as necessary throughout the year. Amounts received for multi-use admissions in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements using the passage of time as a measure of complete satisfaction of the performance obligations in "Sponsorship, international agreements and accommodations." Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in "Deferred revenue."

At January 1, 2021, $77.6 million of unearned revenue associated with outstanding long-term contracts was reported in “Deferred revenue,” and $86.2 million was recognized as revenue for long-term contracts during the year ended January 2, 2022. As of January 2, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $58.7 million. At January 3, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $86.3 million was recognized as revenue for long-term contracts during the year ended January 1, 2023. As of January 1, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $33.5 million. As of January 1, 2023, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $43.9 million in 2023, $6.9 million in 2024, $0.9 million in 2025 and $0.9 million in 2026 and $0.3 million in 2027 and thereafter.

Short-term Contracts and Other

Our short-term contracts consist primarily of season passes and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from a customer’s purchase of our season pass and membership products, which entitles the customer to visit our parks, including certain water parks, throughout the duration of the parks’ operating season for a fixed fee. Some membership and season pass products include other benefits and discounts for our guests during their visits. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.

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

Arrangements with Multiple Performance Obligations

Certain contracts with customers, primarily season passes and memberships, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers and use residual for any products not sold on a stand-alone basis. We generally expense

(i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.

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

4.	Property and Equipment

As of January 1, 2023, and January 2, 2022, property and equipment was classified as follows:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Land	$219,453	$219,453
Land improvements	315,140	300,756
Buildings and improvements	342,258	328,251
Rides and attractions	1,305,781	1,238,671
Equipment and other	409,853	414,698
Property and equipment, at cost	2,592,485	2,501,829
Accumulated depreciation	(1,350,739)	(1,250,902)
Property and equipment, net	$1,241,746	$1,250,927

As of January 1, 2023, it was determined that the carrying value of our assets at Six Flags Hurricane Harbor Splashtown may not be recoverable. An impairment loss of $16.9 million was recognized with approximately $1.8 million attributable to “Property and equipment” and the remainder to “Right of use operating assets, net”.

Depreciation expense related to fixed assets totaled $116.4 million, $114.4 million and $119.2 million for the years ended January, 1, 2023, January 2, 2022 and December 31, 2020, respectively.

5.	Goodwill and Intangible Assets

For the year ended January 1, 2023, we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. As of each of January 1, 2023, and January 2, 2022, the carrying amount of goodwill was $659.6 million.

As of January 1, 2023, and January 2, 2022, intangible assets, net consisted of the following:

	As of January 1, 2023
	Weighted-Average
	Remaining	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
(Amounts in thousands, except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	3.4	373	(284)	89

Total intangible assets, net		$344,448	$(284)	$344,164

	As of January 2, 2022
	Weighted-Average
	Remaining	Gross		Net
	Amortization Period	Carrying	Accumulated	Carrying
(Amounts in thousands, except years)	(Years)	Value	Amortization	Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075

Finite-lived intangible assets:
Third party licensing rights	5.0	373	(261)	112

Total intangible assets, net		$344,448	$(261)	$344,187

Amortization expense related to finite-lived intangible assets was a nominal amount during the years ended January 1, 2023, and January 2, 2022. We recognized $1.0 million of amortization expense related to finite-lived intangible assets during the year ended December 31, 2020. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending:
2023	$23
2024	23
2025	23
2026	12
2027	1
2028 and thereafter	7
$89

6.	Noncontrolling Interests, Partnerships and Joint Ventures

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.

The following table presents a rollforward of redeemable noncontrolling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at December 31, 2020	$242,595	$280,781	$523,376
Fresh start accounting fair market value adjustment for purchased units	(126)	(68)	(194)
Purchases of redeemable units	(603)	(512)	(1,115)
Change in redemption value of partnership units	—	—	—
Net income attributable to noncontrolling interests	20,866	20,900	41,766
Distributions to noncontrolling interests	(20,866)	(20,900)	(41,766)
Balance at January 2, 2022	241,866	280,201	522,067
Fresh start accounting fair market value adjustment for purchased units	(116)	—	(116)
Purchases of redeemable units	(556)	—	(556)
Net income attributable to noncontrolling interests	22,283	22,368	44,651
Distributions to noncontrolling interests	(22,283)	(22,368)	(44,651)
Balance at January 1, 2023	$241,194	$280,201	$521,395

See Note 15 for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of January 1, 2023, the redemption value of the noncontrolling partnership units in SFOT and SFOG equaled the carrying values.

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

On April 22, 2020, we repaid $315.0 million of the Second Amended and Restated Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged interest was no longer probable of occurring due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements with expiration dates in June 2023 and April 2026.

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

Derivative assets recorded at fair value in our consolidated balance sheets as of January 1, 2023 and January 2, 2022, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	January 1, 2023	January 2, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other current assets	6,135	—
Interest rate swap agreements - other non-current assets	4,446	—
	$10,581	$—

Derivative liabilities recorded at fair value in our consolidated balance sheets as of January 1, 2023 and January 2, 2022, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	January 1, 2023	January 2, 2022
Derivatives Designated as Cash Flow Hedges
Interest rate swap agreements — other accrued liabilities	$—	$(3,986)
Interest rate swap agreements — other long-term liabilities	—	(1,046)
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other accrued liabilities	(8,476)	(4,012)
Interest rate swap agreements - other long-term liabilities	(6,224)	(4,581)
	$(14,700)	$(13,625)

Losses before taxes on derivatives not designated as a cash flow hedge of $0.4 million were presented in “Interest expense” in the consolidated statement of operations for the year ended January 1, 2023.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense” in the consolidated statement of operations for the years ended January 1, 2023, January 2, 2022 and December 31, 2020 were as follows:

	Gain (Loss)			Loss (Gain) Reclassified from
	Recognized in AOCL			AOCL into Operations
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020	January 1, 2023	January 2, 2022	December 31, 2020
Interest Rate Swap Agreements	$11,540	$6,299	$(33,902)	$1,218	$(5,535)	$(3,685)
Total	$11,540	$6,299	$(33,902)	$1,218	$(5,535)	$(3,685)

As of January 1, 2023, we expect to reclassify net gains of $3.2 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months.

8.	Long-Term Indebtedness

Credit Facility

As part of our ongoing operations, we periodically refinance our existing credit facility. As of January 1, 2023, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Second Amended and Restated Credit Facility.

On April 8, 2020, we increased the Second Amended and Restated Revolving Loan by $131.0 million from $350.0 million to $481.0 million.

On April 15, 2020, we amended the Second Amended and Restated Credit Facility substantially concurrently with the closing of the $725.0 million 2025 Notes discussed below to, among other things, (i) permit the issuance of the 2025 Notes, including specifically, permitting the 2025 Notes to mature inside the Second Amended and Restated Term Loan B, (ii) suspend the testing of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2020, (iii) re-establish the financial maintenance covenant thereafter (provided that for the first, second, and third quarters in 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Second Amended and Restated Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) add a minimum liquidity covenant that will apply from the date of the Credit Agreement Amendment through December 31, 2021. The Credit Agreement Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Second Amended and Restated Term Loan B with a portion of the proceeds from the 2025 Notes.

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

On August 26, 2020, we amended the Second Amended and Restated Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Second Amended and Restated Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated

Adjusted EBITDA (as defined in the Credit Agreement governing the Second Amended and Restated Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that will apply through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Second Amended and Restated Credit Facility pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, the incremental $131.0 million revolving credit commitments to the Second Amended and Restated Revolving Loan were extended by one year to December 31, 2022.

On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131.0 million, which reduced the Second Amended and Restated Revolving Loan capacity to $350.0 million from $481.0 million.

As of January 1, 2023, we had $100.0 million outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million). As of January 2, 2022, no amounts were outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $20.2 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of January 1, 2023, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan will mature on April 17, 2024.

As of January 1, 2023 and January 2, 2022, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus an applicable margin, based on our consolidated leverage ratio. As of January 1, 2023 and January 2, 2022, the applicable interest rate on the Second Amended and Restated Term Loan B was 6.14% and 3.00%, respectively. The Second Amended and Restated Term Loan B will mature on April 17, 2026.

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

On July 1, 2022, the Company redeemed $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.

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

On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131.0 million, which reduced the Second Amended and Restated Revolving Loan capacity to $350.0 million from $481.0 million and began testing our senior secured leverage ratio using actual results. The termination of the additional capacity and testing with actual results eliminated the minimum liquidity requirement and ended various restrictions on dividend payments of Holdings’ common stock and stock repurchases and our prohibition from repaying debt.

Total Indebtedness Summary

As of January 1, 2023 and January 2, 2022, total long-term debt consisted of the following:

	As of
(Amounts in thousands)	January 1, 2023	January 2, 2022
Second Amended and Restated Term Loan B	$479,000	$479,000
Second Amended and Restated Revolving Loan	100,000	—
2024 Notes	949,490	949,490
2025 Notes	365,000	725,000
2027 Notes	500,000	500,000
Net discount	(2,138)	(3,249)
Deferred financing costs	(10,821)	(20,717)
Total debt	$2,380,531	$2,629,524
Less short-term borrowings	100,000	—
Total long-term debt	$2,280,531	$2,629,524

As of January 1, 2023, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending:
2023	$—
2024	1,049,490
2025	365,000
2026	479,000
2027	500,000
2028 and thereafter	—
$2,393,490

Fair-Value of Long-Term Indebtedness

As of January 1, 2023, and January 2, 2022, the fair value of our long-term debt was $2,284.3 million and $2,703.5 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.

9.	Selling, General and Administrative Expenses

Selling, general and administrative expenses comprised the following for the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Park	$106,077	$117,830	$80,027
Corporate	56,081	93,551	67,268
Total selling, general and administrative expenses	$162,158	$211,381	$147,295

10.	Stock Benefit Plans

Pursuant to the Long-Term Incentive Plan, Holdings may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. The Company has reserved 19.3 million shares of common stock for issuance under Long-Term Incentive Plan, of which approximately 5.6 million are available for future issuance as of January 1, 2023.

During the years ended January 1, 2023, January 2, 2022 and December 31, 2020, we recognized stock-based compensation expense related to the Long-Term Incentive Plan of $7.7 million, $21.1 million and $19.1 million, respectively, included in selling, general and administrative expense.

As of January 1, 2023, options to purchase approximately 1,684,000 shares of common stock of Holdings, approximately 957,000 shares of restricted stock or restricted stock units and approximately 595,000 shares of performance stock units were outstanding under the Long-Term Incentive Plan and approximately 5,634,000 shares were available for future grant.

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

No stock options were granted during the years ended January 1, 2023, and January 2, 2022.

The following weighted-average assumptions were utilized in the Black-Scholes model to value the stock options granted during the year ended December 31, 2020:

	December 31, 2020
	CEO	Employees
Risk-free interest rate	—%	1.60%
Expected life (in years)	—	3.67
Expected volatility	—%	28.38%
Expected dividend yield	—%	7.18%

The following table summarizes stock option activity for the year ended January 1, 2023:

		Weighted Avg.	Weighted Avg.
		Exercise Price	Remaining	Aggregate
		Per Share	Contractual	Intrinsic Value
(Amounts in thousands, expect per share and term data)	Shares	($)	Term	($)
Balance at January 2, 2022	3,421	$54.25
Granted	—	$—
Exercised	(30)	$35.06
Canceled	(1,542)	$52.59
Forfeited	(165)	$60.20
Expired	—	$—
Balance at January 1, 2023	1,684	$55.52	4.80	$—
Vested and expected to vest at January 1, 2023	1,684	$55.52	4.80	$—
Options exercisable at January 1, 2023	1,551	$55.25	4.27	$—

The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands, expect per share data)	January 1, 2023	January 2, 2022	December 31, 2020
Weighted average grant date fair value per share of options granted	$—	$—	$4.85
Total intrinsic value of options exercised	$181	$5,470	$1,275
Total fair value of vested options	$223	$5,491	$7,369
Total cash received from the exercise of stock options	$1,039	$13,209	$2,235

As of January 1, 2023, there was $0.1 million of unrecognized compensation expense related to option awards. The weighted-average period over which that cost is expected to be recognized is 0.64 years.

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

The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended January 1, 2023:

		Weighted
		Average Grant
		Date Fair Value
		Per Share
(Amounts in thousands, except per share amounts)	Shares	($)
Non-vested balance at January 2, 2022	1,340	$34.91
Granted	416	$36.10
Vested	(364)	$30.82
Forfeited	(435)	$33.66
Canceled	—	$—
Non-vested balance at January 1, 2023	957	$37.55

The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended January 1, 2023, January 2, 2022, and December 31, 2020:

	Year Ended
(Amounts in thousands, expect per share data)	January 1, 2023	January 2, 2022	December 31, 2020
Weighted average grant date fair value per share of stock awards granted	$36.10	$44.07	$18.86
Total grant date fair value of stock awards granted	$15,009	$44,855	$29,597
Total fair value of vested stock awards	$11,210	$14,681	$2,011

There was $17.1 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of January 1, 2023, that is expected to be recognized over a weighted-average period of 1.22 years.

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

During the years ended January 1, 2023, January 2, 2022 and December 31, 2020, approximately 8,000, 7,000 and 7,000 DSUs were granted, respectively. The DSUs had a weighted-average grant date fair value of $29.70, $43.36 and $31.43 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million for the years ended January 1, 2023, and December 31, 2020 and $0.3 million for the year ended January 2, 2022.

As of January 1, 2023, there was no unrecognized compensation expense related to the outstanding DSUs.

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

Holdings’ Board of Directors has not granted stock options since the year ended December 31, 2019; however, many options are still outstanding from prior grants. We recorded a reversal of stock-based compensation for DER grants of $7.4 million and $0.3 million for the years ended January 1, 2023 and January 2, 2022, respectively, and stock-based compensation for DER grants of $0.3 million for the year ended December 31, 2020. All DERs issued upon stock options vesting during these periods accrued based on dividends that Holdings’ declared prior to the suspension of dividend payments in connection with the increase in the Second Amended and Restated Revolving Loan in April 2020.

Performance Stock Units

During the year ended January 2, 2022, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA and revenue performance goals by 2023. The aggregate payout at target achievement under these awards if the performance goals are achieved in 2023 would be 64,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of January 1, 2023, it is not deemed probable that we will achieve the specified performance targets by 2023. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2023 is $3.2 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and we will record the appropriate expense as necessary. No expense has been recognized as of January 1, 2023.

During the year ended January 2, 2022, performance stock units were granted to the chief executive officer that will vest upon the achievement of specified EBITDA performance goals during fiscal years 2022 through 2024, employee and guest satisfaction, and ESG achievement metrics. The aggregate payout at target achievement under these awards if the performance goals are achieved by 2024 would be 50,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of January 1, 2023, it is not deemed probable that we will achieve the specified performance targets by 2024. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2024 is $2.2 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and we will record the appropriate expense as necessary. No expense has been recognized as of January 1, 2023.

During the year ended January 1, 2023, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA performance goals by 2024. The aggregate payout at target achievement under these awards if the performance goals are achieved in 2024 would be 482,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of January 1, 2023, it is not deemed probable that we will achieve the specified performance targets by 2024. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2024 is $18.7 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions going forward, and we will record the appropriate expense as necessary. No expense has been recognized as of January 1, 2023.

Employee Stock Purchase Plan

The Six Flags Entertainment Corporation Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase Holdings’ common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. No more than 2,000,000 shares of common stock of Holdings may be issued pursuant to the ESPP. Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market. As of January 1, 2023, we had 1,487,000 shares available for purchase pursuant to the ESPP.

Stock-based compensation related to purchase rights is recognized based on the intrinsic value of each respective six-month ESPP offering period. As of January 1, 2023, and January 2, 2022, no purchase rights were outstanding under the ESPP.

Stock-based compensation consisted of the following amounts for the years ended January 1, 2023, January 2, 2022 and December 31, 2020. We present separately the reversal of previously recorded stock-based compensation related to the Employee Stock Purchase Plan.

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Long-term incentive plan
Options and restricted stock	$7,549	$21,102	$19,078
Employee stock purchase plan	124	360	452
Total stock-based compensation	$7,673	$21,462	$19,530

11.	Income Taxes

The following table summarizes the domestic and foreign components of our income (loss) before income taxes for the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Domestic	$168,751	$219,283	$(487,594)
Foreign	31,789	2,028	(35,464)
Income (loss) before income taxes	$200,539	$221,311	$(523,059)

The following table summarizes the components of income tax expense (benefit) for the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

(Amounts in thousands)	Current	Deferred	Total
2022:
U.S. federal	$(362)	$20,691	$20,329
Foreign	12,943	3,745	16,688
State and local	3,741	6,202	9,943
Income tax expense	$16,322	$30,638	$46,960
2021:
U.S. federal	$1,631	$33,765	$35,396
Foreign	1,367	(322)	1,045
State and local	7,006	6,175	13,181
Income tax expense	$10,004	$39,618	$49,622
2020:
U.S. federal	$(3,530)	$(99,976)	$(103,506)
Foreign	—	(7,642)	(7,642)
State and local	(3,239)	(26,580)	(29,819)
Income tax benefit	$(6,769)	$(134,198)	$(140,967)

Recorded income tax expense (benefit) differed from amounts computed by applying the U.S. federal income tax rate of 21% for the years ended January 1, 2023, January 2, 2022 and December 31, 2020 to income (loss) before income taxes as a result of the following:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Computed "expected" federal income tax (benefit) expense	$42,113	$46,475	$(109,842)
Effect of noncontrolling interest income distribution	(9,377)	(8,771)	(8,671)
Change in valuation allowance	(11,408)	1,845	(2,482)
Effect of state and local income taxes, net of federal tax benefit	17,514	10,414	(14,356)
Deductible compensation in excess of book	1,463	(4,341)	773
Nondeductible compensation	264	5,652	951
Effect of foreign income taxes	8,913	(1,082)	(4,072)
Effect of foreign tax credits	(977)	(94)	(528)
Other, net	(1,546)	(476)	(2,740)
Income tax expense (benefit)	$46,960	$49,622	$(140,967)

In connection with emergence from Chapter 11 in 2010, the Company recognized cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness. Under federal tax laws, after emergence from Chapter 11, the Company’s NOLs were reduced by approximately $804.8 million of CODI.

Sections 382 and 383 of the Internal Revenue Code (“IRC”) impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards. As a result of the emergence from Chapter 11, the limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company’s limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried forward. The Company has approximately $62.5 million of NOL carry forwards subject to Section 382 limitation.

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and as few as 1 year for tax reporting purposes when 100% bonus depreciation is elected) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred income tax assets and deferred tax liabilities as of January 1, 2023, and January 2, 2022:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Deferred tax assets	$222,593	$251,446
Less: Valuation allowance	95,983	107,391
Net deferred tax assets	126,610	144,055
Deferred tax liabilities	311,247	292,346
Net deferred tax liability	$184,637	$148,291

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Deferred tax assets:
Federal net operating loss carryforwards	$45,463	$70,060
State net operating loss carryforwards	72,814	88,494
Deferred compensation	6,201	8,597
Foreign tax credits	17,786	19,005
Interest limitation carryforward	32,867	4,884
Accrued insurance, pension liability and other	47,462	60,406
Total deferred tax assets	$222,593	$251,446

Deferred tax liabilities:
Property and equipment	$223,337	$213,676
Intangible assets and other	87,910	78,670
Total deferred tax liabilities	$311,247	$292,346

As of January 1, 2023, we had approximately $0.3 billion and $5.7 billion of gross net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $17.8 million expire between 2023 and 2027. We have a valuation allowance of $96.0 million and $107.4 million as of January 1, 2023, and January 2, 2022, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. We analyze our ability to use our foreign tax credits based on our most probable outcome for future foreign sourced income. Based on that analysis, we have determined it is not more likely than not that some of our foreign tax credits will not be fully utilized and have established a valuation allowance of approximately $15.9 million at January 1, 2023. The remainder of our valuation allowance at January 1, 2023 and January 2, 2022 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.

Our unrecognized tax benefit as of each of January 1, 2023 and January 2, 2022 was $25.6 million. We classify interest and penalties attributable to income taxes as part of income tax expense. Due to the Company’s NOL position, we have not accrued any penalties and interest.

12.	Preferred Stock, Common Stock and Other Stockholders’ Equity

Common Stock

As of January 1, 2023, the number of authorized shares of common stock was 280,000,000, of which 83,178,294 shares were outstanding, 5,634,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,487,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, Holdings’ common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.

On March 30, 2017, Holdings announced that its Board of Directors approved a new stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of January 1, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

During the year ended January 1, 2023, we repurchased 3,464,000 shares for an aggregate price of $96.8 million. We did not repurchase any shares during the years ended January 2, 2022, and December 31, 2020.

Holdings has not paid a quarterly cash dividend since the first quarter of 2020.

Preferred Stock

As of January 1, 2023, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers Holdings’ Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Holdings’ common stock. If issued, the preferred stock could also dilute the holders of Holdings’ common stock and could be used to discourage, delay or prevent a change of control.

Accumulated Other Comprehensive Loss

The balances for each component of accumulated other comprehensive loss are as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balance as of December 31, 2019	$(22,184)	$(1,530)	$(49,282)	$(1,714)	$(74,710)
Net current period change	(5,228)	(33,902)	(9,345)	11,968	(36,507)
Amounts reclassified from AOCL	—	3,685	985	(1,165)	3,505
Effects of Adoption of ASU 2018-02	—	14,928	—	(3,720)	11,208
Balance as of December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(4,558)	6,299	12,147	(3,766)	10,122
Amounts reclassified from AOCL	—	5,535	1,402	(1,742)	5,195
Balance as of January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)
Net current period change	(1,175)	11,540	3,817	(3,947)	10,235
Amounts reclassified from AOCL	—	(1,218)	891	84	(243)
Balances at January 1, 2023	$(33,145)	$5,337	$(39,385)	$(4,002)	$(71,195)

The Company had the following reclassifications out of accumulated other comprehensive loss during the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

		Amount of Reclassification from AOCL
		Year Ended
Component of AOCL	Location of Reclassification into Income	January 1, 2023	January 2, 2022	December 31, 2020
Amortization of loss on interest rate hedge	Interest expense	$(1,218)	$5,535	$3,685
	Income tax benefit	306	(1,390)	(917)
	Net of tax	$(912)	$4,145	$2,768

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$891	$1,402	$985
	Income tax expense	(222)	(352)	(248)
	Net of tax	$669	$1,050	$737

Total reclassifications		$(243)	$5,195	$3,505

13.	Pension Benefits

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

Obligations and Funded Status

The following table sets forth the change in our benefit plan obligation and fair value of plan assets as of January 1, 2023, January 2, 2022 and December 31, 2020:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Change in benefit obligation:
Beginning balance	$218,150	$237,126	$221,458
Interest cost	5,518	5,119	6,431
Actuarial (gain) loss	(49,740)	(14,628)	18,243
Benefits paid	(10,667)	(9,467)	(9,006)
Benefit obligation at end of period	$163,261	$218,150	$237,126

Change in fair value of plan assets:
Beginning balance	$217,997	$218,773	$205,463
Actual return on assets	(33,721)	9,871	21,987
Employer contributions	—	—	1,500
Benefits paid	(1,165)	(9,467)	(9,006)
Administrative fees	(10,667)	(1,180)	(1,171)
Fair value of plan assets at end of period	$172,444	$217,997	$218,773

Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of January 1, 2023, and January 2, 2022, the SFTP Benefit Plan’s projected benefit obligation exceeded the fair value of SFTP Benefit Plan assets resulting in the SFTP Benefit Plan being overfunded by $9.2 million and underfunded by $0.2 million, respectively. The overfunded / underfunded amount is recognized in deposits and other assets or other long-term liabilities in our consolidated balance sheets, respectively. Other net periodic pension benefit is separately disclosed within the consolidated statement of operations.

We use December 31 as our measurement date. The weighted average assumptions used to determine benefit obligations are as follows:

	Year Ended
	January 1, 2023	January 2, 2022
Discount rate	4.95%	2.60%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)

The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022	December 31, 2020
Net periodic benefit cost:
Service cost	$1,200	$1,100	$1,200
Interest cost	5,518	5,119	6,431
Expected return on plan assets	(12,237)	(12,272)	(13,119)
Amortization of net actuarial loss	891	1,402	985
Total net periodic benefit	$(4,628)	$(4,651)	$(4,503)

Other comprehensive income:
Current year actuarial gain	$3,817	$12,147	$(9,345)
Recognized net actuarial loss	891	1,402	985
Total other comprehensive gain	$4,708	$13,549	$(8,360)

As of January 1, 2023, and January 2, 2022, we have recorded $39.4 million (net of tax of $9.2 million) and $48.6 million (net of tax of $8.1 million), respectively, in accumulated other comprehensive loss in our consolidated balance sheets.

We anticipate that $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2023.

The weighted average assumptions used to determine net costs are as follows:

	Year Ended
	January 1, 2023	January 2, 2022	December 31, 2020
Discount rate	2.60%	2.20%	3.00%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	6.50%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	24.17	24.77	25.70

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

Plan Assets

The target allocations for plan assets are 92% fixed income securities, 3% international equity securities and 5% alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2(c):

	Fair Value Measurements as of January 1, 2023
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
International Equity (a)	$8,415	$8,415	$—	$—
Fixed Income:
Long Duration Fixed Income (b)	159,158	159,158	—	—
Alternatives:
Other Investments (c)	4,871	—	—	—
Fair Value of Plan Assets	$172,444	$167,573	$—	$—

	Fair Value Measurements as of January 2, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
(Amounts in thousands)	Total	(Level 1)	(Level 2)	(Level 3)
ASSET CATEGORY:
Equity Securities:
International Equity (a)	$16,747	$16,747	$—	$—
Fixed Income:
Long Duration Fixed Income (b)	164,200	164,200	—	—
Alternatives:
Other Investments (c)	37,050	—	—	—
Fair Value of Plan Assets	$217,997	$180,947	$—	$—
(a)	This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.
(b)	The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.
(c)	Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 or 90 day period redemption notice.

Expected Cash Flows

We do not plan to make any contributions to plan trusts in 2023. The following table summarizes expected future benefit payments:

(Amounts in thousands)
Expected benefit payments:
2023	$10,685
2024	11,019
2025	11,274
2026	11,430
2027	11,615
2028 through 2032	58,265
Total expected benefit payments	$114,288

14.	Earnings (Loss) Per Share of Common Stock

For the years ended January 1, 2023, and January 2, 2022, the computation of diluted earnings per common share included the effect of 0.3 million and 0.9 million dilutive stock options and restricted stock units, respectively. For the years ended January 1, 2023, January 2, 2022 and December 31, 2020, the computation of diluted earnings (loss) per share of common stock excluded the effect of 2.5 million, 3.4 million and 6.3 million antidilutive stock options and restricted stock units, respectively. Earnings (loss) per common share for the years ended January 1, 2023, January 2, 2022 and December 31, 2020 was calculated as follows:

	For The Year Ended
(Amounts in thousands, except per share amounts)	January 1, 2023	January 2, 2022	December 31, 2020
Net income (loss) attributable to Six Flags Entertainment Corporation common stockholders	$108,928	$129,923	$(423,380)

Weighted-average common shares outstanding—basic	84,366	85,708	84,800
Effect of dilutive stock options and restricted stock units	329	943	—
Weighted-average common shares outstanding—diluted	84,695	86,651	84,800

Earnings (loss) per share—basic	$1.29	$1.52	$(4.99)
Earnings (loss) per share—diluted	$1.29	$1.50	$(4.99)

15.	Commitments and Contingencies

Partnership Parks

On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of January 1, 2023, our share of the distribution will be approximately $38.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Specified Price for the Partnership Parks, if determined as of January 1, 2023 is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of January 1, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

In 2027 and 2028, we will have the option to purchase all remaining units in the Georgia limited partner and the Texas limited partner, respectively, at a price based on the Specified Price, increased by a cost of living adjustment. Pursuant to the 2022 annual offer, 0.25358 units from the Texas partnership for approximately $0.6 million in May 2022. We did not purchase any units from the Georgia partnership during 2022. Pursuant to the 2021 annual offer, we purchased 0.125 units from the Georgia partnership for approximately $0.5 million and 0.2748 units from the Texas partnership for approximately $0.6 million in May 2021. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2023 at both parks aggregates to approximately $521.4 million, representing approximately 68.5% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT. The $350.0 million accordion feature on the Second Amended and Restated Term Loan B under the Second Amended and Restated Credit Facility is available for borrowing for future "put" obligations if necessary.

In connection with our acquisition of the Former SFEC, we entered into the Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations which own the entities that have purchased and will purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities. The 2022 sale of Time Warner to Discovery did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.

We incurred $20.6 million of capital expenditures at these parks during the 2022 season and intend to incur approximately $20.4 million of capital expenditures at these parks for the 2023 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.0 million of cash in 2022 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of January 1, 2023 and January 2, 2022, we had total loans receivable outstanding of $288.3 million, from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta, and to make capital improvements and distributions to the limited partners.

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

We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2023. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.

Legal Proceedings

While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Except as noted below, given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

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

Putative Securities Class Action Lawsuit

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. Plaintiffs’ appeal is captioned Oklahoma Firefighters Pension & Ret. Sys. v. Six Flags Ent. Corp., et al., No. 21-10865 (5th Cir.). The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court.

We believe this lawsuit is without merit; however, there can be no assurance regarding the ultimate outcome. Regardless of the merit of plaintiffs’ claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

Stockholder Derivative Lawsuits

On March 20, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings in the U.S. District Court for the Northern District of Texas against certain of its then-current and former executive officers and directors (the “individual defendants”) in an action captioned Schwartz v. Reid-Anderson, et al., Case No. 4:20-cv-00262-P (N.D. Tex.). In April 2020, two additional stockholder derivative lawsuits, making substantially identical allegations as the Schwartz complaint, were filed by Trustees of the St. Clair County Employees’ Retirement System and Mr. Mehmet Ali Albayrak in the U.S. District Court for the Northern District of Texas in actions captioned Martin, et al. v. Reid-Anderson, et al., Case No. 4:20-cv-00311-P (N.D. Tex.) and Albayrak v. Reid-Anderson, et al., Case No. 4:20-cv-00312-P (N.D. Tex.), respectively. On April 8, 2020, plaintiffs in all three of these putative derivative actions moved to consolidate the actions and appoint lead counsel. On May 8, 2020, the district court granted the plaintiffs’ motion to consolidate. The consolidated action is captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. 4:20-cv-00262-P (N.D. Tex.). On August 10, 2020, plaintiffs filed a consolidated derivative complaint. The consolidated derivative complaint alleges breach of fiduciary duty, insider selling, waste of corporate assets, unjust enrichment, and contribution for violations of federal securities laws. The consolidated derivative complaint references, and makes many of the same allegations as are set forth in, the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, committed waste, are liable for contribution for, or were unjustly enriched by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The consolidated derivative complaint also alleges that a former officer and director sold shares of the Company while allegedly in possession of material non-public information concerning the same. On September 9, 2020, Holdings and the individual defendants filed a motion to dismiss the consolidated complaint. On April 28, 2021, the district court granted defendants’ motion, dismissing the consolidated complaint in its entirety and with prejudice and denying leave to amend. Plaintiffs’ time to appeal the judgment dismissing this action in its entirety and with prejudice and denying leave to amend lapsed in May 2021.

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Richard Francisco in Texas state court against certain of its then-current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the district court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in Texas state court by putative stockholder Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the district court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through final resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action was captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Derivative Litigation, No. 096-320958-20 (96th Dist. Ct., Tarrant Cty., Tex.).

On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement.

On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement.

Wage and Hour Class Action Lawsuits

Holdings and/or certain of its consolidated subsidiaries are named defendants in various lawsuits generally alleging violations of federal and/or state laws regulating wage and hour pay. Plaintiffs in these lawsuits seek monetary damages, including unpaid wages, statutory penalties, and/or attorneys’ fees and costs. Regardless of the merits of particular suits, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distract management from the operation of our business. In recognition of these impacts on the business, the Company may enter into settlement agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or at all, or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses. The outcomes of these lawsuits are inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from these matters in excess of the amounts that we have recognized for these lawsuits, which amounts are not material to our consolidated financial statements.

COVID-19 Park Closure Lawsuits

Since COVID-19 began affecting the operations of our parks in mid-March 2020, three similar purported class action complaints were filed against Holdings or one of its subsidiaries in the U.S. District Court for the Central District of California on April 10, 2020, April 13, 2020, and April 21, 2020. These complaints allege that we, in violation of California law, charged members and season passholders while the parks were closed and did not provide refunds for the amounts charged. The complaints seek compensatory damages, punitive damages, restitution, and unspecified injunctive relief. On April 22, 2021, the parties entered into a settlement agreement to resolve the lawsuits, and on January 5, 2022, the court granted final settlement approval. We have reserved the full amount of our obligations under the settlement agreement.

Personal Injury Lawsuit

On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. The court will conduct the first bellwether trial on April 17, 2023. Discovery is ongoing, as the parties prepare for trial. Additionally, ahead of trial, there are multiple motions pending, including motions for summary judgment on multiple causes of action. We have defended this litigation vigorously and will continue to do so. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into settlement agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from these matters in excess of the amount that we have recorded for this litigation, which amount is not material to our consolidated financial statements.

Litigation Relating to Routine Proceedings

We are also engaged from time to time in other routine legal and tax proceedings incidental to our business. We do not believe that any of these routine proceedings will have a material impact on the business or our financial condition.

Securities and Exchange Commission Investigation

The Securities and Exchange Commission is conducting an investigation into the Company’s disclosures and reporting made in 2018 through February 2020 related to its business, operations and growth prospects of its Six Flags branded parks in China and the financial health of its former business partner, Riverside Investment Group Co. Ltd.  The Company received a document subpoena in February 2020 and subsequently certain current and former executives received subpoenas in connection with this matter and they continue to provide responsive information.  The Company is fully cooperating and is committed to continuing to cooperate fully with the SEC in this matter.  We cannot predict the length, scope or results of the investigation, or the impact, of the investigation on our results of operations, business or financial condition.

Tax and other contingencies

As of January 1, 2023, and January 2, 2022, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.

16. Leases

We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 43 years, some of which include an option to extend the underlying leases for up to 20 years, and some of which include an option to terminate the underlying lease within one year. For our noncancelable operating leases with such options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.

The components of lease cost for the year ended January 1, 2023 and January 2, 2022 are as follows:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Finance Lease Expense
Amortization of ROU assets	$980	$900
Interest on lease liabilities	90	106
Operating lease cost	23,896	24,152
Short-term lease cost	6,038	3,904
Variable lease cost	5,363	6,744
Total lease cost	$36,367	$35,806

Lease costs for the years ended January 1, 2023, January 2, 2022 and December 31, 2020 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.

Other information related to leases for the years ended January 1, 2023 and January 2, 2022 is as follows:

	Year Ended
(Amounts in thousands, except for lease term and discount rate)	January 1, 2023	January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22,578	$26,936
Financing cash flows for finance leases	926	641
Operating cash flows from finance leases	90	106
Operating Leases
ROU assets obtained in exchange for lease liabilities	268	384
Finance Leases
ROU assets obtained in exchange for lease liabilities	—	1,702

Additional information related to our operating leases for the year ended January 1, 2023 is as follows:

Weighted average remaining lease term (in years)	18.0
Weighted average discount rate	6.88%

Additional information related to our finance leases for the year ended January 1, 2023 is as follows:

Weighted average remaining lease term (in years)	2.0
Weighted average discount rate	3.84%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands)	January 1, 2023	January 2, 2022
Operating Leases
Right of use assets, net	$158,838	$186,754

Short-term lease liabilities	10,689	10,181
Long-term lease liabilities	163,892	176,180
Total operating lease obligation	$174,581	$186,361

Finance Leases
Property and equipment, at cost	$3,920	$4,131
Accumulated depreciation	(2,074)	(1,148)
Total property and equipment, net	$1,846	$2,983

Short-term lease liabilities	$999	$977
Long-term lease liabilities	912	2,020
Total finance lease obligation	$1,911	$2,997

Maturities of noncancelable operating and finance lease liabilities as of January 1, 2023, are summarized in the table below.

(Amounts in thousands)	As of January 1, 2023
	Finance Leases	Operating Leases
2024	$1,052	$22,086
2025	797	20,332
2026	132	18,233
2027	—	17,791
2028	—	17,751
Thereafter	—	224,009
Total	$1,981	$320,202
Less: present value discount	(70)	(145,621)
Lease liability	$1,911	$174,581

During the year ended January 1, 2023, we recognized an impairment loss on the right-of-use asset of $15.1 million at our Houston water park.

17.	Business Segments

Our chief operating decision maker “CODM” regularly receives consolidated information which is used to make strategy decisions. Each individual park location, has a Park President or General Manager responsible for the operational results and executing the strategy set forth by the CODM. Substantially all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment - parks.

All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, intangible assets and right-of-use assets), revenues and income (loss) before income taxes by domestic and foreign jurisdictions as of or for the years ended January 1, 2023, January 2, 2022 and December 31, 2020:

	Domestic	Foreign	Total
As of or for the year ended January 1, 2023
Long-lived assets	$2,290,318	$114,048	$2,404,366
Revenues	1,235,356	122,879	1,358,236
Income before income taxes	168,751	31,789	200,539
As of or for the year ended January 2, 2022
Long-lived assets	$2,324,420	$117,066	$2,441,486
Revenues	1,407,671	89,234	1,496,905
Income before income taxes	219,283	2,028	221,311
As of or for the year ended December 31, 2020
Long-lived assets	$2,317,009	$134,805	$2,451,814
Revenues	334,713	21,862	356,575
Loss before income taxes	(487,594)	(35,465)	(523,059)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm on any matter of accounting principles or practices or financial statement disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of January 1, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.

Attestation Report of Registered Public Accounting Firm

KPMG LLP’s Attestation Report included in Item 8 of this Annual Report is incorporated by reference herein.

Changes in Internal Control Over Financial Reporting During the Quarter Ended January 1, 2023

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended January 1, 2023 other than certain internal controls related to the implementation of a new accounting and financial reporting system that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Not applicable

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, our codes of ethics and other corporate governance information is incorporated by reference to the information set forth in the sections entitled "Proposal 1: Election of Directors" and "Corporate Governance" in our Proxy Statement for our 2023 annual meeting of stockholders to be filed with the SEC not later than 120 days after the fiscal year ended January 1, 2023 (the "2023 Proxy Statement").

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled "2022 Non-Employee Director Compensation," "Executive Compensation," "Corporate Governance," “Compensation Committee Interlocks and Insider Participation,” and "Compensation Committee Report" in the 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2023 Proxy Statement.

Equity Compensation Plan Information

The following table contains information as of January 1, 2023 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

	(a)		(b)		(c)
	Number of securities		Weighted-average		Number of securities
	to be		exercise price of		remaining available
	issued upon exercise		outstanding		for future issuance
	of outstanding options,		options, warrants		under equity
Plan Category	warrants and rights		and rights		compensation plans
Equity compensation plans approved by security holders	1,684,000	(1)	$55.52	(2)	7,121,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,684,000		$55.52		7,121,000
(1)	Excludes restricted stock units outstanding under the Company’s Long-Term Incentive Plan and rights outstanding under the Company’s Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company’s Employee Stock Purchase Plan.
(2)	The determination of the weighted-average exercise price excludes outstanding rights under the Company’s Employee Stock Purchase Plan and restricted stock units under the Company’s Long-Term Incentive Plan.
(3)	Consists of 1,487,000 shares reserved for issuance under the Company’s Employee Stock Purchase Plan and 5,634,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the information set forth in the sections entitled "Transactions with Related Persons" and "Corporate Governance — Independence" in the 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled "Audit, Audit-Related, and Tax Fees" in the 2023 Proxy Statement.

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

Form of Performance Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan – incorporate by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarterly period ended April 3, 2022

10.20	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.
10.21

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

10.22

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

10.24

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

10.26

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

10.27

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

10.28

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

10.31	†

Employment Agreement, dated November 14, 2021, by and between Six Flags Entertainment Corporation and Selim A. Bassoul—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2021.

10.32	†

Employment Agreement, dated May 31, 2022, by and between Gary Mick and Six Flags Entertainment Corporation – incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 31, 2022

10.34	†

Employment Agreement, dated June 13, 2022, by and between Aimee Williams-Ramey and Six Flags Entertainment Corporation – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 14, 2022

10.35

Amendment No. 1, dated November 10, 2022, to the Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 10, 2022

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

The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended January 1, 2023 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended January 1, 2023, formatted in Inline XBRL.

*	Filed herewith

†	Management contract or compensatory plan
(b)	Exhibits

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

Date: March 7, 2023

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ SELIM BASSOUL
Selim Bassoul President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ SELIM BASSOUL	Director, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2023
Selim Bassoul

/s/ GARY MICK	Chief Financial Officer (Principal Financial Officer)	March 7, 2023
Gary Mick

/s/ DEREK SAMPLE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2023
Derek Sample

/s/ BEN BALDANZA	Non-Executive Chairman	March 7, 2023
Ben Baldanza

/s/ ESI EGGLESTON BRACEY	Director	March 7, 2023
Esi Eggleston Bracey

/s/ CHIEH HUANG	Director	March 7, 2023
Chieh Huang

/s/ ENRIQUE RAMIREZ MENA	Director	March 7, 2023
Enrique Ramirez Mena

/s/ ARIK RUCHIM	Director	March 7, 2023
Arik Ruchim
Director
Marilyn Spiegel