Form 10-Q
period 2023-04-02
Six Flags Entertainment Corp
filed 2023-05-08
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended April 2, 2023 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 3, 2023, Six Flags Entertainment Corporation had 83,284,345 outstanding shares of common stock, par value $0.025 per share.

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

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•	factors impacting attendance, such as local conditions, contagious diseases, including COVID-19 and Monkey Pox, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•	regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19 and Monkey Pox, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•	economic impact of political instability and conflicts globally, such as the war in Ukraine;
•	recall of food, toys and other retail products sold at our parks;
•	accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•	availability of commercially reasonable insurance policies at reasonable rates;
•	inability to achieve desired improvements and financial performance targets;
•	adverse weather conditions, such as excess heat or cold, rain and storms;
•	general financial and credit market conditions, including our ability to access credit or raise capital;
•	macro-economic conditions (including supply chain issues and the impact of inflation on customer spending patterns);
•	our ability to successfully implement our strategy;
•	changes in public and consumer tastes;
•	construction delays in capital improvements or ride downtime;
•	competition with other theme parks, water parks and entertainment alternatives;
•	dependence on a seasonal workforce;
•	unionization activities and labor disputes;
•	laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, healthcare reform and potential wage and hour claims;
•	availability of labor;
•	environmental laws and regulations;

•	laws and regulations affecting corporate taxation;
•	pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•	cyber security risks; and
•	other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended January 1, 2023 (the "2022 Annual Report"), and in this Quarterly Report.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	April 2, 2023	January 1, 2023	April 3, 2022
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,749	$80,122	$252,203
Accounts receivable, net	45,462	49,405	86,461
Inventories	41,016	44,811	39,161
Prepaid expenses and other current assets	83,639	66,452	55,454
Total current assets	234,866	240,790	433,279
Property and equipment, net:
Property and equipment, at cost	2,621,518	2,592,485	2,528,135
Accumulated depreciation	(1,380,846)	(1,350,739)	(1,280,969)
Total property and equipment, net	1,240,672	1,241,746	1,247,166
Other assets:
Right-of-use operating leases, net	156,376	158,838	184,643
Debt issuance costs	2,230	2,764	4,365
Deposits and other assets	20,272	17,905	10,779
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $290, $284 and $266 as of April 2, 2023, January 1, 2023 and April 3, 2022, respectively	344,158	344,164	344,182
Total other assets	1,182,654	1,183,289	1,203,587
Total assets	$2,658,192	$2,665,825	$2,884,032

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$43,513	$38,887	$65,652
Accrued compensation, payroll taxes and benefits	14,417	15,224	22,444
Accrued insurance reserves	34,032	34,053	32,423
Accrued interest payable	27,527	38,484	33,217
Other accrued liabilities	60,032	67,346	94,052
Deferred revenue	152,096	128,627	185,094
Short-term borrowings	170,000	100,000	—
Short-term lease liabilities	12,040	11,688	11,383
Total current liabilities	513,657	434,309	444,265
Noncurrent liabilities:
Long-term debt	2,281,841	2,280,531	2,631,246
Long-term lease liabilities	166,562	164,804	180,464
Other long-term liabilities	28,477	30,714	10,502
Deferred income taxes	162,973	184,637	133,264
Total noncurrent liabilities	2,639,853	2,660,686	2,955,476
Total liabilities	3,153,510	3,094,995	3,399,741

Redeemable noncontrolling interests	521,395	521,395	522,067

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,279,300, 83,178,294 and 86,248,545 shares issued and outstanding at April 2, 2023, January 1, 2023 and April 3, 2022, respectively	2,082	2,079	2,156
Capital in excess of par value	1,107,258	1,104,051	1,124,603
Accumulated deficit	(2,055,359)	(1,985,500)	(2,088,913)
Accumulated other comprehensive loss, net of tax	(70,694)	(71,195)	(75,622)
Total stockholders' deficit	(1,016,713)	(950,565)	(1,037,776)
Total liabilities and stockholders' deficit	$2,658,192	$2,665,825	$2,884,032

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	April 2, 2023	April 3, 2022
Park admissions	$76,303	$72,987
Park food, merchandise and other	52,786	54,269
Sponsorship, international agreements and accommodations	13,101	10,851
Total revenues	142,190	138,107
Operating expenses (excluding depreciation and amortization shown separately below)	108,870	109,719
Selling, general and administrative expenses (including stock-based compensation of $3,314 and $4,225 in 2023 and 2022, respectively, and excluding depreciation and amortization shown separately below)	44,247	39,257
Costs of products sold	9,765	10,115
Depreciation and amortization	29,114	29,049
Loss (gain) on disposal of assets	2,435	(2,100)
Operating loss	(52,241)	(47,933)
Interest expense, net	36,302	37,530
Other income, net	(832)	(688)
Loss before income taxes	(87,711)	(84,775)
Income tax benefit	(17,852)	(19,113)
Net loss attributable to Six Flags Entertainment Corporation	$(69,859)	$(65,662)

Weighted-average common shares outstanding:
Basic:	83,207	86,197
Diluted:	83,207	86,197

Earnings per average common share outstanding:
Basic:	$(0.84)	$(0.76)
Diluted:	$(0.84)	$(0.76)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 2, 2023	April 3, 2022
Net loss	$(69,859)	$(65,662)
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	916	(4,085)
Defined benefit retirement plan (2)	176	171
Change in cash flow hedging (3)	(591)	9,479
Other comprehensive income, net of tax	501	5,565
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(69,358)	$(60,097)

(1)  Foreign currency translation adjustment is presented net of tax expense of $0.1 million for the three months ended April 2, 2023, and net of tax benefit of $1.1 million for the three months ended April 3, 2022.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended April 2, 2023 and April 3, 2022.

(3)  Change in cash flow hedging is presented net of tax benefit of $0.2 million for the three months ended April 2, 2023 and net of tax expense of $3.1 million for the three months ended April 3, 2022.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	87,702	2	297	—	—	299
Stock-based compensation	—	—	4,225	—	—	4,225
Payment of tax withholdings on equity-based compensation through shares withheld	(2,036)	—	(3)	—	—	(3)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(65,662)	—	(65,662)
Net other comprehensive income, net of tax	—	—	—	—	5,565	5,565
Balances at April 3, 2022	86,248,545	$2,156	$1,124,603	$(2,088,913)	$(75,622)	$(1,037,776)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 1, 2023	83,178,294	$2,079	$1,104,051	$(1,985,500)	$(71,195)	$(950,565)
Issuance of common stock	104,660	3	$(3)	$—	$—	—
Stock-based compensation	—	—	$3,314	$—	$—	3,314
Payment of tax withholdings on equity-based compensation through shares withheld	(3,654)	—	$(104)	$—	$—	(104)
Net loss attributable to Six Flags Entertainment Corporation	—	—	$—	$(69,859)	$—	(69,859)
Net other comprehensive income, net of tax	—	—	$—	$—	$501	501
Balances at April 2, 2023	83,279,300	$2,082	$1,107,258	$(2,055,359)	$(70,694)	$(1,016,713)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
(Amounts in thousands)	April 2, 2023	April 3, 2022
Cash flows from operating activities:
Net loss	$(69,859)	$(65,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,114	29,049
Stock-based compensation	3,314	4,225
Interest accretion on notes payable	278	278
Amortization of debt issuance costs	1,566	1,978
Loss (gain) on disposal of assets	2,435	(2,100)
Deferred income tax benefit	(20,672)	(18,347)
Other	30	5,220
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,426	11,535
Increase in inventories, prepaid expenses and other current assets	(18,672)	(11,512)
Decrease (increase) in deposits and other assets	2,834	(4,600)
Decrease in ROU operating leases	2,847	2,585
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	12,070	6,815
Increase in operating lease liabilities	1,977	2,161
Decrease in accrued interest payable	(10,957)	(17,337)
Net cash used in operating activities	(56,269)	(55,712)

Cash flows from investing activities:
Additions to property and equipment	(25,488)	(32,071)
Property insurance recoveries	481	3,081
Net cash used in investing activities	(25,007)	(28,990)

Cash flows from financing activities:
Repayment of borrowings	(10,000)	—
Proceeds from borrowings	80,000	—
Payment of debt issuance costs	(970)	—
Payment of cash dividends	—	(14)
Proceeds from issuance of common stock	—	299
Payment of tax withholdings on equity-based compensation through shares withheld	(104)	(3)
Reduction in finance lease liability	(247)	(201)
Net cash provided by financing activities	68,679	81

Effect of exchange rate on cash	(2,776)	1,239

Net change in cash and cash equivalents	(15,373)	(83,382)
Cash and cash equivalents at beginning of period	80,122	335,585
Cash and cash equivalents at end of period	$64,749	$252,203

Supplemental cash flow information
Cash paid for interest	$46,209	$52,157
Cash paid for income taxes	$311	$885

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and water parks. We are the largest regional theme park operator in the world, and we are the largest operator of water parks in North America based on the number of parks we operate. Of the 27 parks we owned or operated as of April 2, 2023, 24 parks are located in the United States, two are located in Mexico and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Our current fiscal year will end on December 31, 2023. This Quarterly Report covers the period January 2, 2023 – April 2, 2023 (“the three months ended April 2, 2023). The comparison period in the prior year covers the dates January 3, 2022 – April 3, 2022 (“the three months ended April 3, 2022”).

The 2022 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three months ended April 2, 2023, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 70% - 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

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

Supply chain disruption has continued for many of the products and inputs that we use in our parks, including food, merchandise and replacement parts, causing costs to increase. We have continued to mitigate these impacts to the extent possible by passing these costs on to our customers when possible.

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

b.  Income Taxes

We recorded a valuation allowance of $97.6 million, $96.0 million and $107.8 million as of April 2, 2023, January 1, 2023 and April 3, 2022, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of April 2, 2023, January 1, 2023 and April 3, 2022, we had no recorded amounts for accrued interest or penalties.

c. Goodwill and Intangibles

As of April 2, 2023, the fair value of our single reporting unit exceeded its carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. At April 2, 2023, we did not identify any triggering events that would require a full quantitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable, “triggering event(s)”. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the future net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of April 2, 2023, we did not identify any triggering events that would require a quantitative analysis.

e.  Earnings Per Common Share

We incurred a net loss for the three months ended April 2, 2023, and April 3, 2022. Therefore, diluted shares outstanding equaled basic shares outstanding for the purposes of determining loss per common share because their inclusion would be antidilutive. The computation of diluted earnings per share excluded the effect of 1,607,000 and 2,744,000 antidilutive stock options, restricted stock units and performance stock units for the three months ended April 2, 2023, and April 3, 2022, respectively.

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

Periodically, we will grant performance stock units to key employees. These awards vest on attainment of specific objectives most often related to Adjusted EBITDA or recognized revenue over a defined period. As of April 2, 2023, we have not determined that it is probable that we achieve any of the specific objectives, and thus, we have not recognized any expense associated with any outstanding performance stock units.

During the three months ended April 2, 2023, and April 3, 2022, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	April 2, 2023	April 3, 2022
Long-Term Incentive Plan	$3,284	$4,150
Employee Stock Purchase Plan	30	75
Total Stock-Based Compensation	$3,314	$4,225

During the three months ended April 2, 2023, and April 3, 2022, we paid a nominal amount to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares of Holdings’ common stock. These dividends were declared prior to the suspension of dividend payments.

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products that allow for payment plans, such as season passes and memberships. We are not exposed to a significant concentration of credit risk; however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of April 2, 2023, January 1, 2023 and April 3, 2022, we have recorded an allowance for doubtful accounts of $2.7 million, $4.1 million and $5.7 million, respectively, which is primarily comprised of estimated payment defaults under our membership program and multi-use admission products that allow for payment plans. To the extent that payments under our membership program and multi-use admission products have not been recognized in revenue, the allowance for doubtful accounts recorded is offset with a corresponding reduction in deferred revenue.

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

2.  Revenue

Revenues are recognized when control of the promised goods or services are transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Sales and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. Incidental items that are immaterial in the context of the contract are recognized as expense.

The following tables present our revenues disaggregated by contract duration for the three months ended April 2, 2023, and April 3, 2022, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively. Sales and usage-based taxes are excluded from revenues.

	Three Months Ended April 2, 2023
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$4,861	$540	$6,763	$12,164
Short-term contracts and other (a)	71,442	52,246	6,338	130,026
Total revenues	$76,303	$52,786	$13,101	$142,190

	Three Months Ended April 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$3,951	$782	$6,528	$11,261
Short-term contracts and other (a)	69,036	53,487	4,323	126,846
Total revenues	$72,987	$54,269	$10,851	$138,107
(a)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

At January 1, 2023, $33.5 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $12.2 million was recognized as revenue for long-term contracts during the three months ended April 2, 2023. As of April 2, 2023, we had $152.1 million of deferred revenue of which the total unearned amount of revenue for remaining long-term contract performance obligations was $42.8 million. At January 2, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $12.2 million was recognized as revenue for long-term contracts during the three months ended April 3, 2022. As of April 3, 2022, we had $185.1 million in deferred revenue, of which the total unearned amount of revenue for remaining long-term contract performance obligations was $59.0 million.

As of April 2, 2023, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $54.6 million in the remainder of 2023, $17.7 million in 2024, $9.3 million in 2025, $7.1 million in 2026, and $12.8 million in 2027 and thereafter.

3. Long-Term Indebtedness

Credit Facility

As of April 2, 2023, our credit facility consisted of a $350.0 million revolving credit loan facility (the “Second Amended and Restated Revolving Loan”) and a $479.0 million Tranche B Term Loan facility (the “Second Amended and Restated Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the “Second Amended and Restated Credit Facility”) and further amended in both April 2020 and August 2020.

As of April 2, 2023 and January 1, 2023, we had $170.0 million and $100.0 million outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million as of each respective period end). As of April 3, 2022, we had no amounts outstanding under the Second Amended and Restated Revolving Loan (excluding amounts reserved for letters of credit in the amount of $21.0 million). Interest on the Second Amended and Restated Revolving Loan accrues at an annual rate of LIBOR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of April 3, 2022, the Second Amended and Restated Revolving Loan unused commitment fee was 0.625%. The Second Amended and Restated Revolving Loan will mature on April 17, 2024.

As of April 2, 2023, January 1, 2023 and April 3, 2022, $479.0 million was outstanding under the Second Amended and Restated Term Loan B. Interest on the Second Amended and Restated Term Loan B accrues at an annual rate of LIBOR plus 1.75%. In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”) and, in August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the LIBOR interest rate on the Second Amended and Restated Term Loan B by exchanging the floating LIBOR rate for a negotiated fixed rate. On March 24, 2022, we terminated the August 2019 Swap Agreements. The June 2019 Swap Agreements expire in June 2023. The Second Amended and Restated Term Loan B now consists of only floating rate debt. As of April 2, 2023, the applicable interest rate on the Second Amended and Restated Term Loan B was 6.60%. The Second Amended and Restated Term Loan B will mature on April 17, 2026.

2024 Notes, 2025 Notes and 2027 Notes

In June 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due 2024 and, in April 2017, issued an additional $700.0 million of senior unsecured notes due 2024 (together, the “2024 Notes”). In April 2017, Holdings issued $500.0 million of 5.50% senior notes due 2027 (the "2027 Notes"). In April 2020, SFTP issued $725.0 million of 7.00% senior secured notes due 2025 (the “2025 Notes”). As of April 2, 2023, $949.5 million of the 2024 Notes, $365.0 million of the 2025 Notes, and $500.0 million of the 2027 Notes, were issued and outstanding. Interest payments of $23.1 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Interest payments of $12.8 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year.

Long-Term Indebtedness Summary

As of April 2, 2023, January 1, 2023 and April 3, 2022, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	April 2, 2023	January 1, 2023	April 3, 2022
Second Amended and Restated Term Loan B	$479,000	$479,000	$479,000
Second Amended and Restated Revolving Loan	170,000	100,000	—
2024 Notes	949,490	949,490	949,490
2025 Notes	365,000	365,000	725,000
2027 Notes	500,000	500,000	500,000
Net discount	(1,859)	(2,138)	(2,972)
Deferred financing costs	(9,790)	(10,821)	(19,272)
Total debt	$2,451,841	$2,380,531	$2,631,246
Less short-term borrowings	(170,000)	(100,000)	—
Total long-term debt	$2,281,841	$2,280,531	$2,631,246

Fair-Value of Long-Term Indebtedness

As of April 2, 2023, January 1, 2023 and April 3, 2022, the fair value of our long-term debt was $2,423.8 million, $2,284.3 million and $2,660.5 million, respectively.

Recent Events

On April 26, 2023, the Company launched a private offering of up to $800 million aggregate principal amount of senior notes.  Concurrently, the Company commenced a cash tender offer (the “Tender Offer”) for any and all outstanding 2024 Notes.  The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the “Purchase Price”), plus accrued and unpaid interest, for any an all notes validly tendered by 5:00 p.m. New Your City time, on May 2, 2023.

On May 3, 2023, the Company completed the private sale of $800 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 (“2031 Notes”) at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million.  Concurrently with the closing of the 2031 Notes, the Company amended its existing senior secured credit facility to, among other things, (i) establish a $500 million replacement revolving credit facility maturing in May 2028, which was previously scheduled to expire in April 2024 (ii) maintain the same interest rate margins on borrowings under the replacement revolving credit facility as are currently in effect, while reducing the fee on unused revolving commitments to 0.5%, stepping down to 0.375% upon achieving a senior secured leverage ratio of less than 1.25:1.00, (iii) replace LIBOR as the interest rate benchmark for borrowings under the senior secured credit facility with Term SOFR, (iv) modify the maximum senior secured leverage ratio that the Company must maintain to 4.50:1.00 for the four fiscal-quarter periods ending on or about December 31, 2022, March 31, 2023, and June 30, 2023, 4.25:1.00 for the four fiscal-quarter period ending on or about September 30, 2023, and each four fiscal-quarter period thereafter through the four fiscal-quarter period ending on or about June 30, 2024, and 3.75:1.00 for the four fiscal-quarter period ending on or about September 30, 2024, and each four fiscal-quarter period thereafter, and (v) make certain other changes to the covenants and other terms of the senior secured credit facility.

Also on May 3, 2023, the Company announced that $892.6 million, or 94.0% of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer.  Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our revolving credit facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the three months ended April 2, 2023, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at January 1, 2023	$(33,145)	$5,337	$(39,385)	$(4,002)	$(71,195)
Net current period change	772	—	—	144	916
Amounts reclassified from AOCI	—	(787)	234	138	(415)
Balances at April 2, 2023	$(32,373)	$4,550	$(39,151)	$(3,720)	$(70,694)

Reclassifications out of AOCI during the three months ended April 2, 2023 and April 3, 2022:

		Amount of Reclassification from AOCI
		Three Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	April 2, 2023	April 3, 2022

Amortization of (gain) loss on interest rate hedge	Interest (benefit) expense	$(787)	$1,117
	Income tax expense (benefit)	196	(281)
	Net of tax	$(591)	$836

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$234	$229
	Income tax benefit	(58)	(57)
	Net of tax	$176	$172

Total reclassifications		$(415)	$1,008

5.  Derivative Financial Instruments

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

On March 24, 2022, we terminated the August 2019 Swap Agreements for net cash proceeds of $7.4 million. The swap agreements were used as economic hedges against rising interest rates and had been designated as cash flow hedges prior to termination. We recorded the gain on settlement in accumulated other comprehensive loss in the amount of $7.7 million which will be amortized through September 2024 when the Second Amended and Restated Term Loan B matures.

Derivative assets recorded at fair value in our condensed consolidated balance sheets as of April 2, 2023, January 1, 2023 and April 3, 2022, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	April 2, 2023	January 1, 2023	April 3, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other current assets	$4,610	$6,135	$—
Interest rate swap agreements — other non-current assets	3,225	4,446	3,996
	$7,835	$10,581	$3,996

Derivative liabilities recorded at fair value in our condensed consolidated balance sheets as of April 2, 2023, January 1, 2023 and April 3, 2022, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	April 2, 2023	January 1, 2023	April 3, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$6,253	$8,476	$4,250
Interest rate swap agreements — other long-term liabilities	4,859	6,224	7,512
	$11,112	$14,700	$11,762

Losses before taxes on derivatives not designated as a cash flow hedge of $0.1 million were presented in “Interest expense” in the condensed consolidated statement of operations for the three months ended April 2, 2023.

Gains and losses before taxes on derivatives designated as hedging instruments were presented in “Interest expense, net” in the condensed consolidated statements of operations for the three months ended April 2, 2023, and April 3, 2022:

	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in AOCL		AOCL into Interest Expense, Net
(Amounts in thousands)	2023	2022	2023	2022
Interest rate swap agreements	$—	$11,540	$787	$(1,117)
Total	$—	$11,540	$787	$(1,117)

As of April 2, 2023, we expect to reclassify net gains of $3.2 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of April 2, 2023, our share of the distribution will be approximately $38.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2023 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2023, we purchased 0.149 limited partnership units from the Texas partnership for $0.3 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions. The maximum unit purchase obligations for 2023 at both parks is approximately $521.4 million, representing approximately 68.5% of the outstanding units of SFOG and 45.9% of the outstanding units of SFOT.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of April 2, 2023, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of April 2, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $20.6 million of capital expenditures at the Partnership Parks during the 2022 season and intend to incur approximately $18.3 million of capital expenditures at these parks for the 2023 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.0 million of cash in 2022 in operating activities, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of April 2, 2023, January 1, 2023 and April 3, 2022, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks, primarily to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of April 2, 2023, redeemable noncontrolling interests of the SFOG and SFOT partnerships was $280.2 million and $241.2 million, respectively, which approximates redemption value.

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

On August 25, 2021, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court.  On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings, among other things setting a completion of discovery date for February 16, 2024, and a date for trial beginning February 3, 2025. On April 18, 2023, Co-Lead Plaintiff Oklahoma Firefighters Pension & Retirement System filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings.

We believe this lawsuit is without merit; however, there can be no assurance regarding the ultimate outcome. Regardless of the merit of plaintiff’s claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

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

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Richard Francisco in Texas state court against certain of its then-current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the district court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in Texas state court by putative stockholder Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the district court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through final resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action was captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Derivative Litigation, No. 096-320958-20 (96th Dist. Ct., Tarrant Cty., Tex.).  On February 9, 2023, the stay was lifted in the consolidated action when the Fifth Circuit issued the mandate in the Electrical Workers litigation.  In an April 27, 2023 joint report to the court, the parties informed the court that they were conferring, that they would provide a further update within 30 days, and that, in the meantime, the defendants had no obligation to respond to the Francisco or Bragdon complaints or the consolidated action.

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

Personal Injury Lawsuit

On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. On April 14, 2023, Six Flags Splashtown settled with 421 plaintiffs, including all bellwether plaintiffs set for trial on April 17, 2023, for an immaterial amount.  This settlement resolved all claims brought by these plaintiffs only.  The parties are working to document this settlement and will seek to have the Court appoint a special master to determine the amounts each settling plaintiff will receive.  This settlement does not resolve all claims arising from the alleged chemical vapor release.  There are 113 remaining plaintiffs -- 61 plaintiffs represented by two different firms (6 of whom are subject to a motion to reinstate that is currently pending before the Court) and 52 pro se plaintiffs.  The Court set a status conference for June 13, 2023, and ordered all remaining plaintiffs to appear.  Any who fail to appear at the status conference will immediately be dismissed.  We have defended this litigation vigorously and will continue to do so. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into further settlement agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from the remaining matters in excess of the amount that we have recorded for this litigation, which amount is not material to our consolidated financial statements.

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

7.  Business Segments

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

The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of April 2, 2023, January 1, 2023 and April 3, 2022:

	As of
(Amounts in thousands)	April 2, 2023	January 1, 2023	April 3, 2022
Domestic	$2,283,902	$2,290,318	$2,321,053
Foreign	116,922	114,048	114,556
Total	$2,400,824	$2,404,366	$2,435,609

Revenues and (loss) income before income taxes by domestic and foreign jurisdictions for the three months ended April 2, 2023 and April 3, 2022:

	Domestic	Foreign	Total
2023	(Amounts in thousands)
Revenues	$120,482	$21,708	$142,190
(Loss) income before income taxes	(95,356)	7,645	(87,711)
2022
Revenues	$125,903	$12,204	$138,107
Loss before income taxes	(83,048)	(1,727)	(84,775)

8.  Pension Benefits

We froze our pension plan effective March 31, 2006 and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended April 2, 2023 and April 3, 2022, respectively:

	Three Months Ended
(Amounts in thousands)	April 2, 2023	April 3, 2022
Service cost	$—	$—
Interest cost	1,954	1,384
Expected return on plan assets	(2,402)	(3,059)
Amortization of net actuarial loss	234	229
Administrative fees	650	300
Total net periodic expense (benefit)	$436	$(1,146)

The components of net periodic pension benefit other than the service cost component were included in "Other income" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	April 2, 2023	April 3, 2022
Discount rate	4.95%	2.60
Rate of compensation increase	N/A	N/A
Expected return on plan assets	5.75%	5.75

Employer Contributions

We did not make any pension contributions during the three month periods ended April 2, 2023 or April 3, 2022.

9. Stock Repurchase Plans

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 2, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contains forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2022 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report.

Use of Certain Per Capita Metrics

We use certain per capita metrics that are non-GAAP measures of the performance of our business on a per guest basis and believe that these metrics provide relevant and useful information for investors because they assist in comparing our operating performance on a consistent basis, make it easier to compare our results with those of other companies in our industry and allows investors to review performance in the same manner as our management.

●	Total guest spending per capita is the total revenue generated from our guests, on a per guest basis, through admissions and in-park spending. Total guest spending per capita is calculated by dividing the sum of park admissions revenue and park food merchandise and other revenue by total attendance.
●	Admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions revenue per capita is calculated by dividing park admission revenue by total attendance.
●	Non-admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food and beverages, games and merchandise. Non-admission revenue per capita is calculated by dividing non-admissions revenue by total attendance.

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

The results of operations for the three months ended April 2, 2023, and April 3, 2022 are not indicative of the results expected for the full year. Typically, our park operations generate approximately 70% - 75% of their annual revenue during the second and third quarter each year while expenses are incurred year-round.

Our revenue is derived from (i) the sale of tickets (including season passes and memberships) for entrance to our parks (which accounted for approximately 54% and 53% of total revenue during the three months ended April 2, 2023, and April 3, 2022, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year. During the three months ended April 2, 2023, our earnings before interest, taxes, depreciation and amortization were flat compared to the three months ended April 3, 2022.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in the 2022 Annual Report.

Recent Events

On April 26, 2023, the Company launched a private offering of up to $800 million aggregate principal amount of senior notes.  Concurrently, the Company commenced a cash tender offer (the “Tender Offer”) for any and all outstanding 2024 Notes.  The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the “Purchase Price”), plus accrued and unpaid interest, for any an all notes validly tendered by 5:00 p.m. New Your City time, on May 2, 2023.

On May 3, 2023, the Company completed the private sale of $800 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 (“2031 Notes”) at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million.  Concurrently with the closing of the 2031 Notes, the Company amended its existing senior secured credit facility to, among other things, increase the capacity from $350 million to $500 and extend the maturity from April 2024 to May 2028.

Also on May 3, 2023, the Company announced that $892.6 million, or 94.0%  of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer.  Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our revolving credit facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

See Note 3, Long-term Indebtedness, for more information.

Results of Operations

Three Months Ended April 2, 2023, Compared to Three Months Ended April 3, 2022

The following table sets forth financial information for the three months ended April 2, 2023, and April 3, 2022.

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	April 2, 2023	April 3, 2022	2023 to 2022
Total revenue	$142,190	$138,107	3%
Operating expenses	108,870	109,719	(1)%
Selling, general and administrative expenses	44,247	39,257	12%
Cost of products sold	9,765	10,115	(3)%
Depreciation and amortization	29,114	29,049	0%
Loss on disposal of assets	2,435	(2,100)	N/M
Operating loss	(52,241)	(47,933)	9%
Interest expense, net	36,302	37,530	(3)%
Other income, net	(832)	(688)	21%
Loss before income taxes	(87,711)	(84,775)	3%
Income tax benefit	(17,852)	(19,113)	(7)%
Net loss attributable to Six Flags Entertainment Corporation	$(69,859)	$(65,662)	6%

Other Data:
Attendance	1,596	1,686	(5)%
Admissions revenue per capita	$47.81	$43.28	10%
Non-admissions revenue per capita	$33.07	$32.18	3%
Total guest spending per capita	$80.88	$75.46	7%

Revenue

Revenue for the three months ended April 2, 2023, totaled $142.2 million, an increase of $4.1 million, or 3%, compared to $138.1 million for the three months ended April 3, 2022 driven by higher guest spending per capita, partially offset by lower attendance. The decrease in attendance was driven primarily by a reduction of operating days caused by severe weather in California and Texas.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended April 2, 2023, increased by $5.42, to $80.88, compared to the three months ended April 2, 2022, driven by a $4.53, or 10%, increase in admissions revenue per capita and a $0.89, or 3% increase in In-park spending per capita. The increase in guest spending per capita was driven by higher revenue from memberships beyond the initial twelve month commitment period, which is recognized evenly each month and includes a portion of revenue that is allocated from Park admissions revenue to Park food, merchandise and other revenue. Higher membership revenue in the first quarter of 2023 increased Admissions revenue per capita and Non-admissions revenue per capita versus the prior year.

Operating expenses

Operating expenses for the three months ended April 2, 2023, decreased $0.8 million, or 1%, compared to the three months ended April 3, 2022. The decrease was due to lower personnel costs due to headcount reductions and continued scheduling optimization efforts, partially offset by higher wages, utilities, and other expenses primarily driven by inflationary pressures.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended April 2, 2023, increased $5.0 million, or 12%, compared to the three months ended April 3, 2022. The increase was primarily due to higher advertising and media spend.

Cost of products sold

Cost of products sold in the three months ended April 2, 2023, decreased $0.4 million, or 3%, compared to the three months ended April 3, 2022. The decrease was primarily due to a decrease in unit sales due to lower attendance.

Depreciation and amortization expense

Depreciation and amortization expense for the three months ended April 2, 2023, increased $0.1 million, compared to the three months ended April 3, 2022.

Loss (gain) on disposal of assets

We recognized a $2.4 million loss on disposal of assets for the three months ended April 2, 2023, compared to a $2.1 million gain on disposal of assets for the three months ended April 3, 2022. The $2.4 million loss on disposal of resulted from normal-course asset retirements. The $2.1 million gain on disposal of assets for the three months ended April 3, 2022 was driven by insurance proceeds due to prior year losses at multiple parks.

Interest expense, net

Interest expense, net decreased $1.2 million, or 3%, for the three months ended April 2, 2023, compared to the three months ended April 3, 2022. The decrease is primarily attributable to interest savings resulting from the prepayment of $315.0 million of the 2025 Notes during the second quarter of 2022, partially offset by higher interest rates on the Second Amended and Restated Term Loan B and Revolving Loan.

Income tax benefit

Income tax benefit decreased $1.3 million for the three months ended April 2, 2023 compared to the three months ended April 3, 2022 primarily due to the effect of state and foreign income taxes and nondeductable executive compensation. The effective tax rates for the three months ended April 2, 2023 and April 3, 2022 were 20.4% and 23.0%, respectively.  The difference between the Company’s effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and nondeductible expenses, including nondeductible executive compensation.

Calculation of EBITDA for the three months ended April 2, 2023 compared to the three months ended April 3, 2022

We manage our business primarily with three different metrics; Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex.

“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated income (loss) from continuing operations: excluding the following: the cumulative effect of changes in accounting principles, discontinued operations gains or losses, income tax expense or benefit, restructure costs or recoveries, reorganization items (net), other income or expense, gain or loss on early extinguishment of debt, equity in income or loss of investees, interest expense (net), gain or loss on disposal of assets, gain or loss on the sale of investees, amortization, depreciation, stock-based compensation, and fresh start accounting valuation adjustments. Modified EBITDA, as defined herein, may differ from similarly titled measures presented by other companies. Management uses non-GAAP measures for budgeting purposes, measuring actual results and allocating resources. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors from a park-level perspective and allows investors to review performance in the same manner as our management.

"Adjusted EBITDA," a non-GAAP measure, is defined as Modified EBITDA minus the interests of third parties in the Modified EBITDA of properties that are less than wholly owned (consisting of Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Over Texas). Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our secured credit agreement, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Adjusted EBITDA as defined herein may differ from similarly titled measures presented by other companies. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on Adjusted EBITDA. We believe that Adjusted EBITDA is frequently used by all our sell-side analysts and most investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. Adjusted EBITDA, as computed by us, may not be comparable to similar metrics used by other companies in our industry. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net. in our consolidated statements of operations. This reclassification has been reflected in all periods presented. As a result of this reclassification, Adjusted EBITDA for the three-month period ended April 3, 2022, declined by $1.2 million as compared to the previously reported figure.

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

The following tables set forth a reconciliation of net income (loss) to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three month periods ended April 2, 2023 and April 3, 2022:

	Three Months Ended
(Amounts in thousands, except per share data)	April 2, 2023	April 3, 2022
Net loss	$(69,859)	$(65,662)
Income tax benefit	(17,852)	(19,113)
Other income, net	(832)	(688)
Interest expense, net	36,302	37,530
Loss (gain) on disposal of assets	2,435	(2,100)
Depreciation and amortization	29,114	29,049
Stock-based compensation	3,314	4,225
Modified EBITDA	$(17,378)	$(16,759)
Third party interest in EBITDA of certain operations	—	—
Adjusted EBITDA	$(17,378)	$(16,759)
Capital expenditures, net of property insurance recovery	(25,007)	(28,990)
Adjusted EBITDA minus CAPEX	$(42,385)	$(45,749)

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

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 2, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

Based on historical and anticipated operating results, we believe cash flow from operations, available cash and amounts available under the Second Amended and Restated Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for several years. During 2023 and 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $32.5 million and $30.0 million of taxable income per year. We expect taxable income in excess of the annual limitation in those years will be offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated in 2020 are not subject to expiration and will carryforward indefinitely.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19 or other diseases; accidents or the occurrence of an event or condition at our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could materially reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and these other types of occurrences on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Second Amended and Restated Revolving Loan or may be required to repay amounts outstanding under the Second Amended and Restated Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. Our degree of indebtedness could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2022 Annual Report and in this Quarterly Report.

As of April 2, 2023, our total indebtedness, net of discount and deferred financing costs, was approximately $2,481.8 million. As of May 5, 2023, based on (i) non-revolving credit debt outstanding on that date, (ii) anticipated levels of working capital revolving borrowings during 2023 and 2024, (iii) estimated interest rates for floating-rate debt and (iv) the 2024 Notes, the 2025 Notes and the 2027 Notes, we anticipate annual cash interest payments of approximately $165 million and $140 million during 2023 and 2024, respectively.

As of April 3, 2022, we had approximately $64.7 million of unrestricted cash and $159.0 million available for borrowing under the Second Amended and Restated Revolving Loan. Our ability to borrow under the Second Amended and Restated Revolving Loan depends on compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Second Amended and Restated Revolving Loan, and we failed to meet our projected results from operations significantly, we might be unable to pay in full our off-season obligations. A default under the Second Amended and Restated Revolving Loan could permit the lenders under the Second Amended and Restated Credit Facility to accelerate the obligations thereunder. The Second Amended and Restated Revolving Loan expires on April 17, 2024. The terms and availability of the Second Amended and Restated Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. As of April 2, 2023, we are in compliance with all covenants. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

On April 26, 2023, the Company launched a private offering of up to $800 million aggregate principal amount of senior notes.  Concurrently, the Company commenced a cash tender offer (the “Tender Offer”) for any and all outstanding 2024 Notes.  The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the “Purchase Price”), plus accrued and unpaid interest, for any an all notes validly tendered by 5:00 p.m. New Your City time, on May 2, 2023.

On May 3, 2023, the Company completed the private sale of $800 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 (“2031 Notes”) at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million.  Concurrently with the closing of the 2031 Notes, the Company amended its existing senior secured credit facility to, among other things, increase the capacity from $350 million to $500 and extend the maturity from April 2024 to May 2028.

Also on May 3, 2023, the Company announced that $892.6 million, or 94.0%  of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer.  Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our revolving credit facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

See Note 3, Long-term Indebtedness, for more information.

We regularly make capital investments for new rides and attractions in our parks. In addition, each year we make capital investments in the food, retail, games and other in-park areas to increase guest spending per capita. We also make annual enhancements to theming and landscaping of our parks in order to provide a more complete, family-oriented entertainment experience; and invest in our information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repairs and maintenance costs for materials and services associated with maintaining assets, such as painting and inspecting existing rides, are expensed as incurred and are not included in capital expenditures.

	Three Months Ended
(Amounts in thousands)	April 2, 2023	April 3, 2022
Net cash used in operating activities	$(56,269)	$(55,712)
Net cash used in investing activities	(25,007)	(28,990)
Net cash provided by financing activities	68,679	81
Effect of exchange rate on cash	(2,776)	1,239
Net change in cash and cash equivalents	$(15,373)	$(83,382)

Net cash used in operating activities was $56.3 million and $55.7 million during the three months ended April 2, 2023 and April 3, 2022, respectively.  The difference in net cash used in operating activities was primarily due to an increase in the net loss during the three months ended April 2, 2023. Net cash used in investing activities during the three months ended April 2, 2023 and April 3, 2022, was $25.0 million and $29.0 million, respectively, consisting primarily of capital expenditures, net of property insurance recoveries. The decrease was a result of decreased spending on rides, which shifts some of our capital spending to later quarters of the year. Net cash provided by financing activities during the three months ended April 2, 2023, and April 3, 2022 was $69.7 million and $0.1 million, respectively, primarily due to net borrowings of $70.0 million during the first quarter of 2023 on the Second Amended and Restated Revolving Loan.

Since our business is both seasonal in nature and involves significant levels of cash transactions, our net operating cash flows are largely driven by attendance and guest spending per capita levels. Approximately half of our cash-based expenses are fixed and do not vary significantly with either attendance or spending per capita assuming that the parks are operating in the normal course.

Contractual Obligations

Since January 1, 2023, there have been no material changes to our contractual obligations outside the ordinary course of our business outside of the issuance of the 2031 Notes and the repayment of the 2024 Notes.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of April 2, 2023, there were no material changes in our market risk exposure from that disclosed in the 2022 Annual Report.

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

There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act, that occurred during our fiscal quarter ended April 2, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding legal proceedings, see Note 15, Commitments and Contingencies, to the consolidated financial statements in the 2022 Annual Report, and Note 6, Commitments and Contingencies, to the unaudited condensed consolidated financial statements in this Quarterly Report.

ITEM   1A. RISK FACTORS

There have been no material changes to the principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors disclosed in the 2022 Annual Report. For a discussion of these risk factors, please see “Item 1A. Risk Factors” contained in the 2022 Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No stock repurchases were made during the three months ended April 2, 2023. On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of April 3, 2022, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.

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

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Consolidated Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements.

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2023, formatted in Inline XBRL.

*     Filed herewith

†	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	May 8, 2023	/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

Date:	May 8, 2023	/s/ GARY MICK
Gary Mick
Chief Financial Officer