Form 10-Q
period 2023-07-02
Six Flags Entertainment Corp
filed 2023-08-11
CIK 701374

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended July 2, 2023 or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At August 7, 2023, Six Flags Entertainment Corporation had 83,519,692 outstanding shares of common stock, par value $0.025 per share.

SIX FLAGS ENTERTAINMENT CORPORATION

FORM 10-Q

This Quarterly Report on Form 10-Q (this "Quarterly Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) global coronavirus (“COVID-19”) pandemic-related business disruptions and economic uncertainty (ii) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, (iii) our expectations regarding the timing, costs, benefits and results of our strategic plan, (iv) impact of macro-economic conditions, including inflation on consumer spending, (iv) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) the extent to which having parks in diverse geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (viii) our ability to obtain additional financing and the increased cost of capital due to rising interest rates, (x) our expectations regarding the effect of certain accounting pronouncements, (xi) our expectations regarding the cost or outcome of any litigation or other disputes, (xii) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xii) our expectations regarding uncertain tax positions.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Balance Sheets

(Unaudited)

	As of
	July 2, 2023	January 1, 2023	July 3, 2022
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,580	$80,122	$74,802
Accounts receivable, net	93,077	49,405	70,473
Inventories	43,172	44,811	47,531
Prepaid expenses and other current assets	84,808	66,452	69,990
Total current assets	272,637	240,790	262,796
Property and equipment, net:
Property and equipment, at cost	2,666,636	2,592,485	2,552,144
Accumulated depreciation	(1,410,480)	(1,350,739)	(1,297,710)
Total property and equipment, net	1,256,156	1,241,746	1,254,434
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $295, $284 and $272 as of July 2, 2023, January 1, 2023 and July 3, 2022, respectively	344,153	344,164	344,176
Right-of-use operating leases, net	154,182	158,838	180,836
Debt issuance costs	6,110	2,764	3,832
Deposits and other assets	20,737	17,905	8,101
Total assets	$2,713,593	$2,665,825	$2,713,793

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$54,174	$38,887	$67,925
Accrued compensation, payroll taxes and benefits	21,571	15,224	24,968
Self-insurance reserves	68,633	34,053	37,017
Accrued interest payable	33,216	38,484	24,713
Other accrued liabilities	79,959	67,346	102,626
Deferred revenue	176,811	128,627	171,238
Short-term borrowings	169,000	100,000	200,000
Short-term lease liabilities	11,730	11,688	11,394
Total current liabilities	615,094	434,309	639,881
Noncurrent liabilities:
Long-term debt	2,183,325	2,280,531	2,277,910
Long-term lease liabilities	163,950	164,804	175,786
Other long-term liabilities	29,077	30,714	5,476
Deferred income taxes	172,849	184,637	152,041
Total liabilities	3,164,295	3,094,995	3,251,094

Redeemable noncontrolling interests	544,764	521,395	543,719

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,464,774, 83,178,294 and 83,026,556 shares issued and outstanding at July 2, 2023, January 1, 2023 and July 3, 2022, respectively	2,086	2,079	2,075
Capital in excess of par value	1,109,779	1,104,051	1,103,534
Accumulated deficit	(2,034,736)	(1,985,500)	(2,114,697)
Accumulated other comprehensive loss, net of tax	(72,595)	(71,195)	(71,932)
Total stockholders' deficit	(995,466)	(950,565)	(1,081,020)
Total liabilities and stockholders' deficit	$2,713,593	$2,665,825	$2,713,793

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	July 2, 2023	July 3, 2022
Park admissions	$238,963	$241,777
Park food, merchandise and other	190,792	183,081
Sponsorship, international agreements and accommodations	13,952	10,564
Total revenues	443,707	435,422
Operating expenses (excluding depreciation and amortization shown separately below)	173,669	173,357
Selling, general and administrative expenses (including stock-based compensation of $2,179 and $3,223 in 2023 and 2022, respectively, and excluding depreciation and amortization shown separately below)	90,448	53,498
Costs of products sold	34,787	35,710
Depreciation and amortization	28,910	27,537
Loss on disposal of assets	2,550	98
Operating income	113,343	145,222
Interest expense, net	43,495	35,978
Loss on debt extinguishment	13,982	17,533
Other income, net	(2,261)	(722)
Income before income taxes	58,127	92,433
Income tax expense	13,807	24,716
Net income	44,320	67,717
Less: Net income attributable to noncontrolling interests	(23,766)	(22,325)
Net income attributable to Six Flags Entertainment Corporation	$20,554	$45,392

Weighted-average common shares outstanding:
Basic:	83,379	84,992
Diluted:	83,796	85,242

Earnings per average common share outstanding:
Basic:	$0.25	$0.53
Diluted:	$0.25	$0.53

See accompanying notes to the unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended
(Amounts in thousands, except per share data)	July 2, 2023	July 3, 2022
Park admissions	$315,266	$314,764
Park food, merchandise and other	243,578	237,350
Sponsorship, international agreements and accommodations	27,053	21,415
Total revenues	585,897	573,529
Operating expenses (excluding depreciation and amortization shown separately below)	282,539	283,076
Selling, general and administrative expenses (including stock-based compensation of $5,493 and $7,448 in 2023 and 2022, respectively, and excluding depreciation and amortization shown separately below)	134,695	92,755
Costs of products sold	44,552	45,825
Depreciation and amortization	58,024	56,586
Loss (gain) on disposal of assets	4,985	(2,002)
Operating income	61,102	97,289
Interest expense, net	79,797	73,508
Loss on debt extinguishment	13,982	17,533
Other income, net	(3,093)	(1,410)
(Loss) income before income taxes	(29,584)	7,658
Income tax (benefit) expense	(4,045)	5,603
Net (loss) income	$(25,539)	$2,055
Less: Net income attributable to noncontrolling interests	(23,766)	(22,325)
Net loss attributable to Six Flags Entertainment Corporation	$(49,305)	$(20,270)

Weighted-average common shares outstanding:
Basic:	83,293	85,594
Diluted:	83,293	85,594

Earnings per average common share outstanding:
Basic:	$(0.59)	$(0.24)
Diluted:	$(0.59)	$(0.24)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022

Net income	$44,320	$67,717
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	(1,481)	3,920
Defined benefit retirement plan (2)	175	172
Change in cash flow hedging (3)	(595)	(402)
Other comprehensive income (loss), net of tax	(1,901)	3,690
Comprehensive income	$42,419	$71,407
Less: Comprehensive income attributable to noncontrolling interests	(23,766)	(22,325)
Comprehensive income attributable to Six Flags Entertainment Corporation	$18,653	$49,082

(1) Foreign currency translation adjustment is presented net of tax benefit of $0.2 million for the three months ended July 2, 2023 and net of tax expense of $1.0 million for the three months ended July 3, 2022.

(2) Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended July 2, 2023 and July 3, 2022, respectively.

(3) Change in fair value of cash flow hedging is presented net of tax benefit of $0.2 million and $0.1 million for the three months ended July 2, 2023 and July 3, 2022, respectively.

See accompanying notes to unaudited condensed consolidated financial statements

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022
Net (loss) income	$(25,539)	$2,055
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	(565)	(165)
Defined benefit retirement plan (2)	351	343
Change in cash flow hedging (3)	(1,186)	9,077
Other comprehensive (loss) income, net of tax	(1,400)	9,255
Comprehensive (loss) income	$(26,939)	$11,310
Less: Comprehensive income attributable to noncontrolling interests	(23,766)	(22,325)
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(50,705)	$(11,015)

(1)  Foreign currency translation adjustment is presented net of tax benefit of $0.1 million and net of tax benefit of a nominal amount for the six months ended July 2, 2023 and July 3, 2022, respectively.

(2)  Defined benefit retirement plan is presented net of tax expense of $0.1 million for the six months ended July 2, 2023 and July 3, 2022, respectively.

(3)  Change in fair value of cash flow hedging is presented net of tax benefit of $0.4 million for the six months ended July 2, 2023 and net of tax expense of $3.0 million for the six months ended July 3, 2023.

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at April 3, 2022	86,248,545	$2,156	$1,124,603	$(2,088,913)	$(75,622)	$(1,037,776)
Issuance of common stock	215,707	5	735	—	—	740
Stock-based compensation	—	—	3,223	—	—	3,223
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(5,304)	—	(257)	—	—	(257)
Employee stock purchase plan	31,993	1	624	—	—	625
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	45,392	—	45,392
Net other comprehensive income, net of tax	—	—	—	—	3,690	3,690
Balances at July 3, 2022	83,026,556	$2,075	$1,103,534	$(2,114,697)	$(71,932)	$(1,081,020)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at April 2, 2023	83,279,300	$2,082	$1,107,258	$(2,055,359)	$(70,694)	$(1,016,713)
Issuance of common stock	168,809	3	(4)	—	—	(1)
Stock-based compensation	—	—	2,179	—	—	2,179
Payment of tax withholdings on equity-based compensation through shares withheld	(5,507)	—	(137)	—	—	(137)
Employee stock purchase plan	22,172	1	483	—	—	484
Fresh start valuation adjustment for partnership park units purchased	—	—	—	69	—	69
Net income attributable to Six Flags Entertainment Corporation	—	—	—	20,554	—	20,554
Net other comprehensive loss, net of tax	—	—	—	—	(1,901)	(1,901)
Balances at July 2, 2023	83,464,774	$2,086	$1,109,779	$(2,034,736)	$(72,595)	$(995,466)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 2, 2022	86,162,879	$2,154	$1,120,084	$(2,023,251)	$(81,187)	$(982,200)
Issuance of common stock	303,409	7	1,032	—	—	1,039
Stock-based compensation	—	—	7,448	—	—	7,448
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(7,340)	—	(260)	—	—	(260)
Employee stock purchase plan	31,993	1	624	—	—	625
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(20,270)	—	(20,270)
Net other comprehensive income, net of tax	—	—	—	—	9,255	9,255
Balances at July 3, 2022	83,026,556	$2,075	$1,103,534	$(2,114,697)	$(71,932)	$(1,081,020)

					Accumulated
			Capital in		other	Total
	Common stock		excess of	Accumulated	comprehensive	stockholders'
(Amounts in thousands, except share data)	Shares issued	Amount	par value	deficit	loss	deficit
Balances at January 1, 2023	83,178,294	$2,079	$1,104,051	$(1,985,500)	$(71,195)	$(950,565)
Issuance of common stock	273,469	6	(7)	—	—	(1)
Stock-based compensation	—	—	5,493	—	—	5,493
Payment of tax withholdings on equity-based compensation through shares withheld	(9,161)	—	(241)	—	—	(241)
Employee stock purchase plan	22,172	1	483	—	—	484
Fresh start valuation adjustment for partnership park units purchased	—	—	—	69	—	69
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(49,305)	—	(49,305)
Net other comprehensive loss, net of tax	—	—	—	—	(1,400)	(1,400)
Balances at July 2, 2023	83,464,774	$2,086	$1,109,779	$(2,034,736)	$(72,595)	$(995,466)

See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022
Cash flows from operating activities:
Net (loss) income	$(25,539)	$2,055
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	58,024	56,586
Stock-based compensation	5,493	7,448
Interest accretion on notes payable	511	555
Loss on debt extinguishment	13,982	17,533
Amortization of debt issuance costs	2,889	3,965
Loss (gain) on disposal of assets	4,985	(2,002)
Deferred income tax (benefit) expense	(7,467)	726
Other	(5,573)	(3,403)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(42,233)	27,327
Increase in inventories, prepaid expenses and other current assets	(25,480)	(34,698)
(Increase) decrease in deposits and other assets	1,315	(1,928)
Decrease in ROU operating leases	5,614	5,517
Increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	104,717	11,012
Decrease in operating lease liabilities	(1,340)	(1,615)
Decrease in accrued interest payable	(5,269)	(25,841)
Net cash provided by operating activities	84,629	63,237

Cash flows from investing activities:
Additions to property and equipment	(68,130)	(59,006)
Property insurance recoveries	1,089	3,664
Net cash used in investing activities	(67,041)	(55,342)

Cash flows from financing activities:
Repayment of borrowings	(1,028,623)	(360,000)
Proceeds from borrowings	998,984	200,000
Payment of debt issuance costs	(19,294)	(12,600)
Stock repurchases	—	(96,774)
Payment of cash dividends	—	(3)
Proceeds from issuance of common stock	—	1,665
Payment of tax withholdings on equity-based compensation through shares withheld	(241)	(260)
Reduction in finance lease liability	(498)	(490)
Purchase of redeemable noncontrolling interest	(328)	(556)
Net cash used in financing activities	(50,000)	(269,018)

Effect of exchange rate on cash	3,870	340

Net change in cash and cash equivalents	(28,542)	(260,783)
Cash and cash equivalents at beginning of period	80,122	335,585
Cash and cash equivalents at end of period	$51,580	$74,802

Supplemental cash flow information
Cash paid for interest	$83,031	$95,141
Cash paid for income taxes	$6,892	$1,661

See accompanying notes to unaudited condensed consolidated financial statements.

1.  General — Basis of Presentation

We own and operate regional theme parks and water parks. We are the largest regional theme park operator in the world, and we are the largest operator of water parks in North America based on the number of parks we operate. Of the 27 parks we own or operate, 24 parks are located in the United States, two are located in Mexico, and one is located in Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the SEC.

Our current fiscal year will end on December 31, 2023. This Quarterly Report covers the period January 2, 2023 – July 2, 2023 (“the six months ended July 2, 2023”) and the period April 3, 2023 – July 2, 2023 (“the three months ended July 2, 2023”). The comparison period in the prior year covers the dates January 3, 2022 – July 3, 2022 (“the six months ended July 3, 2022”) and the period April 4, 2022 – July 3, 2022 (“the three months ended July 3, 2022”).

The 2022 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.

Results of operations for the three and six months ended July 2, 2023, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 70% - 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.

Certain previously reported amounts have been reclassified to conform to the current year presentation. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our consolidated statements of operations. We have separated “(Gain) loss on disposal of assets” from “Other” on the condensed consolidated statement of cash flows.

a.  Consolidated U.S. GAAP Presentation

Our accounting policies reflect industry practices and conform to U.S. GAAP.

The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable noncontrolling interests.

b.  Income Taxes

We recorded a valuation allowance of $98.1 million, $96.0 million and $108.4 million as of July 2, 2023, January 1, 2023, and July 3, 2022, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.

We classify interest and penalties attributable to income taxes as part of income tax expense. As of July 2, 2023, January 1, 2023, and July 3, 2022, we had no recorded amounts for accrued interest or penalties.

c. Goodwill and Intangibles

As of July 2, 2023, the fair value of our single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. As of July 2, 2023, we did not identify any triggering events that would require a full quantitative analysis to be performed.

d.  Long-Lived Assets

We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable, “triggering event(s)”. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the projected future net cash flows expected to be generated by the asset or group of assets. If such assets are not determined to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective estimated fair value. Assets held-for-sale are reported at the lower of the carrying amount or fair value less costs to sell. As of July 2, 2023, we did not identify any triggering events that would require a quantitative analysis.

e.  Earnings (Loss) Per Common Share

Earnings (loss) per common share for the three and six months ended July 2, 2023 and July 3, 2022, was calculated as follows:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss) attributable to Six Flags Entertainment Corporation	$20,554	$45,392	$(49,305)	$(20,270)

Weighted-average common shares outstanding - basic:	83,379	84,992	83,293	85,594
Effect of dilutive stock options and restricted stock units	417	250	—	—
Weighted-average common shares outstanding - diluted:	83,796	85,242	83,293	85,594

Earnings (loss) per share - basic:	$0.25	$0.53	$(0.59)	$(0.24)
Earnings (loss) per share - diluted:	$0.25	$0.53	$(0.59)	$(0.24)

The computation of diluted earnings per share excluded the effect of 1,578,000 and 2,462,000 antidilutive stock options and restricted stock units for the three months ended July 2, 2023, and July 3, 2022, respectively, and excluded the effect of 1,550,000 and 2,415,000 antidilutive stock options and restricted stock units for the six months ended July 2, 2023, and July 3, 2022, respectively.

f.  Stock Benefit Plans

Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance stock units, performance and cash-settled awards and dividend equivalent rights ("DERs") to select employees, officers, directors and consultants.

Periodically, we grant performance stock units to key employees. These awards vest based on attainment of specific performance targets most often related to Adjusted EBITDA or revenue over a defined period. As of July 2, 2023, we have not determined that it is probable that we will achieve any of the performance targets associated with our outstanding performance units, and we have therefore not recognized any expense for these awards.

During the three and six months ended July 2, 2023 and July 3, 2022, stock-based compensation expense consisted of the following:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Long-term incentive plan	$2,123	$3,229	$5,407	$7,379
Employee stock purchase plan	56	(6)	86	69
Total stock-based compensation	$2,179	$3,223	$5,493	$7,448

g.  Accounts Receivable, Net

Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products that allow for payment plans, such as season passes, annual passes, memberships and our Six Flags Plus pass, a new twelve-month, subscription style pass. We are not exposed to a significant concentration of credit risk; however, based on the age of receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of July 2, 2023, January 1, 2023, and July 3, 2022, we have recorded an allowance for doubtful accounts of $9.3 million, $4.1 million, and $6.7 million, respectively, which is primarily comprised of estimated payment defaults under our Six Flags Plus pass and multi-use admission products that allow for payment plans. To the extent that payments for products for which an allowance for doubtful accounts is established have not been recognized in revenue, the allowance  recorded is offset with a corresponding reduction in deferred revenue.

h.  Recently Adopted Accounting Pronouncements

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. As of July 2, 2023, we no longer have any debt instruments that contain LIBOR as a reference rate. Our adoption of Update 2020-04 did not have any effect on our condensed consolidated financial statements.

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

The following tables present our revenues disaggregated by contract duration for the three and six month periods ended July 2, 2023 and July 3, 2022, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Three Months Ended July 2, 2023
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$12,066	$1,423	$6,807	$20,296
Short-term contracts and other (1)	226,897	189,369	7,145	423,411
Total revenues	$238,963	$190,792	$13,952	$443,707

	Three Months Ended July 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$16,001	$2,226	$3,500	$21,727
Short-term contracts and other (1)	225,776	180,855	7,064	413,695
Total revenues	$241,777	$183,081	$10,564	$435,422

	Six Months Ended July 2, 2023
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$16,927	$1,963	$13,570	$32,460
Short-term contracts and other (1)	298,339	241,615	13,483	553,437
Total revenues	$315,266	$243,578	$27,053	$585,897

	Six Months Ended July 3, 2022
			Sponsorship,
		Park Food,	International
		Merchandise	Agreements and
(Amounts in thousands)	Park Admissions	and Other	Accommodations	Total
Long-term contracts	$19,952	$3,008	$10,028	$32,988
Short-term contracts and other (1)	294,812	234,342	11,387	540,541
Total revenues	$314,764	$237,350	$21,415	$573,529
(1)	Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.

Long-term Contracts

As of January 1, 2023, $33.5 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $8.6 million and $20.8 million was recognized as revenue for long-term contracts during the three and six months ended July 2, 2023, respectively. As of July 2, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $27.5 million. As of January 2, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $20.8 million and $33.0 million was recognized as revenue for long-term contracts during the three and six months ended July 3, 2022, respectively. As of July 3, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $37.6 million.

As of July 2, 2023, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $35.0 million in the remainder of 2023, $17.6 million in 2024, $9.2 million in 2025, $7.1 million in 2026, and $12.8 million in 2027 and thereafter.

3. Long-Term Indebtedness

Credit Facility

As of July 2, 2023, our credit facility consisted of a $500.0 million revolving credit facility (the “Revolving Credit Facility”) and a $479.0 million Tranche B Term Loan facility (the “Term Loan B”) pursuant to the amended and restated credit facility that we entered into in May 2023 (the “Credit Facility”).

Concurrently with the closing of the $800 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 (“2031 Notes”), the Company amended its existing senior secured credit facility to, among other things, (i) establish a $500 million replacement revolving credit facility maturing in May 2028, subject to springing maturity conditions, which was previously scheduled to expire in April 2024 (ii) maintain the same interest rate margins on borrowings under the replacement revolving credit facility as were previously in effect, while reducing the fee on unused revolving commitments to 0.5%, stepping down to 0.375% upon achieving a senior secured leverage ratio of less than 1.25:1.00, (iii) replace LIBOR as the interest rate benchmark for borrowings under the senior secured credit facility with Term SOFR, plus a 0.10% Term SOFR Adjustment, (iv) modify the maximum senior secured leverage ratio that the Company must maintain to 4.50:1.00 for the four fiscal-quarter periods ending on or about December 31, 2022, March 31, 2023, and June 30, 2023, 4.25:1.00 for the four fiscal-quarter period ending on or about September 30, 2023, and each four fiscal-quarter period thereafter through the four fiscal-quarter period ending on or about June 30, 2024, and 3.75:1.00 for the four fiscal-quarter period ending on or about September 30, 2024, and each four fiscal-quarter period thereafter, and (v) make certain other changes to the covenants and other terms of the senior secured credit facility. We incurred a $0.1 million loss on debt extinguishment related to the write-off of deferred financing costs related to the transaction which was recognized during the three months ended July 2, 2023.

As of July 2, 2023, our available borrowing capacity under our Revolving Credit Facility was $310.0 million after reducing the facility by $169.0 million borrowings outstanding and $21.0 million of outstanding letters of credit. As of January 1, 2023 and July 3, 2022, $100.0 million and $200.0 million, respectively, under the Revolving Credit Facility were outstanding (excluding amounts reserved for letters of credit in the amount of $21.0 million). Interest on the Revolving Credit Facility accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of July 2, 2023, the Revolving Credit Facility had an interest rate of 8.45%. As of July 2, 2023, the Revolving Credit Facility unused commitment fee was 0.500%. The Revolving Credit Facility matures in May 2028.

As of July 2, 2023, January 1, 2023 and July 3, 2022, $479.0 million was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus 1.75%. The Term Loan B consists of only floating rate debt. As of July 2, 2023, the applicable interest rate on the Term Loan B was 6.95%. The Term Loan B matures on April 17, 2026.

2024 Notes, 2025 Notes, 2027 Notes and 2031 Notes

In June 2016, Holdings issued $300.0 million of 4.875% senior unsecured notes due 2024 and, in April 2017, issued an additional $700.0 million of senior unsecured notes due 2024 (together, the “2024 Notes”). During March of 2020, we prepaid $50.5 million of the outstanding 2024 Notes principal, reducing the outstanding amount to $949.5 million. On April 26, 2023, we commenced a cash tender offer (the “Tender Offer”) for any and all outstanding 2024 Notes. The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the “Purchase Price”), plus accrued and unpaid interest. On May 3, 2023, we repaid $892.6 million, or 94.0% of the aggregate principal amount of the 2024 Notes that were tendered to us. The remainder of the 2024 Notes is due in July 2024.

In April 2017, Holdings issued $500.0 million of 5.50% senior notes due 2027 (the "2027 Notes"). In April 2020, our subsidiary Six Flags Theme Parks (“SFTP”) issued $725.0 million of 7.00% senior secured notes due 2025 (the “2025 Notes”).

On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $4.9 million related to the write-off of deferred financing costs related to the transaction which was recognized during the three months ended July 3, 2022.

On May 3, 2023, the Company completed the private sale of the 2031 Notes at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million. We incurred a $13.9 million loss on debt extinguishment containing $1.0 million for the premium paid above par and $12.9 million of costs charged to expense on debt modification which were recognized during the three months ended July 2, 2023.

Also, on May 3, 2023, the Company announced that $892.6 million, or 94.0% of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer.  Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our revolving credit facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

As of July 2, 2023, $56.9 million of the 2024 Notes, $365.0 million of the 2025 Notes, $500.0 million of the 2027 Notes and $800.0 million of the 2031 Notes, were issued and outstanding. Interest payments of $1.4 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Following the repayment of $360 million of the 2025 Notes, interest payments of $12.7 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year. For the 2031 Notes, an interest payment of $30.9 million is due November 15, 2023, and then $29.0 million is due semi-annually on May 15 and November 15 of each year, thereafter.

Long-Term Indebtedness Summary

As of July 2, 2023, January 1, 2023, and July 3, 2022, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	July 2, 2023	January 1, 2023	July 3, 2022
Term Loan B	$479,000	$479,000	$479,000
Revolving Credit Facility	169,000	100,000	200,000
2024 Notes	56,867	949,490	949,490
2025 Notes	365,000	365,000	365,000
2027 Notes	500,000	500,000	500,000
2031 Notes	800,000	—	—
Net discount	(6,580)	(2,138)	(2,694)
Deferred financing costs	(10,961)	(10,821)	(12,886)
Total debt	$2,352,325	$2,380,531	$2,477,910
Less short-term borrowings	(169,000)	(100,000)	(200,000)
Total long-term debt	$2,183,325	$2,280,531	$2,277,910

Fair-Value of Long-Term Indebtedness

As of July 2, 2023, January 1, 2023, and July 3, 2022, the fair value of our long-term debt was $2,298.7 million, $2,284.3 million and $2,368.2 million, respectively.

4.  Accumulated Other Comprehensive Loss

Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the six months ended July 2, 2023, were as follows:

					Accumulated
	Cumulative				Other
	Translation	Cash Flow	Defined Benefit	Income	Comprehensive
(Amounts in thousands)	Adjustment	Hedges	Plans	Taxes	Loss
Balances at January 1, 2023	$(33,145)	$5,337	$(39,385)	$(4,002)	$(71,195)
Net current period change	(663)	—	—	97	(566)
Amounts reclassified from AOCI	—	(1,579)	468	277	(834)
Balances at July 2, 2023	$(33,808)	$3,758	$(38,917)	$(3,628)	$(72,595)

Reclassifications out of AOCL during the three and six months ended July 2, 2023 and July 3, 2022:

		Reclassification of (Gain) Loss from AOCL into Earnings
		Three Months Ended		Six Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022

Amortization of gain on interest rate hedge	Interest expense, net	$(792)	$(774)	$(1,579)	$343
	Income tax expense	197	193	393	(88)
	Net of tax	$(595)	$(581)	$(1,186)	$255

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$234	$229	$468	$458
	Income tax benefit	(58)	(58)	(116)	(115)
	Net of tax	$176	$171	$352	$343

Total reclassifications		$(419)	$(410)	$(834)	$598

5.  Derivative Financial Instruments

We hold interest rate swap agreements that mitigate the risk of an increase in the effective interest rate on the Term Loan B. We enter into derivative contracts for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. As such, in conjunction with the repayment of a portion of the Term Loan B in April 2020, certain of our interest rate swap agreements were de-designated because the hedged interest was no longer probable to occur.

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

On March 24, 2022, we terminated the August 2019 Swap Agreements for net cash proceeds of $7.4 million. The swap agreements were used as economic hedges against rising interest rates and had been designated as cash flow hedges prior to termination. We recorded the settlement in accumulated other comprehensive income in the amount of $7.7 million which will be amortized through September 2024, the maturity date of the Term Loan B.

Derivative assets recorded at fair value in an asset position as well as their classification on our unaudited condensed consolidated balance sheets as of July 2, 2023, January 1, 2023, and July 3, 2022:

	Derivative Assets
(Amounts in thousands)	July 2, 2023	January 1, 2023	July 3, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other current assets	$3,631	$6,135	$3,688
Interest rate swap agreements — other non-current assets	3,984	4,446	2,829
	$7,615	$10,581	$6,517

Derivative liabilities recorded at fair value in our unaudited condensed consolidated balance sheets as of July 2, 2023, January 1, 2023, and July 3, 2022:

	Derivative Liabilities
(Amounts in thousands)	July 2, 2023	January 1, 2023	July 3, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$4,535	$8,476	$7,589
Interest rate swap agreements — other long-term liabilities	5,382	6,224	5,196
	$9,917	$14,700	$12,785

Gains and losses on derivatives not designated as hedging instruments are recognized in “Interest expense, net” in our condensed consolidated statements of operations, and were not material for the three months ended July 2, 2023 and July 3, 2022 or for the six months ended July 2, 2023 and July 3, 2022.

Gains and losses before taxes on derivatives designated as hedging instruments that were recognized in “Interest expense” in the condensed consolidated statements of operations for the three and six months ended July 2, 2023, and July 3, 2022, were as follows:

Three Months Ended July 2, 2023 and July 3, 2022

	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in AOCL		AOCL into Interest Expense, Net
(Amounts in thousands)	2023	2022	2023	2022
Interest rate swap agreements	$—	$—	$792	$774
Total	$—	$—	$792	$774

Six Months Ended July 2, 2023 and July 3, 2022

	Gain (Loss)		Gain (Loss) Reclassified from
	Recognized in AOCL		AOCL into Interest Expense, Net
(Amounts in thousands)	2023	2022	2023	2022
Interest rate swap agreements	$—	$11,778	$1,579	$(343)
Total	$—	$11,778	$1,579	$(343)

As of July 2, 2023, we expect to reclassify net gains of $3.2 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months.

6.  Commitments and Contingencies

Partnership Parks

We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of July 2, 2023, our share of the distribution will be approximately $38.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2023 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2023, we purchased 0.149 limited partnership units from the Texas partnership for $0.3 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.

The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of July 2, 2023, is $409.8 million in the case of SFOG and $527.4 million in the case of SFOT. As of July 2, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.

We incurred $20.6 million of capital expenditures at the Partnership Parks during the 2022 season and expect to incur approximately $26.0 million to $30.0 million of capital expenditures at these parks for the 2023 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.0 million of cash in 2022, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of July 2, 2023, January 1, 2023 and July 3, 2022, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.

Redeemable noncontrolling interests represent the non-affiliated parties’ interests in the Partnership Parks: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of July 2, 2023, redeemable noncontrolling interests of the SFOT and SFOG partnerships were $252.7 million and $292.1 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at January 1, 2023	$241,194	$280,201	$521,395
Purchase of redeemable units	(328)	—	(328)
Fresh start accounting fair market value adjustment for purchased units	(69)	—	(69)
Net income attributable to noncontrolling interests	11,860	11,906	23,766
Balance at July 2, 2023	$252,657	$292,107	$544,764

The redemption value of the noncontrolling partnership units in SFOT and SFOG as of July 2, 2023, was approximately $240.8 million and $280.2 million, respectively.

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

Self-Insurance Reserves

Self-insurance reserves are recorded for the estimated amounts of guest and employee claims and expenses incurred each period that are not covered by insurance.  Reserves are established for both identified claims and incurred but not reported (“IBNR”) claims.  Such amounts are accrued for when claim amounts become probable and estimable.  Reserves for identified claims are based upon the Company’s historical claims experience and third-party estimates of settlement costs.  Reserves for IBNR claims are based upon our claims data history, actuarially determined loss development factors and certain other qualitative considerations.  We maintain self-insurance reserves for healthcare, auto, general liability, and workers’ compensation claims.

Our self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. During the second quarter of 2023, an actuarial analysis of our general liability and worker’s compensation self-insurance reserves resulted in a change in estimate that increased our ultimate loss indications on both identified claims and IBNR claims. The determination to undertake such an actuarial analysis resulted from greater than previously estimated reserve adjustments on identified claims during the quarter as well as an observed pattern of increasing litigation and settlement costs. As a result of this actuarial analysis, we revised certain key actuarial assumptions utilized in determining estimated ultimate losses, including loss development factors. The change in estimate resulted in an increase to “selling, general and administrative expense” on our condensed consolidated statements of operation of $37.6 million during the three and six months ended July 2, 2023.

Total accrued self-insurance reserves were $68.6 million, $34.1 million and $37.0 million as of July 2, 2023, January 1, 2023 and July 3, 2022, respectively.

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

Putative Securities Class Action Lawsuit

In February 2020, two putative securities class action complaints were filed against Holdings and certain of its former executive officers (collectively, the “defendants”) in the U.S. District Court for the Northern District of Texas. On March 2, 2020, the two cases were consolidated in an action captioned Electrical Workers Pension Fund Local 103 I.B.E.W. v. Six Flags Entertainment Corp., et al., Case No. 4:20-cv-00201-P (N.D. Tex.) (the “Electrical Workers litigation”), and an amended complaint was filed on March 20, 2020. On May 8, 2020, Oklahoma Firefighters Pension and Retirement System (“Oklahoma Firefighters”) and Electrical Workers Pension Fund Local 103 I.B.E.W. were appointed as lead plaintiffs, Bernstein Litowitz Berger & Grossman LLP was appointed as lead counsel, and McKool Smith PC was appointed as liaison counsel. On July 2, 2020, lead plaintiffs filed a consolidated complaint. The consolidated complaint alleges, among other things, that the defendants made materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the development of its Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd., in violation of the federal securities laws. The consolidated complaint seeks an unspecified amount of compensatory damages and other relief on behalf of a putative class of purchasers of Holdings’ publicly traded common stock during the period between April 24, 2018 and February 19, 2020. On August 3, 2020, defendants filed a motion to dismiss the consolidated complaint. On March 3, 2021, the district court granted defendants’ motion, dismissing the complaint in its entirety and with prejudice.

On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court.  On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. On July 25, 2023, the Fifth Circuit informed the parties’ that, among other things, the appeal has been docketed, the appellate record is complete, and the Appellant’s brief is due within 40 days.

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

On May 5, 2020, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings, by Richard Francisco in Texas state court against certain of its then-current and former executive officers and directors (the “individual defendants”) in an action captioned Francisco v. Reid-Anderson, et al., Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.) (the “Francisco action”). The petition in the Francisco action alleges breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The petition in the Francisco action references, and makes many of the same allegations, as are set forth in the Electrical Workers litigation, alleging, among other things, that the individual defendants breached their fiduciary duties, were unjustly enriched by, abused their control, committed gross mismanagement, and committed waste by making, failing to correct, or failing to implement adequate internal controls relating to alleged materially false or misleading statements or omissions regarding the Company’s business, operations and growth prospects, specifically with respect to the prospects of the development of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. The petition also alleges that a former officer and director engaged in insider trading. On May 28, 2020, the parties in the Francisco action filed a joint motion to stay proceedings through the resolution of the forthcoming motion to dismiss the Electrical Workers litigation. On June 3, 2020, the district court granted the joint motion to stay proceedings. On June 12, 2020, an additional stockholder derivative lawsuit, making substantially identical allegations as the Francisco petition, was filed on behalf of nominal defendant Holdings in Texas state court by putative stockholder Cliff Bragdon in an action captioned Bragdon v. Reid-Anderson, et al., Case No. DC-20-08180 (298th Dist. Ct., Dallas Cty., Tex.) (the “Bragdon action”). On July 10, 2020, the district court granted an agreed motion filed by the parties in the Francisco and Bragdon actions to consolidate cases, to accept service and an unopposed motion to appoint co-lead and liaison counsel, and to stay both the Francisco and Bragdon actions through final resolution of the motion to dismiss the Electrical Workers litigation. The consolidated state derivative action was captioned In re Six Flags Entertainment Corp. Derivative Litigation, Case No. DC-20-06425 (160th Dist. Ct., Dallas Cty., Tex.). On September 8, 2020, the parties to the consolidated state derivative action filed an agreed motion to transfer the case from Dallas County to Tarrant County, which motion was so ordered on September 27, 2020. The consolidated action is now captioned In re Six Flags Ent. Corp. Derivative Litigation, No. 096-320958-20 (96th Dist. Ct., Tarrant Cty., Tex.).  On February 9, 2023, the stay was lifted in the consolidated action when the Fifth Circuit issued the mandate in the Electrical Workers litigation.  On April 27, 2023 and May 30, 2023, the parties informed the court that they were conferring, that they would provide a further update within 30 days, and that, in the meantime, the defendants had no obligation to respond to the Francisco or Bragdon complaints or the consolidated action. On June 29, 2023, plaintiffs filed a notice of non-suit without prejudice.

On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On May 5, 2023, the individual defendants and the Company agreed to accept service of the petition, and plaintiff agreed that the individual defendants and the Company had no obligation to respond to the petition and that defendant’s answer dates are tolled until plaintiff files an amended petition. Plaintiff stated Plaintiff would file an amended petition by June 30, 2023. Plaintiff has not yet filed an amended petition.

On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Dela Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On June 10, 2023, the court ordered the following schedule: plaintiff’s amended complaint is due on or before August 12, 2023; defendants’ answer or other response is due on or before September 12, 2023; plaintiff’s opposition to defendants’ motion to dismiss is due on or before October 17, 2023; and defendants’ reply to plaintiff’s opposition is due on or before November 1, 2023. On July 20, 2023, the court scheduled completion of discovery to occur by April 4, 2025, and a four-day trial to begin on September 1, 2025.

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

Personal Injury Lawsuit

On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. On April 14, 2023, Six Flags Splashtown settled with 421 plaintiffs, including all bellwether plaintiffs set for trial on April 17, 2023, for an immaterial amount.  This settlement resolved all claims brought by these plaintiffs only.  The parties are working to document this settlement and will seek to have the Court appoint a special master to determine the amounts each settling plaintiff will receive.  This settlement does not resolve all claims arising from the alleged chemical vapor release.  There are 122 remaining plaintiffs; 71 plaintiffs represented by 5 different firms and 51 pro se plaintiffs.  The Court set a status conference for August 10, 2023, and ordered all remaining plaintiffs to appear.  Any who fail to appear at the status conference will immediately be dismissed.  The court also set the next bellweather trial for January 15, 2024.  We have defended this litigation vigorously and will continue to do so. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into further settlement agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from the remaining matters in excess of the amount that we have recorded for this litigation, which amount is not material to our consolidated financial statements.

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

7.  Business Segments

Our chief operating decision maker “CODM” regularly receives consolidated information which is used to make strategy decisions. Each individual park location has a Park President or General Manager responsible for the operational results and executing the strategy set forth by the CODM. Substantially all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment - parks.

The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of July 2, 2023, January 1, 2023, and July 3, 2022:

	As of
(Amounts in thousands)	July 2, 2023	January 1, 2023	July 3, 2022
Domestic	$2,292,265	$2,290,318	$2,322,514
Foreign	121,844	114,048	116,550
Total	$2,414,109	$2,404,366	$2,439,064

The following information reflects our revenues and income before income taxes by domestic and foreign jurisdictions for the six months ended July 2, 2023, and July 3, 2022:

	Domestic	Foreign	Total
2023	(Amounts in thousands)
Revenues	$529,735	$56,162	$585,897
(Loss) income before income taxes	(55,878)	26,294	(29,584)
2022
Revenues	$531,041	$42,488	$573,529
(Loss) income before income taxes	(1,063)	8,721	7,658

8.  Pension Benefits

We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and six months ended July 2, 2023, and July 3, 2022, respectively:

	Three Months Ended		Six Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Service cost	$—	$—	$—	$—
Interest cost	1,954	1,384	3,908	2,768
Expected return on plan assets	(2,402)	(3,060)	(4,804)	(6,119)
Amortization of net actuarial loss	234	229	468	458
Administrative fees	650	300	1,300	600
Total net periodic expense (benefit)	$436	$(1,147)	$872	$(2,293)

The components of net periodic pension (benefit) expense were included in "Other (income) expense" in the condensed consolidated statements of operations.

Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Six Months Ended
	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Discount rate	4.95%	2.60%	4.95%	2.60%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%

Employer Contributions

We did not make any pension contributions during the three month or six month periods ended July 2, 2023 and July 3, 2022.

9. Stock Repurchase Plans and Shareholder Rights Plan

On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of July 2, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases. We have not made any repurchases during the six months ended July 2, 2023.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2022 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.

The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2022 Annual Report.

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

●	Total guest spending per capita is the total revenue generated from our guests, on a per guest basis, through admissions and in-park spending. Total guest spending per capita is calculated by dividing the sum of park admissions revenue and park food merchandise and other revenue by total attendance.
●	Admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions revenue per capita is calculated by dividing park admission revenue by total attendance.
●	In-park spending per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food and beverages, games and merchandise. In-park spending per capita is calculated by dividing park food, merchandise and other revenue by total attendance.

Overview

General

We are the largest regional theme park operator in the world and the largest operator of water parks in North America based on the number of parks we operate. Of our 27 regional theme parks and water parks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our parks are located in geographically diverse markets across North America and generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, providing a complete family-oriented entertainment experience. We work continuously to improve our parks and our guests’ experiences to meet our guests’ evolving preferences.

The results of operations for the three and six months ended July 2, 2023 and July 3, 2022, are not indicative of the results expected for the full year. Typically, our park operations generate approximately 70% - 75% of their annual revenue during the second and third quarter each year while certain expenses are incurred year-round.

Our revenue is derived from (i) the sale of tickets (including season passes and other multi-use products) for entrance to our parks, (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks, and (iii) sponsorship, international agreements and accommodations. Revenue from ticket sales and in-park sales are primarily impacted by park attendance and average pricing of our admission products and in-park offerings. Revenue from sponsorship, international agreements and accommodations can be impacted by the term, timing and extent of services and fees under these arrangements, which can result in fluctuations from quarter to quarter and year to year.

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

Results of Operations

Three Months Ended July 2, 2023 Compared to Three Months Ended July 3, 2022

The following table sets forth summary financial information for the three months ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Percentage Change (%)
(Amounts in thousands, except percentage and per capita data)	July 2, 2023	July 3, 2022	2023 to 2022
Total revenue	$443,707	$435,422	2%
Operating expenses	173,669	173,357	N/M
Selling, general and administrative expenses	90,448	53,498	69%
Cost of products sold	34,787	35,710	(3)%
Depreciation and amortization	28,910	27,537	5%
Loss on disposal of assets	2,550	98	N/M
Operating income	113,343	145,222	(22)%
Interest expense, net	43,495	35,978	21%
Loss on extinguishment of debt	13,982	17,533	(20)%
Other income, net	(2,261)	(722)	N/M
Income before income taxes	58,127	92,433	(37)%
Income tax expense	13,807	24,716	(44)%
Net income	44,320	67,717	(35)%
Less: Net income attributable to noncontrolling interests	(23,766)	(22,325)	6%
Net income attributable to Six Flags Entertainment Corporation	$20,554	$45,392	(55)%

Other Data:
Attendance	7,073	6,652	6%
Admissions revenue per capita	$33.79	$36.35	(7)%
In-park spending per capita	$26.97	$27.52	(2)%
Total guest spending per capita	$60.76	$63.87	(5)%

Revenue

Revenue for the three months ended July 2, 2023, totaled $443.7 million, an increase of $8.3 million, or 2%, compared to $435.4 million for the three months ended July 3, 2022. The increase was attributable to an attendance increase of 6% and an increase in sponsorship, international agreements and accommodations revenue of $3.4 million. The increase was partially offset by a decrease in per capita spending.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended July 2, 2023, decreased by $3.11, to $60.76, compared to the three months ended July 3, 2022, driven by a $2.56, or 7%, decrease in admissions revenue per capita and a $0.55, or 2%, decrease in in-park spending per capita. The lower admissions per capita reflects our increased focus on selling season pass and other multi-use products which generate lower per capita revenue compared to our single-day tickets. The decrease in in-park spending per capita reflects the Company’s in-park pricing initiatives.

Operating expenses

Operating expenses for the three months ended July 2, 2023, increased $0.3 million, compared to the three months ended July 3, 2022, which was primarily attributable to wage increases for our seasonal labor, partially offset by a decline in full-time headcount.

Selling, general and administrative expenses

Selling, general and administrative expenses for the three months ended July 2, 2023, increased $37.0 million, or 69%, compared to the three months ended July 3, 2022. The increase was primarily attributable to an increase in self-insurance reserves of $37.6 million. See Note 6, Commitments and Contingencies, for additional information on the change in accounting estimate that resulted in this adjustment. The remaining decrease was attributable to a decrease in full-time head count, partially offset by an increase in advertising expenses.

Cost of products sold

Cost of products sold in the three months ended July 2, 2023, decreased $0.9 million, or 3%, compared to the three months ended July 3, 2022, primarily as a result of procurement initiatives to reduce costs, partially offset by higher sales volume of our other in-park offerings due to higher attendance.

Depreciation and amortization

Depreciation and amortization expense for the three months ended July 2, 2023, increased $1.4 million, or 5%, compared to the period ended July 2, 2022. The increase was primarily attributable to a higher proportion of our capital expenditures over the past several years that have been allocated to assets with shorter useful lives.

Loss on disposal of assets

We recognized a loss on disposal of assets of $2.5 million during the three months ended July 2, 2023, and a loss on disposal of assets of $0.1 million during the three months ended July 3, 2022. These losses were related to the disposition of older rides and other assets in the normal course of operations.

Interest expense, net

Interest expense, net increased $7.5 million, or 21%, compared to the three months ended July 3, 2022. The increase is primarily attributable to an increase in the cost of our floating rate debt and increased borrowings on our Revolving Credit Facility. The higher borrowings under our Revolving Credit Facility are primarily attributable to additional borrowings used to fund the portion of the tender of our 2024 Notes not covered by the net proceeds of the 2031 Notes.

Loss on debt extinguishment

Loss on debt extinguishment was $14.0 million for the three months ended July 2, 2023 as compared to compared to a loss of debt extinguishment of $17.5 for three months ended July 3, 2022. During the three months ended July 2, 2023, we recognized a loss on debt extinguishment of $14.0 million due to the write-off of unamortized deferred financing costs on the 2024 Notes, the premium paid above par on the early redemption of the 2024 Notes and the transaction costs charged to expense. During the three months ended July 3, 2022, we incurred a $17.5 million loss on debt extinguishment upon the early redemption of $360.0 million of the 2025 Notes comprised of $12.6 million for the premium paid above par and $5.0 million for the write-off of the pro rata amount of unamortized deferred financing costs associated with the 2025 Notes that were redeemed early.

Income tax expense

Income tax expense for the three months ended July 2, 2023 was $13.8 million reflecting an effective tax rate of 23.7%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation. Income tax expense for the three months ended July 3, 2022 was $24.7 million reflecting an effective tax rate of 27%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation and a $4.0 million discrete tax assessment in Mexico.

Results of Operations

Six Months Ended July 2, 2023 Compared to Six Months Ended July 3, 2022

The following table sets forth summary financial information for the six months ended July 2, 2023 and July 3, 2022:

	Six Months Ended		Percentage Change (%)
(Amounts in thousands, except per capita data)	July 2, 2023	July 3, 2022	2023 to 2022
Total revenue	$585,897	$573,529	2%
Operating expenses	282,539	283,076	N/M
Selling, general and administrative expenses	134,695	92,755	45%
Costs of products sold	44,552	45,825	(3)%
Depreciation and amortization	58,024	56,586	3%
Loss (gain) on disposal of assets	4,985	(2,002)	N/M
Operating income	61,102	97,289	(37)%
Interest expense, net	79,797	73,508	9%
Loss on debt extinguishment	13,982	17,533	(20)%
Other income, net	(3,093)	(1,410)	N/M
(Loss) income before income taxes	(29,584)	7,658	N/M
Income tax (benefit) expense	(4,045)	5,603	N/M
Net (loss) income attributable to Six Flags Entertainment Corporation	(25,539)	2,055	N/M
Less: Net income attributable to noncontrolling interests	(23,766)	(22,325)	6%
Net loss attributable to Six Flags Entertainment Corporation	$(49,305)	$(20,270)	N/M

Other Data:
Attendance	8,669	8,339	4%
Admissions revenue per capita	$36.37	$37.75	(4)%
In-park spending per capita	$28.09	$28.46	(1)%
Total guest spending per capita	$64.46	$66.21	(3)%

Revenue

Revenue for the six months ended July 2, 2023, totaled $585.9 million, an increase of $12.4 million, or 2%, compared to the $573.5 million for the six months ended July 3, 2022. The increase was primarily attributable to an increase in attendance of 4% and a $5.6 million increase in sponsorship, international agreement and accommodations revenue. The increase was partially offset by reduced spending on a per capita basis.

Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the six months ended July 2, 2023, decreased $1.75, to $64.46, compared to the six months ended July 3, 2022, driven by a decrease in admissions revenue per capita of $1.38, or 4%, and a decrease in in-park spending per capita of $0.37, or 1%. The lower admissions per capita reflects our increased focus on selling season pass and other multi-use products, which generate lower per capita revenue compared to single day tickets.

Operating expenses

Operating expenses for the six months ended July 2, 2023, decreased $0.5 million, compared to the six months ended July 3, 2022, primarily as a result of a decline in full-time headcount. This decrease was partially offset by an increase in wages per hour paid to our seasonal workers and the addition of multiple events during the first half of the year including Viva la Fiesta, Flavors of the World and Scream Break.

Selling, general and administrative expenses

Selling, general and administrative expenses for the six months ended July 2, 2023, increased $41.9 million, or 45%, compared to the six months ended July 3, 2022. The increase was primarily attributable to an increase in our self-insurance reserves of $37.6 million. See Note 6, Commitments and Contingencies, for additional information on the change in accounting estimate that resulted in this adjustment. The remaining increase is attributable to an increase in advertising expenses during the first half of the year. The increase was partially offset by a decline in full-time headcount.

Cost of products sold

Cost of products sold for the six months ended July 2, 2023 decreased $1.3 million, or 3%, compared to the six month period ended July 3, 2022 primarily as a result of procurement initiatives to reduce costs, partially offset by higher sales volume of our other in-park offerings due to higher attendance.

Depreciation and amortization

Depreciation and amortization expense for the six months ended July 2, 2023, increased $1.4 million, or 3%, compared to the six months ended July 3, 2022. The increase in depreciation and amortization expense is primarily the result of a higher proportion of our capital expenditures over the past several years that have been allocated to assets with shorter useful lives.

Loss on disposal of assets

We recognized a $5.0 million loss on disposal of assets for the six months ended July 2, 2023, compared to a gain on disposal of assets of $2.0 million for the six months ended July 3, 2022. The loss on disposal of assets during the six months ended July 2, 2023, was driven by the disposition of older rides and other assets in the normal course of operations. The gain of $2.0 million during the six months ended July 3, 2022 was primarily attributable to insurance proceeds received under our property insurance policy for losses incurred.

Interest expense, net

Interest expense, net increased $6.3 million, or 9%, compared to the six months ended July 3, 2022. The increase is primarily attributable to an increase in the cost of our floating rate debt and increased borrowings on our Revolving Credit Facility. The higher borrowings under our Revolving Credit Facility are primarily attributable to additional borrowings used to fund the portion of the tender of our 2024 Notes not covered by the net proceeds of the 2031 Notes.

Loss on debt extinguishment

Loss on debt extinguishment was $14.0 million for the six months ended July 2, 2023 as compared to compared to a loss of debt extinguishment of $17.5 for six months ended July 3, 2022. During the six months ended July 2, 2023, we recognized a loss on debt extinguishment of $14.0 million due to the write-off of unamortized deferred financing costs on the 2024 Notes, the premium paid above par on the early redemption of the 2024 Notes and the transaction costs charged to expense. During the six months ended July 3, 2022, we incurred a $17.5 million loss on debt extinguishment upon the early redemption of $360.0 million of the 2025 Notes comprised of $12.6 million for the premium paid above par and $5.0 million for the write-off of the pro rata amount of unamortized deferred financing costs associated with the 2025 Notes that were redeemed early.

Income tax (benefit) expense

Income tax benefit for the six months ended July 2, 2023 was $4.0 million, an effective tax rate of 13.7%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation. Income tax expense for the six months ended July 3, 2022, was $5.6 million. The difference between the federal statutory rate and our effective tax rate was driven by a $4.0 million discrete tax adjustment in Mexico. Our income tax expense was also driven by state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Calculation of EBITDA for the three and six months ended July 2, 2023 and July 3, 2022

We manage our business primarily with three different metrics; Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex.

“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated income (loss) from continuing operations excluding the following: the cumulative effect of changes in accounting principle, discontinued operations, income tax expense or (benefit), restructure costs or recoveries, reorganization items (net), other (income) expense, (gain) loss on debt extinguishment, equity in (income) loss of investees, interest expense (net), (gain) loss on disposal of assets, (gain) loss on the sale of investees, amortization, depreciation, stock-based compensation, fresh start accounting valuation adjustments and other significant non-recurring items. Modified EBITDA, as defined herein, may differ from similarly titled measures presented by other companies. Management uses non-GAAP measures for budgeting purposes, measuring actual results and allocating resources. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors and allows investors to review performance in the same manner as our management.

"Adjusted EBITDA," a non-GAAP measure, is defined as Modified EBITDA minus the interests of third parties in the Modified EBITDA of properties that are less than wholly owned (consisting of Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Over Texas). Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our secured credit agreement, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Adjusted EBITDA as defined herein may differ from similarly titled measures presented by other companies. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on achieving specified Adjusted EBITDA targets. We believe that Adjusted EBITDA is frequently used by sell-side analysts and most investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our condensed consolidated statements of operations. This reclassification has been reflected in all periods presented. As a result of this reclassification, Adjusted EBITDA for the three-month and six-month periods ended July 3, 2022, declined by $1.6 million and $2.8 million, respectively, as compared to the amounts previously reported.

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

The following tables set forth a reconciliation of net income (loss) to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three and six month periods ended July 2, 2023 and July 3, 2022:

	Three Months Ended		Six Months Ended
(Amounts in thousands, except per share data)	July 2, 2023	July 3, 2022	July 2, 2023	July 3, 2022
Net income (loss)	$44,320	$67,717	$(25,539)	$2,055
Income tax expense (benefit)	13,807	24,716	(4,045)	5,603
Other income, net	(2,261)	(722)	(3,093)	(1,410)
Loss on debt extinguishment	13,982	17,533	13,982	17,533
Interest expense, net	43,495	35,978	79,797	73,508
Loss (gain) on disposal of assets	2,550	98	4,985	(2,002)
Depreciation and amortization	28,910	27,537	58,024	56,586
Stock-based compensation	2,179	3,223	5,493	7,448
Self-insurance reserve adjustment (1)	37,558	—	37,558	—
Modified EBITDA	$184,540	$176,080	$167,162	$159,321
Third party interest in EBITDA of certain operations	(23,766)	(22,325)	(23,766)	(22,325)
Adjusted EBITDA	$160,774	$153,755	$143,396	$136,996
Capital expenditures, net of property insurance recovery	(42,034)	(26,352)	(67,041)	(55,342)
Adjusted EBITDA minus CAPEX	$118,740	$127,403	$76,355	$81,654

(1)	Amount relates to an adjustment to our self-insurance reserves resulting from a change in accounting estimate that increased our ultimate loss indications on both identified claims and incurred but not reported claims. See Note 6 – Commitment and Contingencies for additional information regarding this change in accounting estimate. We have excluded this adjustment from our reported Adjusted EBITDA because we believe (i) the change in actuarial assumptions and related change in accounting estimate that rise to adjustment is unusual and not expected to be recurring; (ii) excluding it provides more meaningful comparisons to our historical results; and (iii) excluding it provides more meaningful comparisons to other companies in our industry.

Liquidity, Capital Commitments and Resources

Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of our operations, including interest payments on our outstanding debt obligations, capital expenditures and payments to our partners in the Partnership Parks.

We did not pay any dividends during the six months ended July 2, 2023, and we paid a nominal amount in the six months ended July 3, 2022 to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares.

As of July 2, 2023, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash and amounts available under our Revolving Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to utilize federal net operating loss carryforwards to reduce our cash tax obligations through fiscal year 2024.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the entertainment experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as Ebola, Zika, swine flu, COVID-19, Monkeypox or other diseases; accidents or the occurrence of an unfavorable event at one or more of our parks, including terrorist acts or threats inside or outside of our parks; negative publicity; or significant local competitive events, which could materially reduce paid attendance and revenue related to that attendance at any of our parks. While we work with local police authorities on security-related precautions to prevent certain types of disturbances, we can make no assurance that these precautions will be able to prevent these types of occurrences. However, we believe our ownership of many parks in different geographic locations reduces the effects of adverse weather and other adverse events on our consolidated results. If such an adverse event were to occur, we may be unable to borrow under the Revolving Credit Facility or may be required to repay amounts outstanding under the Revolving Credit Facility and/or we may need to seek additional financing. In addition, we expect that we will be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2022 Annual Report and in this Quarterly Report.

As of July 2, 2023, the principal amount of our total indebtedness, was $2,369.9 million. As of August 7, 2023, based on (i) non-revolving credit debt outstanding, (ii) anticipated levels of working capital revolving borrowings during 2023 and 2024, and (iii) required interest payments due to holders of the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2031 Notes, we anticipate annual cash interest payments of approximately $165 million and $155 million during 2023 and 2024, respectively.

As of July 2, 2023, we had approximately $51.6 million of unrestricted cash and $310.0 million available for borrowing under the Revolving Credit Facility. Our ability to borrow under the Revolving Credit Facility is contingent on our compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Credit Facility, and our operating results significantly underperform our expectations, we may be unable to pay in full our obligations. A default under the Revolving Credit Facility could permit the lenders under the Credit Facility to accelerate the obligations thereunder. The Revolving Credit Facility expires in May 2028. The terms and availability of the Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. As of July 2, 2023, we are in compliance with all covenants. For a more detailed description of our indebtedness, see Note 3 to the unaudited condensed consolidated financial statements included in this Quarterly Report.

2031 Notes Issuance and Tender Offer

On April 26, 2023, the Company launched a private offering of up to $800 million aggregate principal amount of senior notes.  Concurrently, the Company commenced a cash tender offer (the “Tender Offer”) for any and all outstanding 2024 Notes. On May 3, 2023, we repaid $892.6 million, or 94.0% of the aggregate principal amount of the 2024 Notes that were tendered to us. The remainder of the 2024 Notes is due in July 2024.

On May 3, 2023, the Company completed the private sale of the 2031 Notes at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million. We incurred a $13.9 million loss on debt extinguishment containing $1.0 million for the premium paid above par and $12.9 million of costs charged to expense on debt modification which were recognized during the three months ended July 2, 2023.

Also, on May 3, 2023, the Company announced that $892.6 million, or 94.0% of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer.  Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

Investments

We regularly make capital investments for new rides and attractions in our parks. In addition, we make capital investments in the food, retail and other in-park areas. We also make enhancements to theming and landscaping of our parks in order to provide a more complete, family-oriented entertainment experience; and invest in our information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repairs and maintenance costs for recurring and routine maintenance are expensed as incurred and are not included in capital expenditures.

Cash Flows

	Six Months Ended
(Amounts in thousands)	July 2, 2023	July 3, 2022
Net cash provided by operating activities	$84,629	$63,237
Net cash used in investing activities	(67,041)	(55,342)
Net cash used in financing activities	(50,000)	(269,018)
Effect of exchange rate on cash	3,870	340
Net change in cash and cash equivalents	$(28,542)	$(260,783)

During the six months ended July 2, 2023, net cash provided by operating activities was $84.6 million, compared to net cash provided by operating activities of $63.2 million during the six months ended July 3, 2022. The increase was primarily driven by an increase in deferred revenue from the sale of season pass products which require up-front payment for visitation. Net cash used in investing activities was $67.0 million for the six months ended July 2, 2023, compared to net cash used in investing activities of $55.3 million in the six months ended July 3, 2022. The increase was primarily attributable to a planned increase in capital spending. Net cash used in financing activities was $50.0 million for the six months ended July 3, 2022, compared to $269.0 million for the six months ended July 3, 2022. During 2023, the amount is driven by the repayment of $892.0 million of the 2024 Notes offset by the $784.0 million in proceeds received from the issuance of the 2031 Notes, and additional borrowings under the Revolving Credit Facility. The $269.0 million in 2022 was driven by the repayment of $360.0 million of the 2025 Notes and share repurchases of $96.8 million, partially offset by increased borrowings under our Revolving Credit Facility.

Contractual Obligations

Since January 1, 2023, there have been no material changes to the contractual obligations of the Company outside the ordinary course of our business except for the early redemption of $892.6 million of the 2024 Notes, the issuance of the 2031 Notes and the amendments made to our Revolving Credit Facility. See Note 3, Long-Term Indebtedness for additional information. The table below sets forth the material changes during 2023 to the corresponding table as presented in our 2022 Annual Report.

	Payment Due by Period
(Amounts in thousands)	2023	2024 - 2025	2026 - 2027	2028 and beyond	Total
Long-term debt including current portion (2024 Notes, 2031 Notes and Revolving Credit Facility)	$—	$56,867	$—	$969,000	$1,025,867
Interest on 2024 Notes	1,386	1,386	—	—	2,772
Interest on 2031 Notes	31,145	116,000	116,000	203,000	466,145

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 2, 2023, there were no material changes in our market risk exposure from that disclosed in the 2022 Annual Report.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of July 2, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Chief Financial Officer, also conducted an evaluation of the Company's internal control over financial reporting to determine whether any change occurred during the last fiscal quarter of the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation there has been no change in the Company’s internal control over financial reporting during the last fiscal quarter of the period covered by this report other than certain internal control changes related to the implementation of new accounting and financial reporting system that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 30, 2017, we announced that our Board of Directors approved a stock repurchase plan that permits us to repurchase an incremental $500.0 million in shares of common stock (the "March 2017 Stock Repurchase Plan"). As of August 7, 2023, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

ITEM 5.OTHER ITEMS

On June 7, 2023, Aimee Williams-Ramey, Chief Legal Officer and Corporate Secretary of the Company, entered into a 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) promulgated under the Securities Exchange Act of 1934, as amended. The trading arrangements will expire on June 28, 2024, and may be terminated earlier in the limited circumstances defined in the trading arrangement. An aggregate of 2,307 shares may be sold pursuant to the trading arrangement.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Company announced on August 11, 2023 (“Effective Date”) that Aimee Williams-Ramey, the Company’s Chief Legal Officer and Corporate Secretary, has departed from the Company. Concurrently with her departure, Ms. Williams-Ramey entered into a consulting agreement, dated as of August 11, 2023 (the “Consulting Agreement”), pursuant to which she will provide consulting services to the Company for up to 10 months following the Effective Date in exchange for a monthly consulting fee of $38,333. Ms. Williams-Ramey’s employment was terminated without cause under the employment agreement between Ms. Williams-Ramey and the Company, dated as of June 13, 2022 (the “Employment Agreement”), with such termination effective as of the Effective Date. In connection with such termination, Ms. Williams-Ramey entered into a Separation Agreement and General Release with the Company on August 11, 2023 (the “Separation Agreement”), which provides, in addition to the terms below, that Ms. Williams-Ramey will receive the payments and benefits provided upon a termination without cause pursuant to the Employment Agreement. These payments and benefits consist of (i) an amount equal to the sum of Ms. Williams-Ramey’s base salary and target annual bonus, to be paid in a lump sum within 60 days following the Effective Date, (ii) payment of the annual bonus, if any, that would otherwise have been paid to Ms. Williams-Ramey if she had remained employed by the Company through December 31, 2023, calculated based on actual performance and paid at the time annual bonuses are normally paid to the Company’s executives (but no later than March 15, 2024), (iii) subject to Ms. Williams-Ramey’s timely election, continued health care coverage for a period of 12 months commencing on the Effective Date or until Ms. Williams-Ramey receives comparable coverage from a subsequent employer, (iv) immediate vesting of 10,030 unvested restricted stock units held by Ms. Williams-Ramey that are scheduled to vest in the 12-month period following the Effective Date, and (v) a cash payment equal to $10,000 for executive outplacement services.

Ms. Williams-Ramey has agreed to extend the duration of the non-competition and noninterference covenants under her Employment Agreement from 12 months to 18 months following the Effective Date. In consideration of this extension and her entry into the Consulting Agreement, the Separation Agreement provides for a lump sum cash payment equal to $355,000, to be paid within 60 days following the Effective Date.

The foregoing descriptions of the Separation Agreement and the Consulting Agreement are not complete and are qualified by reference to the full text and terms of the Separation Agreement and Consulting Agreement, which are filed as Exhibit 10.3 and Exhibit 10.4, respectively, to this report and incorporated herein by reference.

ITEM 6.   EXHIBITS

Exhibit 3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation

Exhibit 4.1

Indenture, dated as of May 3, 2023, among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee – incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K, filed May 4, 2023

Exhibit 4.2	Form of 7.250% Senior Note Due 2031 (included as Exhibit A to Exhibit 4.1) – incorporated by reference to Exhibit 4.2 to Registrant’s Current Report on Form 8-K, filed May 4, 2023

Exhibit 10.1

Replacement Revolving Facility and Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations, Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the replacement revolving lenders and incremental revolving lenders incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed May 4, 2023

Exhibit 10.2

Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, filed May 4, 2023

Exhibit 10.3*	Separation Agreement and General Release, dated August 11, 2023, by and between Six Flags Entertainment Corporation and Aimee Williams-Ramey

Exhibit 10.4*	Consulting Agreement, dated August 11, 2023, by and between Six Flags Entertainment Corporation and Aimee Williams-Ramey

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*

The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flow, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2023, formatted in Inline XBRL
*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date:	August 11, 2023	/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

Date:	August 11, 2023	/s/ GARY MICK
Gary Mick
Chief Financial Officer