Form 10-Q
period 2023-10-01
Six Flags Entertainment Corp
filed 2023-11-13
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended October 1, 2023 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                           to
Commission file number: 1-13703
_________________________________________________________
Six Flags Entertainment Corporation
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________________________

Delaware	13-3995059
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Ballpark Way Suite 400, Arlington, TX 76011	(972) 595-5000
(Address of Principal Executive Offices, Including Zip Code)	(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 6, 2023, Six Flags Entertainment Corporation had 83,537,017 outstanding shares of common stock, par value $0.025 per share.

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
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•factors impacting our ability to consummate the transactions (collectively the “Merger”) contemplated by that certain Agreement and Plan of Merger, dated November 2, 2023, by and among Six Flags Entertainment Corporation, (“Holdings”), Cedar Fair, L.P., (“Cedar Fair”), CopperSteel HoldCo, Inc., and CopperSteel Merger Sub, LLC;
•the risk that the proposed Merger disrupts current plans and operations of the Company and the effect of the announcement or pendency of the Merger on the business relationships, operating results and business generally of the Company;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•factors impacting attendance, such as local conditions, contagious diseases, including COVID-19 and Monkey Pox, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
•regulations and guidance of federal, state and local governments and health officials regarding the response to COVID-19 and Monkey Pox, including, with respect to business operations, safety protocols and public gatherings (such as voluntary and, in some cases, mandatory, quarantines, as well as shut downs and other restrictions on travel and commercial, social and other activities);
•economic impact of political instability and conflicts globally, such as the war in Ukraine and the Middle East;
•recall of food, toys and other retail products sold at our parks;
•accidents or incidents involving the safety of guests and employees, or contagious disease outbreaks at our parks or other parks in our industry, and negative publicity about us or our industry;
•availability of commercially reasonable insurance policies at reasonable rates;
•inability to achieve desired improvements and financial performance targets;
•adverse weather conditions, such as excess heat or cold, rain and storms;
•general financial and credit market conditions, including our ability to access credit or raise capital;
•macro-economic conditions (including supply chain issues and the impact of inflation on customer spending patterns);
•our ability to successfully implement our strategy;
•changes in public and consumer tastes;
•construction delays in capital improvements or ride downtime;
•competition with other theme parks, water parks and entertainment alternatives;
•dependence on a seasonal workforce;
•unionization activities and labor disputes;
•laws and regulations affecting labor and employee benefit costs, including increases in state and federally mandated minimum wages, healthcare reform and potential wage and hour claims;
•availability of labor;
•environmental laws and regulations;
•laws and regulations affecting corporate taxation;
•pending, threatened or future legal proceedings and the significant expenses associated with litigation;
•cyber security risks; and

•other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended January 1, 2023 (the "2022 Annual Report"), and in this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	October 1, 2023	January 1, 2023	October 2, 2022
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$66,763	$80,122	$73,314
Accounts receivable, net	90,877	49,405	72,299
Inventories	38,298	44,811	48,493
Prepaid expenses and other current assets	74,234	66,452	77,329
Total current assets	270,172	240,790	271,435
Property and equipment, net:
Property and equipment, at cost	2,699,159	2,592,485	2,559,635
Accumulated depreciation	(1,431,176)	(1,350,739)	(1,320,141)
Total property and equipment, net	1,267,983	1,241,746	1,239,494
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $301, $284 and $278 as of October 1, 2023, January 1, 2023 and October 2, 2022, respectively	344,147	344,164	344,170
Right-of-use operating leases, net	150,528	158,838	176,178
Other assets, net	24,685	20,669	13,171
Total assets	$2,717,133	$2,665,825	$2,704,066

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$46,121	$38,887	$47,808
Accrued compensation, payroll taxes and benefits	20,547	15,224	14,838
Self-insurance reserves	65,505	34,053	44,563
Accrued interest payable	44,062	38,484	26,616
Other accrued liabilities	69,323	67,346	102,382
Deferred revenue	147,650	128,627	126,578
Short-term borrowings	89,000	100,000	110,000
Current portion of long-term debt	56,867	—	—
Short-term lease liabilities	11,217	11,688	11,451
Total current liabilities	550,292	434,309	484,236
Noncurrent liabilities:
Long-term debt	2,127,495	2,280,531	2,279,220
Long-term lease liabilities	152,575	164,804	162,569
Other long-term liabilities	28,893	30,714	5,519
Deferred income taxes	193,175	184,637	194,358
Total liabilities	3,052,430	3,094,995	3,125,902

Redeemable noncontrolling interests	544,764	521,395	543,719

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 83,540,861, 83,178,294 and 83,152,582 shares issued and outstanding at October 1, 2023, January 1, 2023 and October 2, 2022, respectively	2,088	2,079	2,079
Capital in excess of par value	1,128,376	1,119,222	1,116,959
Accumulated deficit	(1,939,207)	(2,000,671)	(2,010,774)
Accumulated other comprehensive loss, net of tax	(71,318)	(71,195)	(73,819)
Total stockholders' deficit	(880,061)	(950,565)	(965,555)
Total liabilities and stockholders' deficit	2,717,133	2,665,825	2,704,066
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	October 1, 2023	October 2, 2022
Park admissions	$286,319	$280,502
Park food, merchandise and other	236,703	209,099
Sponsorship, international agreements and accommodations	24,433	15,230
Total revenues	547,455	504,831
Operating expenses (excluding depreciation and amortization shown separately below)	206,461	180,937
Selling, general and administrative expenses (including stock-based compensation of $3,525 and $3,998 in 2023 and 2022, respectively, and excluding depreciation and amortization shown separately below)	57,952	40,481
Costs of products sold	42,885	40,164
Depreciation and amortization	27,942	30,186
Loss on disposal of assets	1,760	5,038
Operating income	210,455	208,025
Interest expense, net	38,263	34,197
Other (income) expense, net	1,155	(659)
Income before income taxes	171,037	174,487
Income tax expense	36,570	38,654
Net income	$134,467	$135,833
Less: Net income attributable to noncontrolling interests	(23,767)	(22,326)
Net income attributable to Six Flags Entertainment Corporation	$110,700	$113,507

Weighted-average common shares outstanding:
Basic:	83,510	83,094
Diluted:	83,780	83,107

Earnings per average common share outstanding:
Basic:	$1.33	$1.37
Diluted:	$1.32	$1.37
See accompanying notes to the unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended
(Amounts in thousands, except per share data)	October 1, 2023	October 2, 2022
Park admissions	$601,585	$595,266
Park food, merchandise and other	480,281	446,449
Sponsorship, international agreements and accommodations	51,486	36,645
Total revenues	1,133,352	1,078,360
Operating expenses (excluding depreciation and amortization shown separately below)	489,000	464,013
Selling, general and administrative expenses (including stock-based compensation of $9,018 and $13,404 in 2023 and 2022, respectively, and excluding depreciation and amortization shown separately below)	192,647	135,194
Costs of products sold	87,437	85,989
Depreciation and amortization	85,966	86,772
Loss on disposal of assets	6,745	3,036
Operating income	271,557	303,356
Interest expense, net	118,060	107,705
Loss on debt extinguishment	13,982	17,533
Other income, net	(1,938)	(2,069)
Income before income taxes	141,453	180,187
Income tax expense	32,525	44,257
Net income	$108,928	$135,930
Less: Net income attributable to noncontrolling interests	(47,533)	(44,651)
Net income attributable to Six Flags Entertainment Corporation	$61,395	$91,279

Weighted-average common shares outstanding:
Basic:	83,365	84,760
Diluted:	83,736	84,919

Earnings per average common share outstanding:
Basic:	$0.74	$1.08
Diluted:	$0.73	$1.07
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022

Net income	$134,467	$135,833
Other comprehensive loss, net of tax
Foreign currency translation adjustment (1)	1,698	(1,287)
Defined benefit retirement plan (2)	178	161
Change in cash flow hedging (3)	(599)	(761)
Other comprehensive income (loss), net of tax	1,277	(1,887)
Comprehensive income	$135,744	$133,946
Less: Comprehensive income attributable to noncontrolling interests	(23,767)	(22,326)
Comprehensive income attributable to Six Flags Entertainment Corporation	$111,977	$111,620
______________________________________
(1)Foreign currency translation adjustment is presented net of tax benefit of $0.3 million for the three months ended October 1, 2023 and net of tax expense of $0.2 million for the three months ended October 2, 2022.
(2)Defined benefit retirement plan is presented net of tax benefit of $0.1 million for the three months ended October 1, 2023 and net of tax expense of $0.1 million for the three months ended October 2, 2022.
(3)Change in fair value of cash flow hedging is presented net of tax expense of $0.4 million for the three months ended October 1, 2023 and net of tax benefit of $0.3 million for the three months ended October 2, 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022
Net income	$108,928	$135,930
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment (1)	1,133	(1,452)
Defined benefit retirement plan (2)	529	504
Change in cash flow hedging (3)	(1,785)	8,316
Other comprehensive income (loss), net of tax	(123)	7,368
Comprehensive income	$108,805	$143,298
Less: Comprehensive income attributable to noncontrolling interests	(47,533)	(44,651)
Comprehensive income attributable to Six Flags Entertainment Corporation	$61,272	$98,647
______________________________________
(1)Foreign currency translation adjustment is presented net of tax expense of $0.5 million for the nine months ended October 1, 2023 and net of tax benefit of $0.2 million for the nine months ended October 2, 2022.
(2)Defined benefit retirement plan is presented net of tax expense of $0.2 million for the nine months ended October 1, 2023 and October 2, 2022, respectively.
(3)Change in fair value of cash flow hedging is presented net of tax benefit of $0.6 million for the nine months ended October 1, 2023 and net of tax expense of $2.8 million for the nine months ended October 2, 2022.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at July 3, 2022	83,026,556	$2,075	$1,113,118	$(2,124,281)	$(71,932)	$(1,081,020)
Issuance of common stock	128,590	4	(4)	—	—	—
Stock-based compensation	—	—	3,998	—	—	3,998
Repurchase of common stock	—	—	—	—	—	—
Payment of tax withholdings on equity-based compensation through shares withheld	(2,564)	—	(154)	—	—	(154)
Employee stock purchase plan	—	—	1	—	—	1
Fresh start valuation adjustment for partnership park units purchased	—	—	—	—	—	—
Net income attributable to Six Flags Entertainment Corporation	—	—	—	113,507	—	113,507
Net other comprehensive loss, net of tax	—	—	—	—	(1,887)	(1,887)
Balances at October 2, 2022	83,152,582	$2,079	$1,116,959	$(2,010,774)	$(73,819)	$(965,555)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at July 2, 2023	83,464,774	$2,086	$1,124,950	$(2,049,907)	$(72,595)	$(995,466)
Issuance of common stock	79,492	2	(2)	—	—	—
Stock-based compensation	—	—	3,525	—	—	3,525
Payment of tax withholdings on equity-based compensation through shares withheld	(3,405)	—	(97)	—	—	(97)
Employee stock purchase plan	—	—	—	—	—	—
Fresh start valuation adjustment for partnership park units purchased	—	—	—	—	—	—
Net income attributable to Six Flags Entertainment Corporation	—	—	—	110,700	—	110,700
Net other comprehensive loss, net of tax	—	—	—	—	1,277	1,277
Balances at October 1, 2023	83,540,861	$2,088	$1,128,376	$(1,939,207)	$(71,318)	$(880,061)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at January 1, 2022	86,162,879	$2,154	$1,127,710	$(2,030,877)	$(81,187)	$(982,200)
Issuance of common stock	431,999	11	1,028	—	—	1,039
Stock-based compensation	—	—	13,404	—	—	13,404
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(9,904)	—	(414)	—	—	(414)
Employee stock purchase plan	31,993	1	625	—	—	626
Fresh start valuation adjustment for partnership park units purchased	—	—	—	117	—	117
Net income attributable to Six Flags Entertainment Corporation	—	—	—	91,279	—	91,279
Net other comprehensive loss, net of tax	—	—	—	—	7,368	7,368
Balances at October 2, 2022	83,152,582	$2,079	$1,116,959	$(2,010,774)	$(73,819)	$(965,555)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at January 1, 2023	83,178,294	$2,079	$1,119,222	$(2,000,671)	$(71,195)	$(950,565)
Issuance of common stock	352,961	8	(9)	—	—	(1)
Stock-based compensation		—	9,018	—	—	9,018
Payment of tax withholdings on equity-based compensation through shares withheld	(12,566)	—	(338)	—	—	(338)
Employee stock purchase plan	22,172	1	483	—	—	484
Fresh start valuation adjustment for partnership park units purchased	—	—	—	69	—	69
Net income attributable to Six Flags Entertainment Corporation	—	—	—	61,395	—	61,395
Net other comprehensive loss, net of tax	—	—	—	—	(123)	(123)
Balances at October 1, 2023	83,540,861	$2,088	$1,128,376	$(1,939,207)	$(71,318)	$(880,061)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022
Cash flows from operating activities:
Net income	$108,928	$135,930
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,966	86,772
Stock-based compensation	9,018	13,404
Interest accretion on notes payable	716	833
Loss on debt extinguishment	13,982	17,533
Amortization of debt issuance costs	4,139	5,531
Loss on disposal of assets	6,745	3,036
Deferred income tax expense	13,731	43,434
Other	(3,741)	(276)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable - trade	(40,177)	25,519
Increase in inventories, prepaid expenses and other current assets	(11,139)	(43,543)
(Increase) decrease in deposits and other assets	3,376	(3,697)
Decrease in ROU operating leases	8,708	10,176
(Decrease) increase in accounts payable, deferred revenue and accrued liabilities and other long-term liabilities	53,738	(62,274)
Decrease in operating lease liabilities	(12,310)	(14,628)
(Decrease) increase in accrued interest payable	5,578	(23,938)
Net cash provided by operating activities	247,258	193,812

Cash flows from investing activities:
Additions to property and equipment	(110,371)	(78,038)
Property insurance recoveries	1,089	4,655
Net cash used in investing activities	(109,282)	(73,383)

Cash flows from financing activities:
Repayment of borrowings	(1,133,623)	(450,000)
Proceeds from borrowings	1,023,984	200,000
Payment of debt issuance costs	(19,821)	—
Stock repurchases	—	(96,774)
Redemption premium payments on debt extinguishment	—	(12,600)
Payment of cash dividends	—	(199)
Proceeds from issuance of common stock	—	1,665
Payment of tax withholdings on equity-based compensation through shares withheld	(339)	(414)
Reduction in finance lease liability	(750)	(2,025)
Purchase of redeemable noncontrolling interest	(328)	(556)
Distributions to noncontrolling interests	(23,766)	(22,326)
Net cash used in financing activities	(154,643)	(383,229)

Effect of exchange rate on cash	3,308	529

Net decrease in cash and cash equivalents	(13,359)	(262,271)
Cash and cash equivalents at beginning of period	80,122	335,585
Cash and cash equivalents at end of period	$66,763	$73,314

Supplemental cash flow information
Cash paid for interest	$109,518	$125,919
Cash paid for income taxes	$14,173	$3,582

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
Our current fiscal year will end on December 31, 2023. This Quarterly Report covers the period January 2, 2023 – October 1, 2023 (“the nine months ended October 1, 2023”) and the period July 3, 2023 – October 1, 2023 (“the three months ended October 1, 2023”). The comparison period in the prior year covers the dates January 3, 2022 – October 2, 2022 (“the nine months ended October 2, 2022”) and the period July 4, 2022 – October 2, 2022 (“the three months ended October 2, 2022”).
The 2022 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three and nine months ended October 1, 2023, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 70% - 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.
Certain previously reported amounts have been reclassified to conform to the current year presentation. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our consolidated statements of operations. We have separated “(Gain) loss on disposal of assets” from “Other” on the condensed consolidated statement of cash flows.
Revision of Previously Issued Financial Statements
During the third quarter of 2023, we identified an accounting error for our stock-based compensation expense related to the recognition of expense for dividend equivalent rights ("DERs"). The error primarily relates to the inadvertent reversal of stock-based compensation expense for vested DERs for periods beginning in the first quarter of 2020 through the fourth quarter of 2022.
We have assessed the error and concluded that it was not material to any prior periods. However, the aggregate amount of the error would have been material to our condensed consolidated financial statements in the current period. Therefore, we have revised our previously issued financial information. Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 10 - Revision to Previously Reported Financial Information for additional information.
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
b.    Income Taxes
We recorded a valuation allowance of $99.4 million, $96.0 million and $109.0 million as of October 1, 2023, January 1, 2023, and October 2, 2022, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets are recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.
We classify interest and penalties attributable to income taxes as part of income tax expense. As of October 1, 2023, January 1, 2023, and October 2, 2022, we had no recorded amounts for accrued interest or penalties.
c.    Goodwill and Intangibles
As of October 1, 2023, the fair value of our single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. As of October 1, 2023, we did not identify any triggering events that would require a full quantitative analysis to be performed.
d.    Long-Lived Assets
We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable, “triggering event(s)”. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the projected future net cash flows expected to be generated by the asset or group of assets. If such assets are not determined to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective estimated fair value. Assets held-for-sale are reported at the lower of the carrying amount or fair value less costs to sell. As of October 1, 2023, we did not identify any triggering events that would require a quantitative analysis.
e.    Earnings Per Common Share
Earnings per common share for the three and nine months ended October 1, 2023 and October 2, 2022, was calculated as follows:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income attributable to Six Flags Entertainment Corporation	$110,700	$113,507	$61,395	$91,279

Weighted-average common shares outstanding - basic:	83,510	83,094	83,365	84,760
Effect of dilutive stock options and restricted stock units	270	13	371	159
Weighted-average common shares outstanding - diluted:	83,780	83,107	83,736	84,919

Earnings per share - basic:	$1.33	$1.37	$0.74	$1.08
Earnings per share - diluted:	$1.32	$1.37	$0.73	$1.07
The computation of diluted earnings per share excluded the effect of 1,406,000 and 2,509,000 antidilutive stock options and restricted stock units for the three months ended October 1, 2023, and October 2, 2022, respectively, and excluded the effect of 1,474,000 and 2,979,000 antidilutive stock options and restricted stock units for the nine months ended October 1, 2023, and October 2, 2022, respectively.
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
Periodically, we grant performance stock units to key employees. These awards vest based on attainment of specific performance targets most often related to Adjusted EBITDA or revenue over a defined period. As of October 1, 2023, we have not determined that it is probable that we will achieve any of the performance targets associated with our outstanding performance units, and we have therefore not recognized any expense for these awards.

During the three and nine months ended October 1, 2023 and October 2, 2022, stock-based compensation expense consisted of the following:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Long-term incentive plan	$3,495	$4,004	$8,902	$13,341
Employee stock purchase plan	30	(6)	116	63
Total stock-based compensation	$3,525	$3,998	$9,018	$13,404
g.    Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products that allow for payment plans, such as season passes, annual passes, memberships and our Six Flags Plus pass. We are not exposed to a significant concentration of credit risk; however, based on the age of receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of October 1, 2023, January 1, 2023, and October 2, 2022, we have recorded an allowance for doubtful accounts of $10.1 million, $4.1 million, and $7.6 million, respectively, which is primarily comprised of estimated payment defaults under our Six Flags Plus pass and other multi-use admission products that allow for payment plans. To the extent that payments for products for which an allowance for doubtful accounts is established have not been recognized in revenue, the allowance recorded is offset with a corresponding reduction in deferred revenue.
h.    Recently Adopted Accounting Pronouncements
In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“Update 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP principles to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in Update 2020-04 apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected optional expedients for and that are retained through the end of the hedging relationship. The provisions in Update 2020-04 are effective upon issuance and can be applied prospectively through December 31, 2022. As of October 1, 2023, we no longer have any debt instruments that contain LIBOR as a reference rate. Our adoption of Update 2020-04 did not have any effect on our condensed consolidated financial statements.
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
The following tables present our revenues disaggregated by contract duration for the three and nine month periods ended October 1, 2023 and October 2, 2022, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Three Months Ended October 1, 2023
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$21,075	$2,538	$7,163	$30,776
Short-term contracts and other(1)	265,244	234,165	17,270	516,679
Total revenues	$286,319	$236,703	$24,433	$547,455

	Three Months Ended October 2, 2022
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$20,481	$1,915	$6,301	$28,697
Short-term contracts and other (1)	260,021	207,184	8,929	476,134
Total revenues	$280,502	$209,099	$15,230	$504,831

	Nine Months Ended October 1, 2023
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$38,002	$4,501	$20,733	$63,236
Short-term contracts and other(1)	563,583	475,780	30,753	1,070,116
Total revenues	$601,585	$480,281	$51,486	$1,133,352

	Nine Months Ended October 2, 2022
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$40,433	$4,923	$16,329	$61,685
Short-term contracts and other (1)	554,833	441,526	20,316	1,016,675
Total revenues	$595,266	$446,449	$36,645	$1,078,360
______________________________________
(1)Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
As of January 1, 2023, $33.5 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $30.8 million and $51.6 million was recognized as revenue for long-term contracts during the three and nine months ended October 1, 2023, respectively. As of October 1, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $71.6 million. As of January 1, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $24.6 million and $49.4 million was recognized as revenue for long-term contracts during the three and nine months ended October 2, 2022, respectively. As of October 2, 2022, the total unearned amount of revenue for remaining long-term contract performance obligations was $21.4 million.
As of October 1, 2023, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $13.9 million in the remainder of 2023, $73.6 million in 2024, $9.2 million in 2025, $7.1 million in 2026, and $12.8 million in 2027 and thereafter.
3.    Long-Term Indebtedness
Credit Facility
As of October 1, 2023, our credit facility consisted of a $500.0 million revolving credit facility (the “Revolving Credit Facility”) and a $479.0 million Tranche B Term Loan facility (the “Term Loan B”) pursuant to the amended and restated credit facility that we entered into in May 2023 (the “Credit Facility”).
Concurrently with the closing of the $800.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 (“2031 Notes”), the Company amended its existing senior secured credit facility to, among other things, (i) establish a $500.0 million replacement revolving credit facility maturing in May 2028, subject to springing maturity conditions, which was previously scheduled to expire in April 2024 (ii) maintain the same interest rate margins on borrowings under the replacement revolving credit facility as were previously in effect, while reducing the fee on unused revolving commitments to 0.5%, stepping down to 0.375% upon achieving a senior secured leverage ratio of less than 1.25:1.00, (iii) replace LIBOR as the interest rate benchmark for borrowings under the senior secured credit facility with Term SOFR, plus a 0.10% Term SOFR Adjustment, (iv) modify the maximum senior secured leverage ratio that the Company must maintain to 4.50:1.00 for the four fiscal-quarter periods ending on or about December 31, 2022, March 31, 2023, and June 30, 2023, 4.25:1.00 for the four fiscal-quarter period ending on or about September 30, 2023, and each four fiscal-quarter period thereafter through the four fiscal-quarter period ending on or about June 30, 2024, and 3.75:1.00 for the four fiscal-quarter period ending on or about September 30, 2024, and each four fiscal-quarter period thereafter, and (v) make certain other changes to the covenants and other terms of the senior secured credit facility. We incurred a $0.1 million loss on debt extinguishment related to the write-off of deferred financing costs related to the transaction.
As of October 1, 2023, our available borrowing capacity under our Revolving Credit Facility was $390.0 million after reducing the facility by $89.0 million borrowings outstanding and $21.0 million of outstanding letters of credit. As of January 1, 2023 and October 2, 2022, $100.0 million and $110.0 million, respectively, under the Revolving Credit Facility were outstanding (excluding amounts reserved for letters of credit in the amount of $21.0 million). Interest on the Revolving Credit Facility accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of October 1, 2023, the Revolving Credit Facility had an interest rate of 8.66%. As of October 1, 2023, the Revolving Credit Facility unused commitment fee was 0.500%. The Revolving Credit Facility matures in May 2028.
As of October 1, 2023, January 1, 2023 and October 2, 2022, $479.0 million was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus 1.75%. The Term Loan B consists of only floating rate debt. As of October 1, 2023, the applicable interest rate on the Term Loan B was 7.17%. The Term Loan B matures on April 17, 2026.
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
On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $4.9 million related to the write-off of deferred financing costs related to the transaction which was recognized during the nine months ended October 2, 2022.
On May 3, 2023, the Company completed the private sale of the 2031 Notes at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million.
Also, on May 3, 2023, the Company announced that $892.6 million, or 94.0% of the aggregate principal amount of the 2024 Notes were validly tendered pursuant to the Tender Offer. Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest. We incurred a $13.9 million loss on debt extinguishment comprised of $1.0 million for the premium paid above par and $12.9 million of costs charged to expense on debt modification which were recognized during the nine months ended October 1, 2023.
As of October 1, 2023, $56.9 million of the 2024 Notes, $365.0 million of the 2025 Notes, $500.0 million of the 2027 Notes and $800.0 million of the 2031 Notes, were issued and outstanding. Interest payments of $1.4 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Following the repayment of $360 million of the 2025 Notes, interest payments of $12.7 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year. For the 2031 Notes, an interest payment of $30.9 million is due November 15, 2023, and $29.0 million is due semi-annually on May 15 and November 15 of each year, thereafter.

Long-Term Indebtedness Summary
As of October 1, 2023, January 1, 2023, and October 2, 2022, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	October 1, 2023	January 1, 2023	October 2, 2022
Term Loan B	$479,000	$479,000	$479,000
Revolving Credit Facility	89,000	100,000	110,000
2024 Notes	56,867	949,490	949,490
2025 Notes	365,000	365,000	365,000
2027 Notes	500,000	500,000	500,000
2031 Notes	800,000	—	—
Net discount	(6,375)	(2,138)	(2,416)
Deferred financing costs	(10,130)	(10,821)	(11,854)
Total debt	$2,273,362	$2,380,531	$2,389,220
Less current portion of long-term debt	(56,867)	—	—
Less short-term borrowings	(89,000)	(100,000)	(110,000)
Total long-term debt	$2,127,495	$2,280,531	$2,279,220
Fair-Value of Long-Term Indebtedness
As of October 1, 2023, January 1, 2023, and October 2, 2022, the fair value of our long-term debt was $2,203.3 million, $2,284.3 million and $2,259.2 million, respectively.
4.    Accumulated Other Comprehensive Loss
Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the nine months ended October 1, 2023, were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at January 1, 2023	$(33,145)	$5,337	$(39,385)	$(4,002)	$(71,195)
Net current period change	1,593	—	—	(460)	1,133
Amounts reclassified from AOCI	—	(2,376)	704	416	(1,256)
Balances at October 1, 2023	$(31,552)	$2,961	$(38,681)	$(4,046)	$(71,318)

Reclassifications out of AOCL during the three and nine months ended October 1, 2023 and October 2, 2022:

		Reclassification of (Gain) Loss from AOCL into Earnings
		Three Months Ended		Nine Months Ended
Component of AOCI	Location of Reclassification into Income (Loss)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022

Amortization of gain on interest rate hedge	Interest expense, net	$(797)	$(778)	$(2,376)	$(435)
	Income tax expense	198	17	591	(109)
	Net of tax	$(599)	$(761)	$(1,785)	$(544)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$236	$216	$704	$674
	Income tax benefit	(58)	(55)	(175)	(170)
	Net of tax	$178	$161	$529	$504

Total reclassifications		$(421)	$(600)	$(1,256)	$(40)
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
Derivative assets recorded at fair value in an asset position as well as their classification on our unaudited condensed consolidated balance sheets as of October 1, 2023, January 1, 2023, and October 2, 2022:

	Derivative Assets
(Amounts in thousands)	October 1, 2023	January 1, 2023	October 2, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — prepaid expenses and other current assets	$3,743	$6,135	$6,082
Interest rate swap agreements — other assets, net	3,955	4,446	5,442
	$7,698	$10,581	$11,524

Derivative liabilities recorded at fair value in our unaudited condensed consolidated balance sheets as of October 1, 2023, January 1, 2023, and October 2, 2022:

	Derivative Liabilities
(Amounts in thousands)	October 1, 2023	January 1, 2023	October 2, 2022
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$4,660	$8,476	$9,235
Interest rate swap agreements — other long-term liabilities	5,181	6,224	7,542
	$9,841	$14,700	$16,777
Gains and losses on derivatives not designated as hedging instruments are recognized in “Interest expense, net” in our condensed consolidated statements of operations, and were not material for the three months ended October 1, 2023 and October 2, 2022 or for the nine months ended October 1, 2023 and October 2, 2022.
Gains and losses before taxes on derivatives designated as hedging instruments that were recognized in “Interest expense, net” in the condensed consolidated statements of operations for the three and nine months ended October 1, 2023, and October 2, 2022, were as follows:
Three Months Ended October 1, 2023 and October 2, 2022

	Gain (Loss) Recognized in AOCL		Gain (Loss) Reclassified from AOCL into Interest Expense, Net
(Amounts in thousands)	2023	2022	2023	2022
Interest rate swap agreements	$—	$—	$796	$778
Total	$—	$—	$796	$778
Nine Months Ended October 1, 2023 and October 2, 2022

	Gain (Loss) Recognized in AOCL		Gain (Loss) Reclassified from AOCL into Interest Expense, Net
(Amounts in thousands)	2023	2022	2023	2022
Interest rate swap agreements	$—	$11,778	$2,376	$435
Total	$—	$11,778	$2,376	$435
As of October 1, 2023, we expect to reclassify net gains of $3.0 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months.
6.    Commitments and Contingencies
Partnership Parks
We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $85.6 million in 2023 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of October 1, 2023, our share of the distribution will be approximately $38.1 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2023 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2023, we purchased 0.149 limited partnership units from the Texas partnership for $0.3 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of October 1, 2023, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of October 1, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
We incurred $20.6 million of capital expenditures at the Partnership Parks during the 2022 season and expect to incur approximately $28.0 million to $32.0 million of capital expenditures at these parks for the 2023 season, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $73.0 million of cash in 2022, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings. As of October 1, 2023, January 1, 2023 and October 2, 2022, we had total loans receivable outstanding of $288.3 million from the partnerships that own the Partnership Parks. The loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements to the Partnership Parks and distributions to the limited partners in prior years.
Redeemable noncontrolling interests represent the non-affiliated parties’ interests in the Partnership Parks: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of October 1, 2023, redeemable noncontrolling interests of the SFOG and SFOT partnerships were $292.1 million and $252.7 million, respectively.

(Amounts in thousands)	SFOT	SFOG	Total
Balance at January 1, 2023	$241,194	$280,201	$521,395
Purchase of redeemable units	(328)	—	(328)
Fresh start accounting fair market value adjustment for purchased units	(69)	—	(69)
Net income attributable to noncontrolling interests	23,721	23,812	47,533
Distributions to noncontrolling interests	(11,860)	(11,907)	(23,767)
Balance at October 1, 2023	$252,658	$292,106	$544,764
The redemption value of the noncontrolling partnership units in SFOG and SFOT as of October 1, 2023, was approximately $280.2 million and $240.8 million, respectively.
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
Our self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. During the second quarter of 2023, an actuarial analysis of our general liability and worker’s compensation self-insurance reserves resulted in a change in estimate that increased our ultimate loss indications on both identified claims and IBNR claims. The determination to undertake such an actuarial analysis resulted from greater than previously estimated reserve adjustments on identified claims during the quarter as well as an observed pattern of increasing litigation and settlement costs. As a result of this actuarial analysis, we revised certain key actuarial assumptions utilized in determining estimated ultimate losses, including loss development factors. The change in estimate resulted in an increase to “selling, general and administrative expense” on our condensed consolidated statements of operation of $37.6 million during the nine months ended October 1, 2023.
Total accrued self-insurance reserves were $65.5 million, $34.1 million and $44.6 million as of October 1, 2023, January 1, 2023 and October 2, 2022, respectively.
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
On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. On July 25, 2023, the Fifth Circuit informed the parties that, among other things, the appeal has been docketed, the appellate record is complete, and the Appellant’s brief is due within 40 days. On September 29, 2023, plaintiffs filed the Appellant's brief. On October 4, 2023, the Fifth Circuit informed the parties that defendants' brief is due on November 13, 2023.
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
On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On May 5, 2023, the individual defendants and the Company agreed to accept service of the petition, and plaintiff agreed that the individual defendants and the Company had no obligation to respond to the petition and that defendant’s answer dates are tolled until plaintiff files an amended petition. Plaintiff stated Plaintiff would file an amended petition by June 30, 2023. On August 25, 2023, Plaintiff filed an amended petition. On September 7, 2023, the individual defendants and the Company filed a motion to stay pending resolution of a duplicative federal derivative action, captioned Dela Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex), and described below. On September 15, 2023, the court granted the motion to stay and ordered the action stayed until 30 days after a ruling by the federal court on the motions to dismiss pending in Dela Cruz v. Reid-Anderson.
On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Dela Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On June 10, 2023, the court ordered the following schedule: plaintiff’s amended complaint is due on or before August 12, 2023; defendants’ answer or other response was due on or before September 12, 2023; plaintiff’s opposition to defendants’ motion to dismiss was due on or before October 17, 2023; and defendants’ reply to plaintiff’s opposition was filed prior to November 1, 2023. On July 20, 2023, the court scheduled completion of discovery to occur by April 4, 2025, and a four-day trial to begin on September 1, 2025. On August 22, 2023, plaintiff filed an amended complaint. On September 12, 2023, Six Flags and the individual defendants filed motions to dismiss the amended complaint. On October 17, 2023, plaintiff filed oppositions to the defendants' motions to dismiss. Six Flags' and the individual defendants' replies in support of their motions to dismiss were filed by November 1, 2023.
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
Personal Injury Lawsuit
On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. On April 14, 2023, Six Flags Splashtown settled with 421 plaintiffs, including all bellwether plaintiffs set for trial on April 17, 2023, for an immaterial amount. On September 22, 2023, the Park settled with 55 additional plaintiffs, including the bellwether plaintiffs set for trial on January 15, 2024, for an immaterial amount. These settlements resolved claims brought by these plaintiffs only and do not resolve all claims arising from the alleged chemical vapor release. There are 19 remaining plaintiffs represented by different firms. All pro se plaintiffs have been dismissed. The parties are working to document these settlements and have asked the Court to appoint special masters to determine the amounts each settling plaintiff will receive. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. In recognition of these considerations, the Company may enter into further settlement agreements or other arrangements to settle litigation and resolve such disputes. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company’s operating expenses. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from the remaining matters in excess of the amount that we have recorded for this litigation, which amount is not material to our consolidated financial statements.
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
7.    Business Segments
Our chief operating decision maker “CODM” regularly receives consolidated information which is used to make strategic decisions. Each individual park location has a Park President or General Manager responsible for the operational results and executing the strategy set forth by the CODM. Substantially all of our parks provide similar products and services through a similar process to the same class of customer through a consistent method. We also believe that the parks share common economic characteristics. Based on these factors, we have only one reportable segment - parks.
The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of October 1, 2023, January 1, 2023, and October 2, 2022:

	As of
(Amounts in thousands)	October 1, 2023	January 1, 2023	October 2, 2022
Domestic	$2,303,345	$2,290,318	$2,308,557
Foreign	118,931	114,048	110,903
Total	$2,422,276	$2,404,366	$2,419,460
The following information reflects our revenues and income before income taxes by domestic and foreign jurisdictions for the nine months ended October 1, 2023, and October 2, 2022:

	Domestic	Foreign	Total
2023	(Amounts in thousands)
Revenues	$1,022,513	$110,839	$1,133,352
Income before income taxes	96,609	44,844	141,453
2022
Revenues	$994,463	$83,897	$1,078,360
Income before income taxes	154,209	25,978	180,187
8.    Pension Benefits
We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three and nine months ended October 1, 2023, and October 2, 2022, respectively:

	Three Months Ended		Nine Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Service cost	$—	$—	$—	$—
Interest cost	1,955	1,375	5,863	4,143
Expected return on plan assets	(2,401)	(3,060)	(7,205)	(9,179)
Amortization of net actuarial loss	236	217	704	675
Administrative fees	650	300	1,950	900
Total net periodic expense (benefit)	$440	$(1,168)	$1,312	$(3,461)

The components of net periodic pension (benefit) expense were included in "Other (income) expense, net" in the condensed consolidated statements of operations.
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended		Nine Months Ended
	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Discount rate	4.95%	2.60%	4.95%	2.60%
Rate of compensation increase	N/A	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	5.75%	5.75%
Employer Contributions
We did not make any pension contributions during the three month or nine month periods ended October 1, 2023 and October 2, 2022.
9.    Stock Repurchase Plans and Shareholder Rights Plan
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of October 1, 2023, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases. We have not made any repurchases during the nine months ended October 1, 2023.
10.    Revision to Previously Reported Financial Information
During the third quarter of 2023, we identified an accounting error for our stock-based compensation expense related to the recognition of expense for dividend equivalent rights ("DERs"). The error primarily relates to the inadvertent reversal of stock-based compensation expense for vested DERs for periods beginning in the first quarter of 2020 through the fourth quarter of 2022. We have assessed the error and concluded that it was not material to any prior periods. However, the aggregate amount of the error would have been material to our condensed consolidated financial statements in the current period. Therefore, we have revised our previously issued financial information. Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the impact of correcting the error previously discussed on the affected line items of our condensed consolidated balance sheet as of October 2, 2022.

	As of October 2, 2022
(Amounts in thousands)	As Reported	Adjustments	As Revised
Capital in excess of par value	$1,105,053	$11,906	$1,116,959
Accumulated deficit	(1,998,868)	(11,906)	(2,010,774)
Total stockholders' deficit	(965,555)	—	(965,555)
Total liabilities and stockholders' deficit	$2,704,066	$—	$2,704,066
The following table presents the impact of correcting the error previously discussed on the affected line items of our condensed consolidated balance sheet as of January 1, 2023.

	As of January 1, 2023
(Amounts in thousands)	As Reported	Adjustments	As Revised
Capital in excess of par value	$1,104,051	$15,171	$1,119,222
Accumulated deficit	(1,985,500)	(15,171)	(2,000,671)
Total stockholders' deficit	(950,565)	—	(950,565)
Total liabilities and stockholders' deficit	$2,665,825	$—	$2,665,825

The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated statement of operations for the three-month period ended October 2, 2022.

	Three Months Ended October 2, 2022
(Amounts in thousands)	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$38,159	$2,322	$40,481
Income before income taxes	176,809	(2,322)	174,487
Net income	138,155	(2,322)	135,833
Net income attributable to Six Flags Entertainment Corporation	115,829	(2,322)	113,507
Earnings per average common share outstanding:
Basic	$1.39	$(0.02)	$1.37
Diluted	$1.39	$(0.02)	$1.37
_____________________________________
(1)     Including stock-based compensation of $1,676 and $3,998 in the "As Reported" and "As Revised" figures, respectively. "As Reported" figure adjusted to reflect the reclassification of pension-related expense to other (income) expense, net in our condensed consolidated statements of operations as discussed in Note 1 - General - Basis of Presentation.
The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated statement of operations for the nine month period ended October 2, 2022.

	Nine Months Ended October 2, 2022
(Amounts in thousands)	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$130,914	$4,280	$135,194
Income before income taxes	184,467	(4,280)	180,187
Net income	140,210	(4,280)	135,930
Net income attributable to Six Flags Entertainment Corporation	95,559	(4,280)	91,279
Earnings per average common share outstanding:
Basic	$1.13	$(0.05)	$1.08
Diluted	$1.13	$(0.06)	$1.07
_____________________________________
(2)     Including stock-based compensation of $9,124 and $13,404 in the "As Reported" and "As Revised" figures, respectively. "As Reported" figure adjusted to reflect the reclassification of pension-related expense to other (income) expense, net in our condensed consolidated statements of operations as discussed in Note 1 - General - Basis of Presentation.
The consolidated statements of stockholders' deficit and the consolidated statements of comprehensive income for the three months and nine months ended October 2, 2022, have also been revised to reflect the impacts to net income. The consolidated statement of cash flows for the nine months ended October 2, 2022 has been adjusted to reflect the impact to net income and stock-based compensation. The adjustments did not affect any subtotals within the statement of cash flows for any previous period.
The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.
11.    Subsequent Event
On November 2, 2023, we announced that we entered into a definitive Merger agreement to combine with Cedar Fair L.P. (“Cedar Fair”) (NYSE: FUN). Subject to the terms and conditions set forth in the Merger agreement, each issued and outstanding common share of Six Flags will be converted into the right to receive 0.58 shares of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company, and the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company. One business day prior to the close of the transaction, Six Flags will declare a special cash dividend composed of: (i) a fixed amount of $1.00 per outstanding Six Flags share, totaling approximately $85 million in the aggregate, plus, (ii) an amount per outstanding Six Flags share equal to (a) the aggregate per unit distributions declared or paid by Cedar Fair to unitholders with a record date following today’s date and prior to the close of the transaction, multiplied by (b) the Six Flags Exchange Ratio, which special dividend will be payable to Six Flags shareholders of record as of one business day prior to the close of the transaction, contingent on the closing of the transaction.
The Merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions.

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
•Total guest spending per capita is the total revenue generated from our guests, on a per guest basis, through admissions and in-park spending. Total guest spending per capita is calculated by dividing the sum of park admissions revenue and park food merchandise and other revenue by total attendance.
•Admissions revenue per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions revenue per capita is calculated by dividing park admission revenue by total attendance.
•In-park spending per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food and beverages, games and merchandise. In-park spending per capita is calculated by dividing park food, merchandise and other revenue by total attendance.
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
The results of operations for the three and nine months ended October 1, 2023 and October 2, 2022, are not indicative of the results expected for the full year. Typically, our park operations generate approximately 70% - 75% of their annual revenue during the second and third quarter each year while certain expenses are incurred year-round.
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
Merger Agreement with Cedar Fair
On November 2, 2023, we announced that we entered into a definitive merger agreement to combine with Cedar Fair L.P. (“Cedar Fair”) (NYSE: FUN). Subject to the terms and conditions set forth in the merger agreement, each issued and outstanding common share of Six Flags will be converted into the right to receive 0.58 shares of common stock of the new combined entity (subject to certain exceptions and as the same may be adjusted). Following the close of the transaction, holders of Six Flags common stock will own approximately 48.8% of the outstanding shares of the combined company, and the holders of units of Cedar Fair limited partnership interest will own approximately 51.2% of the outstanding shares of the combined company. One business day prior to the close of the transaction, Six Flags will declare a special cash dividend composed of: (i) a fixed amount of $1.00 per outstanding Six Flags share, totaling approximately $85 million in the aggregate, plus, (ii) an amount per outstanding Six Flags share equal to (a) the aggregate per unit distributions declared or paid by Cedar Fair to unitholders with a record date following today’s date and prior to the close of the transaction, multiplied by (b) the Six Flags Exchange Ratio, which special dividend will be payable to Six Flags shareholders of record as of one business day prior to the close of the transaction, contingent on the closing of the transaction.
The merger is expected to close in the first half of 2024, following receipt of Six Flags' stockholder approval, regulatory approvals, and satisfaction of other customary closing conditions.
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

Results of Operations
Three Months Ended October 1, 2023 Compared to Three Months Ended October 2, 2022
The following table sets forth summary financial information for the three months ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Change
(Amounts in thousands, except percentage and per capita data)	October 1, 2023	October 2, 2022	$	%
Total revenue	547,455	504,831	42,624	8%
Operating expenses	206,461	180,937	25,524	14%
Selling, general and administrative expenses	57,952	40,481	17,471	43%
Cost of products sold	42,885	40,164	2,721	7%
Depreciation and amortization	27,942	30,186	(2,244)	(7)%
Loss on disposal of assets	1,760	5,038	(3,278)	N/M
Operating income	210,455	208,025	2,430	1%
Interest expense, net	38,263	34,197	4,066	12%
Other (income) expense, net	1,155	(659)	1,814	N/M
Income before income taxes	171,037	174,487	(3,450)	(2)%
Income tax expense	36,570	38,654	(2,084)	(5)%
Net income	134,467	135,833	(1,366)	(1)%
Less: Net income attributable to noncontrolling interests	(23,767)	(22,326)	(1,441)	6%
Net income attributable to Six Flags Entertainment Corporation	$110,700	$113,507	$(2,807)	(2)%

Other Data:
Attendance	9,279	8,032	1,247	16%
Admissions revenue per capita	$30.86	$34.93	$(4.07)	(12)%
In-park spending per capita	$25.51	$26.03	$(0.52)	(2)%
Total guest spending per capita	$56.37	$60.96	$(4.59)	(8)%
Revenue
Revenue for the three months ended October 1, 2023, totaled $547.5 million, an increase of $42.6 million, or 8%, compared to $504.8 million for the three months ended October 2, 2022. The increase was attributable to an attendance increase of 16% and an increase in sponsorship, international agreements and accommodations revenue of $9.2 million. The increase was partially offset by a decrease in per capita spending.
Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended October 1, 2023, decreased by $4.59, to $56.37, compared to the three months ended October 2, 2022, driven by a $4.07, or 12%, decrease in admissions revenue per capita and a $0.52, or 2%, decrease in in-park spending per capita. The decrease in admissions spending per capita was driven primarily by the planned effort to optimize season pass and single-day ticket pricing, which resulted in lower average admissions pricing in third quarter 2023 versus third quarter 2022. The decrease in in-park spending per capita was driven primarily by lower spend on parking, retail, and flash passes, resulting from a higher mix of attendance from season passes in third quarter 2023 versus the prior year. Due to certain benefits available to season pass holders, guests visiting on a season pass spend less per visit on certain in-park products than guests visiting on a single-day ticket. The season pass mix-driven decline in in-park spending per capita was partially offset by higher food and beverage sales in third quarter 2023 versus the prior year.
Operating expenses
Operating expenses for the three months ended October 1, 2023, increased $25.5 million, or 14%, compared to the three months ended October 2, 2022, which was primarily attributable to wage increases for our seasonal labor, higher costs associated with an earlier start to our fall events and investments in new entertainment shows and events and an increase in repairs and maintenance expense.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended October 1, 2023, increased $17.5 million, or 43%, compared to the three months ended October 2, 2022. The increase was primarily attributable to a $12.9 million increase in advertising expense.
Cost of products sold
Cost of products sold in the three months ended October 1, 2023, increased $2.7 million, or 7%, compared to the three months ended October 2, 2022, primarily as a result of higher unit sales resulting from higher attendance.
Depreciation and amortization
Depreciation and amortization expense for the three months ended October 1, 2023, decreased $2.2 million, or 7%, compared to the period ended October 2, 2022. The decrease in depreciation and amortization expense is primarily the result of a higher proportion of our capital expenditures over the past several years that have been allocated to assets with shorter useful lives.
Loss on disposal of assets
We recognized a loss on disposal of assets of $1.8 million during the three months ended October 1, 2023, and a loss on disposal of assets of $5.0 million during the three months ended October 2, 2022. These losses were related to the disposition of older rides and other assets in the normal course of operations.
Interest expense, net
Interest expense, net for the three months ended October 1, 2023, increased $4.1 million, or 12%, compared to the three months ended October 2, 2022. The increase is attributable to higher interest rates on the 2031 Notes as compared to the 2024 Notes which were outstanding in the prior year and increases in interest rates on our floating-rate debt related to our Term Loan B and Revolving Credit Facility.
Income tax expense
Income tax expense for the three months ended October 1, 2023 was $36.6 million reflecting an effective tax rate of 21.4%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation. Income tax expense for the three months ended October 2, 2022 was $38.7 million reflecting an effective tax rate of 22.2%. The difference between the federal statutory rate and our effective tax rate was due to a $4.0 million discrete tax item associated with our operations in Mexico, as well as state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Results of Operations
Nine Months Ended October 1, 2023 Compared to Nine Months Ended October 2, 2022
The following table sets forth summary financial information for the nine months ended October 1, 2023 and October 2, 2022:

	Nine Months Ended		Change
(Amounts in thousands, except per capita data)	October 1, 2023	October 2, 2022	$	%
Total revenue	$1,133,352	$1,078,360	$54,992	5%
Operating expenses	489,000	464,013	24,987	5%
Selling, general and administrative expenses	192,647	135,194	57,453	42%
Costs of products sold	87,437	85,989	1,448	2%
Depreciation and amortization	85,966	86,772	(806)	(1)%
Loss on disposal of assets	6,745	3,036	3,709	N/M
Operating income	271,557	303,356	(31,799)	(10)%
Interest expense, net	118,060	107,705	10,355	10%
Loss on debt extinguishment	13,982	17,533	(3,551)	(20)%
Other income, net	(1,938)	(2,069)	131	(6)%
Income before income taxes	141,453	180,187	(38,734)	(21)%
Income tax expense	32,525	44,257	(11,732)	(27)%
Net income	108,928	135,930	(27,002)	(20)%
Less: Net income attributable to noncontrolling interests	(47,533)	(44,651)	(2,882)	6%
Net income attributable to Six Flags Entertainment Corporation	$61,395	$91,279	$(29,884)	(33)%

Other Data:
Attendance	17,948	16,371	1,577	10%
Admissions revenue per capita	$33.52	$36.36	$(2.84)	(8)%
In-park spending per capita	$26.76	$27.27	$(0.51)	(2)%
Total guest spending per capita	$60.28	$63.63	$(3.35)	(5)%
Revenue
Revenue for the nine months ended October 1, 2023, totaled $1,133.4 million, an increase of $55.0 million, or 5%, compared to the $1,078.4 million for the nine months ended October 2, 2022. The increase was primarily attributable to an increase in attendance of 10% and a $14.8 million increase in sponsorship, international agreement and accommodations revenue. The increase was partially offset by reduced spending on a per capita basis.
Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the nine months ended October 1, 2023, decreased $3.35, to $60.28, compared to the nine months ended October 2, 2022, driven by a decrease in admissions revenue per capita of $2.84, or 8%, and a decrease in in-park spending per capita of $0.51, or 2%. The decrease in admissions spending per capita was driven primarily by the planned effort to optimize season pass and single-day ticket pricing, which resulted in lower average admissions pricing for the nine months ended October 1, 2023 compared to the nine months ended October 2, 2022. The decrease in in-park spending per capita was driven primarily by lower spend on parking, retail, and flash passes, resulting from a higher mix of attendance from season passes in first nine months 2023 versus the prior year. Due to certain benefits available to season pass holders, guests visiting on a season pass spend less per visit on certain in-park products than guests visiting on a single-day ticket. The season pass mix-driven decline in in-park spending per capita was partially offset by higher food and beverage sales in first nine months 2023 versus the prior year.
Operating expenses
Operating expenses for the nine months ended October 1, 2023, increased $25.0 million, or 5%, compared to the nine months ended October 2, 2022, primarily as a result of an increase in labor costs and the addition or extension of multiple events during the year including Viva la Fiesta, Flavors of the World and Scream Break.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ended October 1, 2023, increased $57.5 million, or 42%, compared to the nine months ended October 2, 2022. The increase was primarily attributable to an increase in our self-insurance reserves of $37.6 million. See Note 6 - Commitments and Contingencies, for additional information on the change in accounting estimate that resulted in this adjustment. The remaining increase was primarily driven by an increase in our advertising spending compared to the prior period.
Cost of products sold
Cost of products sold for the nine months ended October 1, 2023 increased $1.4 million, or 2%, compared to the nine month period ended October 2, 2022, primarily due to higher unit sales resulting from higher attendance.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended October 1, 2023, decreased $0.8 million, or 1%, compared to the nine months ended October 2, 2022. The decrease in depreciation and amortization expense is primarily the result of a higher proportion of our capital expenditures over the past several years that have been allocated to assets with shorter useful lives.
Loss on disposal of assets
We recognized a $6.7 million loss on disposal of assets for the nine months ended October 1, 2023, compared to a loss on disposal of assets of $3.0 million for the nine months ended October 2, 2022. The loss on disposal of assets during the nine months ended October 1, 2023, was driven by the disposition of older rides and other assets in the normal course of operations. The loss on disposal of assets during the nine months ended October 2, 2022 was partially offset by insurance proceeds of $2.0 million received under our property insurance policy for losses incurred.
Interest expense, net
Interest expense, net for the nine months ended October 1, 2023, increased $10.4 million, or 10%, compared to the nine months ended October 2, 2022. The increase is primarily attributable to an increase in the cost of our floating rate debt and increased borrowings on our Revolving Credit Facility. The higher borrowings under our Revolving Credit Facility are primarily attributable to additional borrowings used to fund the portion of the tender of our 2024 Notes not covered by the net proceeds of the 2031 Notes.
Loss on debt extinguishment
Loss on debt extinguishment was $14.0 million for the nine months ended October 1, 2023 as compared to compared to a loss of debt extinguishment of $17.5 for nine months ended October 2, 2022. During the nine months ended October 1, 2023, we recognized a loss on debt extinguishment of $14.0 million due to the write-off of unamortized deferred financing costs on the 2024 Notes, the premium paid above par on the early redemption of the 2024 Notes and the transaction costs charged to expense. During the nine months ended October 2, 2022, we incurred a $17.5 million loss on debt extinguishment upon the early redemption of $360.0 million of the 2025 Notes comprised of $12.6 million for the premium paid above par and $5.0 million for the write-off of the pro rata amount of unamortized deferred financing costs associated with the 2025 Notes that were redeemed early.
Income tax expense
Income tax expense for the nine months ended October 1, 2023 was $32.5 million, an effective tax rate of 23.0%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation. Income tax expense for the nine months ended October 2, 2022, was $44.3 million, an effective tax rate of 24.6%. The difference between the federal statutory rate and our effective tax rate was due to a $4.0 million discrete tax item associated with our operations in Mexico, as well as state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.
Calculation of EBITDA for the three and nine months ended October 1, 2023 and October 2, 2022
We manage our business primarily with three different metrics; Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus CAPEX.

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
"Adjusted EBITDA," a non-GAAP measure, is defined as Modified EBITDA minus the interests of third parties in the Modified EBITDA of properties that are less than wholly owned (consisting of Six Flags Over Georgia, Six Flags White Water Atlanta and Six Flags Over Texas). Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our secured credit agreement, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Adjusted EBITDA as defined herein may differ from similarly titled measures presented by other companies. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on achieving specified Adjusted EBITDA targets. We believe that Adjusted EBITDA is frequently used by analysts and most investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our condensed consolidated statements of operations. This reclassification has been reflected in all periods presented. As a result of this reclassification, Adjusted EBITDA for the three-month and nine month periods ended October 2, 2022, declined by $1.6 million and $4.0 million, respectively, as compared to the amounts previously reported.
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
The following tables set forth a reconciliation of net income to Modified EBITDA, Adjusted EBITDA and Adjusted EBITDA minus capex for the three and nine month periods ended October 1, 2023 and October 2, 2022:

	Three Months Ended		Nine Months Ended
(Amounts in thousands, except per share data)	October 1, 2023	October 2, 2022	October 1, 2023	October 2, 2022
Net income	$134,467	$135,833	$108,928	$135,930
Income tax expense	36,570	38,654	32,525	44,257
Other (income) expense, net	1,155	(659)	(1,938)	(2,069)
Loss on debt extinguishment	—	—	13,982	17,533
Interest expense, net	38,263	34,197	118,060	107,705
Loss on disposal of assets	1,760	5,038	6,745	3,036
Depreciation and amortization	27,942	30,186	85,966	86,772
Stock-based compensation	3,525	3,998	9,018	13,404
Self-insurance reserve adjustment (1)	—	—	37,558	—
Modified EBITDA	$243,682	$247,247	$410,844	$406,568
Third party interest in EBITDA of certain operations	(23,767)	(22,326)	(47,533)	(44,651)
Adjusted EBITDA	$219,915	$224,921	$363,311	$361,917
Capital expenditures, net of property insurance recovery	(42,241)	(18,041)	(109,282)	(73,383)
Adjusted EBITDA minus CAPEX	$177,674	$206,880	$254,029	$288,534

______________________________________
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
We did not pay any dividends during the nine months ended October 1, 2023, and we paid a nominal amount in the nine months ended October 2, 2022 to employees with dividend equivalent rights for previously declared dividends due upon the vesting of the related shares.
As of October 1, 2023, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.
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
As of October 1, 2023, the principal amount of our total indebtedness, was $2,289.9 million. As of October 1, 2023, based on (i) non-revolving credit debt outstanding, (ii) anticipated levels of working capital revolving borrowings during 2023 and 2024, and (iii) required interest payments due to holders of the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2031 Notes, we anticipate annual cash interest payments of approximately $165 million and $155 million during 2023 and 2024, respectively.
As of October 1, 2023, we had $66.8 million of unrestricted cash and $390.0 million available for borrowing under the Revolving Credit Facility. Our ability to borrow under the Revolving Credit Facility is contingent on our compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Credit Facility, and our operating results significantly underperform our expectations, we may be unable to pay in full our obligations. A default under the Revolving Credit Facility could permit the lenders under the Credit Facility to accelerate the obligations thereunder. The Revolving Credit Facility expires in May 2028. The terms and availability of the Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. As of October 1, 2023, we are in compliance with all covenants. For a more detailed description of our indebtedness, see Note 3 - Long-term indebtedness to the unaudited condensed consolidated financial statements included in this Quarterly Report.

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
On May 3, 2023, the Company completed the private sale of the 2031 Notes at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million. We incurred a $13.9 million loss on debt extinguishment comprised of $1.0 million for the premium paid above par and $12.9 million of costs charged to expense on debt modification which were recognized during the three months ended July 2, 2023.
Also, on May 3, 2023, the Company announced that $892.6 million, or 94.0% of the aggregate principal amount of the 2024 notes were validly tendered pursuant to the Tender Offer. Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest.

Merger-Related Commitment Letter

In connection with the Merger Agreement, on November 2, 2023, Cedar Fair entered into the Commitment Letter with Holdings, CopperSteel HoldCo, Inc., Goldman pursuant to which Goldman committed to provide to Cedar Fair, Holdings, and CopperSteel HoldCo, Inc., subject to the terms and conditions set forth therein, an aggregate principal amount of $800 million of revolving credit commitments and an aggregate principal amount of $2.3 billion of 364-day term loan commitments, which 364-day term loan commitments may be reduced on the terms and conditions set forth in the Commitment Letter. In connection with the Merger Agreement, on November 2, 2023, Cedar Fair entered into the Commitment Letter with Holdings, CopperSteel HoldCo, Inc., Goldman pursuant to which Goldman committed to provide to Cedar Fair, Holdings, and CopperSteel HoldCo, Inc., subject to the terms and conditions set forth therein, an aggregate principal amount of $800 million of revolving credit commitments and an aggregate principal amount of $2.3 billion of 364-day term loan commitments, which 364-day term loan commitments may be reduced on the terms and conditions set forth in the Commitment Letter.
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
Cash Flows

	Nine Months Ended
(Amounts in thousands)	October 1, 2023	October 2, 2022
Net cash provided by operating activities	$247,258	$193,812
Net cash used in investing activities	(109,282)	(73,383)
Net cash used in financing activities	(154,643)	(383,229)
Effect of exchange rate on cash	3,308	529
Net decrease in cash and cash equivalents	$(13,359)	$(262,271)
During the nine months ended October 1, 2023, net cash provided by operating activities was $247.3 million, compared to net cash provided by operating activities of $193.8 million during the nine months ended October 2, 2022. The increase was primarily driven by an increase in deferred revenue from the sale of multi-use admissions products as compared to the prior year period. Net cash used in investing activities was $109.3 million for the nine months ended October 1, 2023, compared to net cash used in investing activities of $73.4 million in the nine months ended October 2, 2022. The increase was primarily attributable to a planned increase in capital spending. Net cash used in financing activities was $154.6 million for the nine months ended October 1, 2023, compared to $383.2 million for the nine months ended October 2, 2022. During 2023, the amount is driven by the repayment of $892.0 million of the 2024 Notes offset by the $784.0 million in proceeds received from the issuance of the 2031 Notes, and additional borrowings under the Revolving Credit Facility. The $383.2 million in 2022 was driven by the repayment of $360.0 million of the 2025 Notes and share repurchases of $96.8 million, partially offset by increased borrowings under our Revolving Credit Facility.

Contractual Obligations
Since January 1, 2023, there have been no material changes to the contractual obligations of the Company outside the ordinary course of our business except for the early redemption of $892.6 million of the 2024 Notes, the issuance of the 2031 Notes and the amendments made to our Revolving Credit Facility. See Note 3 - Long-Term Indebtedness for additional information. The table below sets forth the material changes during 2023 to the corresponding table as presented in our 2022 Annual Report.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of October 1, 2023, there were no material changes in our market risk exposure from that disclosed in the 2022 Annual Report.
ITEM 4.    CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of October 1, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1A.    RISK FACTORS
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended January 1, 2023, the following risk factors have been identified as a result of Six Flags Entertainment Corporation entering into a merger agreement with Cedar Fair, L.P. ("Cedar Fair").

Risks Related to the Proposed Merger

If the conditions to the Merger Agreement are not met, the Merger may not occur.

Even if the Merger Agreement is approved by the stockholders of Holdings, specified conditions must be satisfied or waived before the parties to the Merger Agreement are obligated to complete the Merger. The Company does not control the satisfaction of all of such conditions. The Company and Cedar Fair may not satisfy all of the closing conditions in the Merger Agreement. If the closing conditions are not satisfied or waived, the Merger will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause the Company and Cedar Fair to each lose some or all of the intended benefits of the Merger.
The Merger agreement may be terminated in accordance with its terms, and the Merger may not be completed, which could negatively impact our business, financial results, and/or stock price.

The Merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger, including approval of Six Flags' stockholders. If the Merger is not completed for any reason, there may be adverse consequences and we may experience negative reactions from the financial markets, our customers, our vendors and/or our employees.
The proposed Merger and integration of the Company and Cedar Fair may be more difficult, costly, or time-consuming than expected, and we may fail to realize the anticipated benefits of the merger.
The success of the proposed Merger will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed Merger may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this report, including within the forward-looking statements. The actual benefits of the proposed Merger also could be less than anticipated if, for example, completion of the Merger and/or integration of the businesses are more difficult, costly or time-consuming than we expect.
We have incurred and expect to incur substantial costs, fees, expenses, and charges related to the Merger and integration, and may incur additional costs we do not currently anticipate.
We have incurred and expect to incur additional costs, fees, expenses, and charges related to the Merger and integration. We may incur additional costs that we do not currently anticipate. These costs include and may include legal, financial advisory, accounting, consulting, and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing, integration and other related costs. Some of the costs are payable regardless of whether or not the Merger is completed.
We may be unable to retain personnel successfully while the Merger is pending or after the Merger is completed.
The success of the Merger will depend in part on our ability to retain key employees while the Merger is pending or after the Merger is consummated. If we are unable to retain key employees, including management, who are critical to the successful completion, integration and future operation of the combined company, we could face disruption in our operations, loss of key information, expertise or know-how, or unanticipated recruiting costs, which may impact our ability to achieve our goals related to the transaction.
The announcement or completion of the proposed Merger may disrupt and/or harm our current plans and operations or those of Cedar Fair, may divert management's time and attention and may affect existing business relationships, any of which may impact financial performance, operating results and/or our ability to achieve the benefits of the Merger.
The announcement or completion of the proposed Merger may disrupt and/or harm our current plans and operations and/or those of Cedar Fair. Management’s time and attention also may be diverted on transaction-related issues. There also may be adverse reactions to or changes in business relationships as a result of the announcement or completion of the Merger. Any of these factors could affect our and/or Cedar Fairs’ financial performance or operating results, and/or could impact our ability to achieve the benefits of the Merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that affect the anticipated benefits of the Merger.

Before the Merger may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States and Mexico. These approvals could be delayed or not obtained at all, which could disrupt operations, or could delay or adversely affect completion of the Merger. The approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of the combined company's business or require changes to the terms of the transactions contemplated by the Merger agreement, which could affect the anticipated benefits of the Merger.

Litigation relating to the proposed Merger may be filed against Cedar Fair, us and/or each company's board of directors that could prevent or delay the closing and/or result in the payment of damages.

In connection with the proposed Merger, it is possible that the unitholders of Cedar Fair and/or our stockholders may file lawsuits against Cedar Fair, us and/or each company's board of directors. Among other remedies, these stockholders and/or unitholders could seek damages and/or to enjoin the Merger. Any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the Merger and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the Merger may adversely affect our business, financial condition, results of operations and cash flows or those of the combined entity.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 30, 2017, we announced that our Board of Directors approved a stock repurchase plan that permits us to repurchase an incremental $500.0 million in shares of common stock (the "March 2017 Stock Repurchase Plan"). As of October 1, 2023, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

ITEM 6. EXHIBITS

Exhibit 2.1
Agreement and Plan of Merger, dated as of November 2, 2023, by and among Cedar Fair, L.P., and Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub, LLC. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K (Commission File No. 001-13703) filed with the SEC on November 2, 2023)

Exhibit 2.2
Voting Support Agreement, dated as of November 2, 2023, by and between Cedar Fair, L.P., Six Flags Entertainment Corporation, and H Partners, L.P. and certain of its affiliates (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K (Commission File No. 001-13703) filed with the SEC on November 2, 2023)

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

Exhibit 101*
The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2023, formatted in Inline XBRL
______________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date: November 13, 2023	/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

Date: November 13, 2023	/s/ GARY MICK
Gary Mick
Chief Financial Officer