Form 10-K
period 2023-12-31
Six Flags Entertainment Corp
filed 2024-02-29
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________________
FORM 10-K
__________________________________________________________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended December 31, 2023
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 1-13703
__________________________________________________________________________________________
SIX FLAGS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________________

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Ballpark Way, Suite 400 Arlington, Texas	76011
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 595-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
__________________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
On the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock of the registrant held by non-affiliates was approximately $1,912.9 million based on the closing price $23.04 of the common stock on The New York Stock Exchange on such date. Shares of common stock beneficially held by each executive officer and director have been excluded from this computation because these persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
On February 26, 2024, there were 84,127,596 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information required in Part III by Items 10, 11, 12, 13 and 14 are incorporated by reference and will be filed the registrant within 120 days after the fiscal year ended December 31, 2023.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the "Annual Report") and the documents incorporated herein by reference contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include all statements that are not historical facts and can be identified by words such as "anticipates," "intends," "plans," "seeks," "believes," "estimates," "expects," "may," "should," "could" and variations of such words or similar expressions. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include (i) the adequacy of our cash flows from operations, available cash and available amounts under our credit facilities to meet our liquidity needs, (ii) the risk that the proposed Mergers (as defined below) disrupts current plans and operations of the Company and the effect of the announcement or pendency of the Mergers on the business relationships, operating results and business generally of the Company, (iii) our expectations regarding the timing, costs, benefits and results of our strategic plan, (iv) impact of macro-economic conditions, including inflation on consumer spending, (v) our ability to implement our capital plans in a timely and cost effective manner, and our expectations regarding the anticipated costs, benefits and results of such capital plans, (vi) the extent to which having parks in diverse geographical locations protects our consolidated results against the effects of adverse weather and other events, (vii) our ongoing compliance with laws and regulations, and the effect of, and cost and timing of compliance with, newly enacted laws and regulations, (viii) our ability to obtain additional financing and the increased cost of capital due to rising interest rates, (ix) our expectations regarding the effect of certain accounting pronouncements, (x) our expectations regarding the cost or outcome of any litigation or other disputes, (xi) our annual income tax liability and the availability and effect of net operating loss carryforwards and other tax benefits, and (xii) our expectations regarding uncertain tax positions.
Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are, by their nature, subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Additional risks and uncertainties that could cause actual results to differ materially from those described in such forward-looking statements include, among others, the following:

•factors impacting our ability to consummate the transactions (collectively the “Mergers”) contemplated by that certain Agreement and Plan of Merger (the "Merger Agreement"), dated November 2, 2023, by and among Six Flags Entertainment Corporation, (“Holdings”), Cedar Fair, L.P., (“Cedar Fair”), CopperSteel HoldCo, Inc. ("CopperSteel"), and CopperSteel Merger Sub, LLC ("Copper Merger Sub");
•the risk that the proposed Mergers disrupts current plans and operations of the Company and the effect of the announcement or pendency of the Mergers on the business relationships, operating results and business generally of the Company;
•the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement;
•factors impacting attendance, such as local conditions, contagious diseases, or the perceived threat of contagious diseases, events, disturbances and terrorist activities;
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
ii

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
iii

PART I
ITEM 1.    BUSINESS
Introduction
We own and operate regional theme parks and water parks. We are the largest regional theme park operator in the world and the largest operator of water parks in North America based on the number of parks we operate. Of our 27 regional theme parks and water parks, 24 are located in the United States, two are located in Mexico and one is located in Montreal, Canada. Our U.S. parks serve each of the top 10 designated market areas, as determined by a survey of television households within designated market areas published by A.C. Nielsen Media Research in Fall 2023. Our diversified portfolio of North American parks serves an aggregate population of approximately 145 million people and 250 million people within a radius of 50 miles and 100 miles, respectively, with some of the highest per capita gross domestic product in the U.S.
We generate revenue primarily from selling admission to our parks and from the sale of food, beverages, merchandise and other products and services within our parks.
Our parks occupy approximately 5,850 acres of land, and we own approximately 700 additional acres of land with development potential. Our parks are located in geographically diverse markets across North America. Our parks generally offer a broad selection of state-of-the-art and traditional thrill rides, water attractions, themed areas, concerts and shows, restaurants, game venues and retail outlets, and thereby provide a complete family-oriented entertainment experience. In the aggregate, during 2023, our parks contained approximately 880 rides, including over 150 roller coasters, making us the leading provider of "thrill rides" in the industry.
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
We own the internationally recognized "Six Flags" brand name in the U.S. and other countries throughout the world. To capitalize on this name recognition, 23 of our parks are branded as "Six Flags" or "Hurricane Harbor" parks, and we are working with a third party that is developing a Six Flags-branded theme park in Saudi Arabia, Six Flags Qiddiya. We license the right to use certain Warner Bros. and DC Comics characters at our theme parks, which provide an enhanced family entertainment experience and theming.
Merger Agreement with Cedar Fair

On November 2, 2023, Holdings, Cedar Fair, CopperSteel and Copper Merger Sub entered into the Merger Agreement, providing for a merger of equals through (i) the merger of Copper Merger Sub with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing its existence as the surviving entity (the “Cedar Fair Surviving Entity”) following the Cedar Fair First Merger as a direct subsidiary of CopperSteel, (ii) the subsequent merger of the Cedar Fair Surviving Entity with and into CopperSteel (the “Cedar Fair Second Merger” and together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with CopperSteel continuing as the surviving corporation, and (iii) the subsequent merger of Six Flags with and into CopperSteel, with CopperSteel continuing as the surviving corporation (the “Six Flags Merger” and together with the Cedar Fair Mergers, the “Mergers”).If the Mergers are completed, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) will be converted into the right to receive one (1) share of common stock, par value $0.01 per share, of CopperSteel (the “CopperSteel Common Stock”), as may be adjusted pursuant to the Merger Agreement (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest and (ii)each issued and outstanding share of Holdings common stock, par value $0.025 per share (the “Six Flags Common Stock”) will be converted into the right to receive 0.58 shares of CopperSteel Common Stock (as the same may be adjusted pursuant to the Merger Agreement, the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest. Following the completion of the Mergers, it is anticipated that holders of Holdings Common Stock and holders of Cedar Fair Units immediately prior to the Mergers will own approximately 48.8% and 51.2% of CopperSteel Common Stock, respectively, on a fully-diluted basis. In addition, subject to the terms of the Merger Agreement and applicable law, Six Flags will declare and set a record date for a special dividend to holder of record of Six Flags Common Stock as of the close of business one business day prior to the closing of the Mergers of (i) $1.00 plus (ii) the product (rounded to the nearest whole cent) of (a) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the effective time of the Six Flags Merger, subject to certain adjustments provided under the Merger Agreement, the payment of which is contingent upon the consummation of the Mergers.

Upon consummation of the Mergers, Holdings and Cedar Fair will each have been merged with and into CopperSteel, with CopperSteel as the parent entity and successor corporation to Holdings and Cedar Fair. Upon closing, CopperSteel will be headquartered in Charlotte, North Carolina, and is expected to change its name to “Six Flags Entertainment Corporation” and be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “FUN.”

The obligations of Holdings and Cedar Fair to complete the Mergers are subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement. Completion of the Mergers requires, among other things, the adoption of the Merger Agreement by the Holdings stockholders. In connection with the Mergers, CopperSteel filed a registration statement on Form S-4 (the “Registration Statement) with the Securities and Exchange Commission (“Commission”), which includes a proxy statement with respect to the stockholder meeting of Holdings (the “Special Meeting”) to consider and adopt the Merger Agreement and a prospectus with respect to the CopperSteel Common Stock to be issued in connection with the Mergers. The Registration Statement was declared effective by the Commission on January 31, 2024 and the proxy statement/prospectus will be mailed to stockholders of Holdings as of January 24, 2024, the record date established for voting on the Mergers at the Special Meeting to be held on March 12, 2024. Stockholders of Holdings are encouraged to read the proxy statement/prospectus, as well as the annexes thereto, and other documents to be filed with the Commission because the documents contain important information about Holdings, Cedar Fair and the Mergers.

The obligations of Holdings and Cedar Fair to complete the Mergers are also subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement, including the receipt of regulatory approvals. Closing of the Mergers is subject to antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the Federal Trade Commission (the “FTC”) and the United States Department of Justice (the “DOJ”), and until the applicable waiting period has expired or has been terminated.

On November 17, 2023 and November 20, 2023, the Premerger Notification Office of the Federal Trade Commission accepted the premerger notification and report forms under the HSR Act submitted by Holdings and Cedar Fair, respectively. On December 20, 2023, Holdings and Cedar Fair withdrew their respective premerger notification and report forms under the HSR Act, and refiled them on December 21, 2023. On January 22, 2024, Holdings and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Holdings and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. Per the terms of the Merger Agreement, Cedar Fair and Holdings will use their reasonable best efforts to certify substantial compliance with the Second Request on or before May 2, 2024.

Holdings and Cedar Fair expect to complete the Mergers in the first half of 2024. However, neither Holdings nor Cedar Fair can predict the actual date on which the Mergers will be completed, nor can the parties ensure that the Mergers will be completed because completion is subject to conditions beyond the control of either party, including the receipt of Holdings’ stockholder approval and required regulatory approvals.
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
We have assessed the error and concluded that it was not material to any prior periods. However, the aggregate amount of the error would have been material to our consolidated financial statements in the current period. Therefore, we have revised our previously issued financial information. Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 18 - Revision to Previously Reported Financial Information for additional information.
Impact of the COVID-19 Pandemic
The COVID-19 pandemic had material effects on our business during the year ended January 2, 2022 through the temporary suspension of operations at certain of our parks. During the year ended January 2, 2022, our parks in California and Mexico had fewer operating days than planned due to COVID-19 related closures.

Fiscal Calendar Change
Our Board of Directors determined that it is in our best interest to change the method of determining our fiscal quarters and fiscal years, such that each fiscal quarter will consist of thirteen weeks ending on a Sunday and each fiscal year will consist of 52 or 53 weeks, as applicable, and will end on the Sunday closest to December 31, effective as of the commencement of our fiscal year on January 1, 2021. This change was made to align our fiscal reporting calendar with how we operate our business and improve comparability across periods. This Annual Report covers our 2023, 2022 and 2021 fiscal years. Our 2023 fiscal year covers the period from January 2, 2023 through December 31, 2023 (“the year ended December 31, 2023” or “2023”). Our 2022 fiscal year covers the period from January 3, 2022 through January 1, 2023 (the year ended January 1, 2023 or "2022"). Our 2021 fiscal year covers the period from January 1, 2021 through January 2, 2022 (“the year ended January 2, 2022” or “2021”). The year ended January 2, 2022 contained three extra days due to the calendar change from calendar year reporting.

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

Name of Park and Location	Description	Designated Operating Area and Rank*	Population Within Radius from Park Location
Frontier City Six Flags Hurricane Harbor Oklahoma City Oklahoma City, OK	109 acres— theme park 23 acres— water park	Oklahoma City (48)	1.6 million—50 miles 3.0 million—100 miles
La Ronde Montreal, Canada	146 acres—theme park	N/A	4.3 million—50 miles 6.3 million—100 miles
Six Flags Hurricane Harbor Rockford Rockford, IL	43 acres—water park	Chicago (3) Milwaukee (43)	2.7 million—50 miles 13.7 million—100 miles
Six Flags America Largo, MD	523 acres—combination theme park and water park and approximately 300 acres of potentially developable land	Washington, D.C. (8) Baltimore (23)	8.5 million—50 miles 14.0 million—100 miles
Six Flags Darien Lake Corfu, NY	988 acres— combination theme park and water park, hotel and campground	Buffalo (59)	2.6 million—50 miles 10.9 million—100 miles
Six Flags Discovery Kingdom Vallejo, CA Six Flags Hurricane Harbor Concord Concord, CA	151 acres— separately gated theme park with marine and land animal exhibits, and water park on 127 acres and 24 acres, respectively	San Francisco / Oakland (4) Sacramento (28)	6.4 million—50 miles 12.0 million—100 miles
Six Flags Fiesta Texas San Antonio, TX	218 acres—combination theme park and water park	Houston (6) San Antonio (25) Austin (29)	2.8 million—50 miles 5.1 million—100 miles
Six Flags Great Adventure & Safari / Six Flags Hurricane Harbor Jackson, NJ	2,116 acres—separately gated theme park/safari and water park and approximately 367 acres of potentially developable land	New York City (1) Philadelphia (9)	14.5 million—50 miles 29.6 million—100 miles
Six Flags Great America / Six Flags Hurricane Harbor Chicago Gurnee, IL	297 acres—combination theme park and water park and approximately 30 acres of potentially developable land	Chicago (3) Milwaukee (43)	9.0 million—50 miles 13.9 million—100 miles
Six Flags Hurricane Harbor Oaxtepec, Mexico	67 acres—water park	N/A	22.6 million—50 miles 32.6 million—100 miles
Six Flags Hurricane Harbor Phoenix Glendale, AZ	33 acres—water park	Phoenix (13)	4.9 million—50 miles 5.2 million—100 miles
Six Flags Hurricane Harbor Splashtown Spring, TX	46 acres—water park	Houston (6)	7.1 million—50 miles 8.1 million—100 miles
Six Flags Magic Mountain / Six Flags Hurricane Harbor Valencia, CA	255 acres—separately gated theme park and water park on 243 acres and 12 acres, respectively	Los Angeles (2)	10.2 million—50 miles 18.6 million—100 miles
Six Flags Mexico Mexico City, Mexico	110 acres—theme park	N/A	24.5 million—50 miles 33.2 million—100 miles
Six Flags New England Agawam, MA	289 acres—combination theme park and water park	Boston (10) Hartford / New Haven (54) Providence (44) Springfield (103)	3.2 million—50 miles 16.8 million—100 miles
Six Flags Over Georgia Austell, GA Six Flags White Water Atlanta Marietta, GA	360 acres—separately gated theme park and water park on 291 acres and water park on 69 acres, respectively	Atlanta (7)	6.2 million—50 miles 8.8 million—100 miles
Six Flags Over Texas / Six Flags Hurricane Harbor Arlington, TX	264 acres—separately gated theme park and water park on 217 and 47 acres, respectively	Dallas/Fort Worth (5)	7.4 million—50 miles 8.8 million—100 miles
Six Flags St. Louis Eureka, MO	316 acres—combination theme park and water park and approximately 17 acres of potentially developable land	St. Louis (24)	2.8 million—50 miles 4.1 million—100 miles
The Great Escape and Hurricane Harbor / Six Flags Great Escape Lodge & Indoor Water Park Queensbury, NY	372 acres—combination theme park and water park, plus 200 room hotel and 38,000 square foot indoor water park	Albany (67)	1.1 million—50 miles 3.0 million—100 miles
________________________________
*Based on a 2023 survey of radio market population within designated market areas published by A.C. Nielsen Media Research.
Partnership Park Arrangements

In 1998, we acquired the former Six Flags Entertainment Corporation ("Former SFEC", a corporation that has been merged out of existence and that had always been a separate corporation from Holdings), which had operated regional theme parks and water parks under the Six Flags name for nearly forty years. In connection with this acquisition, we guaranteed certain obligations relating to Six Flags Over Texas ("SFOT") and Six Flags Over Georgia, including Six Flags White Water Atlanta ("SFOG", and together with SFOT, the "Partnership Parks"). These obligations continue until 2027, in the case of SFOG, and 2028, in the case of SFOT. Such obligations include (i) minimum annual distributions (including rent) of approximately $88.5 million in 2024 (subject to cost of living adjustments in subsequent years) to the limited partners of the partnership entities (the "Georgia Partnership" with respect to SFOG and the "Texas Partnership" with respect to SFOT) that owns the Partnership Parks (based on our ownership of units as of December 31, 2023, our share of such distribution will be approximately $39.4 million) and (ii) minimum capital expenditures at each park during rolling five-year periods based generally on 6% of Partnership Park revenues. Due to the increase in consumer price index, for 2024, we will pay approximately $3 million more in minimum distributions to the limited partners than in 2023. In addition, designated subsidiaries are required to repurchase up to all of the limited partnership units in the Georgia Partnership and the Texas Partnership (the “Partnership Park Put”) held by third-party limited partners on an annual basis. We are required to repurchase such limited partnership units through May 15, 2026 in the case of the Georgia Partnership and May 15, 2027 in the cash of the Texas Partnership Cash flow from operations at the Partnership Parks is used to satisfy these requirements before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (pursuant to the Partnership Park Put).
After payment of the minimum distribution, we are entitled to a management fee equal to 3% of prior year gross revenues and, thereafter, any additional cash will be distributed first to management fee in arrears, then repayment of any interest and principal on intercompany loans, with any additional cash being distributed 95% to us, in the case of SFOG, and 92.5% to us, in the case of SFOT.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Partnership Put Price") that is the greater of (i) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (ii) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Partnership Put Price for the Partnership Parks, if determined as of December 31, 2023, is $409.7 million in the case of SFOG, and $527.4 million in the case of SFOT. As of December 31, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. The remaining redeemable units of approximately 68.5% and 45.9% of the Georgia limited partner and Texas limited partner, respectively, represent a current redemption value for the limited partnership units of approximately $521.0 million.

In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, we will have the option (each the “End-of-Term Option”) to require the redemption of all the limited partnership units we do not then own in the Partnerships. To exercise the End-of-Term Option, we must give the Georgia Partnership notice of its exercise no later than December 31, 2024 and we must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Partnership Parks. Alternatively, if the End-of-Term Option is not exercised, the Partnership Park entities may be sold and the proceeds applied to redeem the outstanding interests in the Georgia Partnership and Texas Partnership, as applicable. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units we do not then own would, is based on the agreed-upon value of the partnerships included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The agreements for Georgia Partnership and the Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships, when the agreements were executed, was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2023, the agreed upon value, as adjusted for CPI, would be $483.5 million and $712.7 million for SFOG and SFOT, respectively. The agreed upon values, if determined as of December 31, 2023, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $330.9 million and $332.6 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, if the End-of-Term Option were to be exercised. The actual agreed upon value for the End-of-Term Option will be further adjusted by CPI until the end of the each respective agreement. The decision to exercise, or not exercise, the End-of-Term Option for either of SFOT or SFOG will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.
Pursuant to the 2023 and 2022 annual offers, we did not purchase units from the Georgia partnership. We purchased 0.149 units from the Texas partnership for approximately $0.3 million in May 2023. We purchased 0.25358 units from the Texas partnership for approximately $0.6 million in May 2022. The $400 million accordion feature on the Term Loan B (as defined in Note 8 - Long-Term Indebtedness, to the consolidated financial statements in Item 8 of this Annual Report) is available for borrowing for future "put" obligations if necessary.

In connection with our acquisition of Former SFEC, we entered into a Subordinated Indemnity Agreement with certain of the Company’s entities, Time Warner, and an affiliate of Time Warner (an indirect subsidiary of AT&T Inc. as a result of a merger in 2018), pursuant to which, among other things, we transferred to Time Warner (which has guaranteed all of our obligations under the Partnership Park arrangements) record title to the corporations that own the entities that purchase limited partnership units of the Partnership Parks, and we received an assignment from Time Warner of all cash flow received on such limited partnership units, and we otherwise control such entities. In addition, we issued preferred stock of the managing partner of the partnerships to Time Warner. In the event of a default by us under the Subordinated Indemnity Agreement or of our obligations to our partners in the Partnership Parks, these arrangements would permit Time Warner to take full control of both the entities that own limited partnership units and the managing partner. If we satisfy all such obligations, Time Warner is required to transfer to us the entire equity interests of these entities at the end of the term, which is 2027 for the Georgia Partnership and 2028 for the Texas Partnership. The 2022 sale of Time Warner to Discovery did not affect the Time Warner guarantee of our obligations under the Subordinated Indemnity Agreement.
We incurred $26.0 million of capital expenditures at these parks during the 2023 season, and intend to incur at least the minimum required expenditure in 2024. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements before any funds are required from us. The Partnership Parks generated approximately $16.3 million of cash in 2023, calculated as cash flows from operating activities less capital expenditures, and excluding the impact of short-term intercompany advances from or payments, as the case may be. The loans receivable are eliminated in our consolidated balance sheet. The proceeds from these loans were primarily used to fund the acquisition of Six Flags White Water Atlanta and to make capital improvements and distributions to the limited partners.
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
During the year ended December 31, 2023, we sold two primary admission pass products: (1) our traditional season passes and (2) our newly launched Six Flags Plus product, which is a subscription-style program that was launched in June 2023. Our traditional season pass products offers unlimited visits to a specified park, or all of our parks depending on the tier purchased, whenever it is open and is valid for one operating season or such other date stated in the pass product. Our Six Flags Plus pass offers our guests the ability to visit all of our parks and the ability to pay a fixed monthly fee. Six Flags Plus automatically renews monthly after the one-year commitment period. Our legacy membership program offers unlimited visits to most of our parks and automatically renews monthly after a one-year commitment period. The program was discontinued during 2022, however, existing members can continue to make monthly payments until cancellation or default.
Season pass and Six Flags Plus sales represent advance purchase commitments that reduce exposure to inclement weather and economic downturns. In general, a season pass holder or member contributes higher aggregate revenue and profitability to the Company over the course of a year compared to a single-day guest. A season pass holder or member pays a higher total admission price and contributes to in-park guest spending over multiple visits. Additionally, guests enrolled in Six Flags Plus and legacy membership programs as well as season pass holders often bring paying guests and generate "word-of-mouth" advertising for the parks. However, our single-day guests tend to spend more per visit. We will continue to strive for a balanced mix of guests to maximize revenue. Season pass, Six Flags Plus and legacy membership attendance constituted approximately 59% and 54% of total attendance at our parks in 2023 and 2022, respectively. We plan to offer traditional season passes, our Six Flags Plus product and single-day tickets during 2024, while continuing to honor our legacy membership program.
We offer products to enhance the guest experience including all-season dining passes and all-season flash passes.
Our Group Sales team organizes events and outings for various groups at our parks, including customized catering, coordination of tickets and event planning.
We use limited promotional programs as a means of targeting specific market segments and locations not generally reached through group or retail sales efforts. The promotional programs utilize coupons, sweepstakes, reward incentives and rebates to attract additional visitors. These programs are implemented through online promotions, digital and social marketing activities, search engine marketing, radio and television advertising, direct mail, and sponsorship marketing. The special promotional offers are usually available for a limited time and provide some additional incentive(s) to purchase a ticket.
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
Park Operations
We currently operate in geographically diverse markets in North America. Each park is generally managed by a park president or general manager who is responsible for all operations and management of the individual park. Each park president or general manager directs a full-time, on-site management team. Local advertising, ticket sales, community relations and hiring and training of personnel are the responsibility of individual park management in coordination with corporate support teams.
Each park has senior personnel responsible for operations and maintenance, in-park food, beverage, merchandising and games, marketing and sales, public safety and risk management, human resources and finance. Park management compensation structures are designed to provide financial incentives for individual park managers to execute our strategy and to maximize revenue and earnings.
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
See Note 17 - Business Segments, to the consolidated financial statements in Item 8 of this Annual Report for information concerning revenues and long-lived assets by domestic and international jurisdictions.
Capital Improvements and Other Initiatives
We regularly make capital investments for new rides and attractions in our parks. We purchase both new and used rides and attractions and, on occasion, we relocate rides among parks. We also make capital investments in the food, retail, games and other in-park areas as well as enhancements to theming and landscaping of our parks and as guest-facing technology as we seek to continually enhance the overall experience of our guests. We also invest in certain back-office information technology infrastructure to attain operational efficiencies. We regularly perform maintenance capital enhancements, with most expenditures made during the off-season. Repair and maintenance costs for routine and recurring maintenance activities are expensed as incurred.
Our capital plan will continue to selectively add new rides and attractions over time to our existing portfolio. Our near-term focus will be a balanced approach between exciting new rides and an increased focus on implementing guest-facing technology, food service equipment, amenities, and infrastructure improvements.
In January 2024, we announced the launch of the largest digital alliance in the theme park industry, partnering with Google, HCL Tech, Dell, Snowflake, Fueled, and Pure Imagination Studios. The digital alliance will offer cutting-edge technologies from best-in-class companies to benefit both guests and team members. The technological advancements spearheaded by this alliance aim to redefine the guest experience across multiple touchpoints. Our initiatives focus on streamlining pre-visit planning through intelligent recommendation systems, elevating real-time engagement during the visit with personalized, AI-driven notifications and virtual assistant support, and enriching post-visit interactions via insightful analytics that tailor future recommendations and offers.

During 2024, we plan to enhance our targeted marketing strategies to attract new-to-brand consumers and convert them to loyal guests, by (i) elevating our overall guest experience and focusing on our breadth of product in our theme parks and water parks; (ii) developing guest-focused in-park initiatives to drive guest spending growth; (iii) taking a balanced approach to single-day ticket and season pass sales; and (iv) growing group sales and sponsorship revenue opportunities back to pre-pandemic levels or higher.
International Agreements
We are working with a third party that is developing Six Flags Qiddiya, a theme park in Saudi Arabia. As compensation for exclusivity, brand licensing rights, and design, development and management services, we receive fees during the design and development period as well as ongoing remuneration after the park opens to the public. The agreements do not require us to make any capital investments in the park.
Maintenance and Inspection
Rides are inspected at various levels and frequencies in accordance with manufacturer specifications. Our rides are inspected daily during the operating season by our maintenance personnel. These inspections include safety checks, as well as regular maintenance, and are made through both visual inspection and test operations of the rides. Our senior management and the individual park personnel evaluate the risk aspects of each park’s operations, potential risks to employees and staff as well as to the guests. In addition, contingency response plans for potential emergency situations have been developed for each facility. During the off-season, maintenance personnel examine the rides and repair, refurbish and rebuild them as necessary. This process includes x-raying and magnafluxing (a further examination for minute cracks and defects) steel portions of certain rides at high-stress points. A large portion of our full-time workforce devotes substantially all of its time to maintaining the parks and our rides and attractions. We use a computerized maintenance-management system across all of our domestic parks to assist us in executing our maintenance programs.
In addition to the performance of our internal maintenance and inspection procedures, we, or our insurance carriers, as the case may be, retain third party consultants to perform an annual inspection of each park and all attractions. The results of these inspections are reported in written evaluation and inspection reports and include suggestions on various aspects of park operations. In certain states, state inspectors conduct additional annual ride inspections before the beginning of each season. Other portions of each park are subject to inspections by local fire marshals and health and building department officials. Furthermore, we use third-party, professional water safety consultants at all of our water parks to train lifeguards and audit safety procedures.
Insurance
We maintain insurance of the types and in amounts we believe are commercially reasonable and are available to businesses in our industry. We maintain multi-layered general liability policies that provide for excess liability coverage of up to $100.0 million per occurrence. For incidents arising on or after December 31, 2008, our self-insured retention is $2.0 million, followed by a $0.5 million deductible per occurrence applicable to all claims in the policy year for our domestic parks and our park in Canada and a nominal amount per occurrence for our parks in Mexico. Defense costs are in addition to these retentions. Our general liability policies cover the cost of punitive damages only in certain jurisdictions. Based upon reported claims and an estimate for incurred, but not reported claims, we accrue a liability for our retention contingencies. For workers’ compensation claims arising after November 15, 2003, our deductible is $0.75 million. We also maintain fire and extended coverage, business interruption, terrorism and other forms of insurance typical to businesses in this industry. The all peril property coverage policies insure our real and personal properties (other than land) against physical damage resulting from a variety of hazards. Additionally, we maintain cybersecurity insurance in the amount of $10.0 million with a $0.25 million retention per event.
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2024. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
Competition
Our parks compete with other theme parks, water parks, amusement parks, as well as with other types of recreational facilities and forms of out-of-home entertainment within their operating areas, including family entertainment centers, indoor adventure parks, movies, sporting events, restaurants and vacation travel. Competitors of our parks include SeaWorld Entertainment, Inc.; Cedar Fair, L.P.; NBCUniversal/Universal Parks & Resorts; Disney Parks; Herschend Family Entertainment Corporation; Hershey Entertainment & Resorts Company; Merlin Entertainment Ltd.; Palace Entertainment; Premier Parks, LLC; Boomers Parks and a number of other regional and local competitors in the geographies in which we operate. In addition, our business is subject to various factors affecting the recreation and leisure industries generally, such as general economic conditions and changes in discretionary consumer spending habits. See Item 1A. Risk Factors of this Annual Report. Within each park’s regional operating area, the principal factors affecting direct theme park competition include location, price, the uniqueness and perceived safety and quality of the rides and attractions in the park, the atmosphere and cleanliness of the park, the quality of park food and entertainment, and ease of travel to the park. Our theme parks have several advantages over other forms of entertainment. We believe that our parks offer a sufficient quality and variety of rides and attractions, culinary offerings, retail locations, and interactive and family experiences to make them highly competitive with other parks and forms of entertainment. Finally, the vast majority of our guests live within driving distance, so a visit to one of our parks does not require air travel or a stay at a hotel.
Seasonality
Our operations are highly seasonal, with approximately 70% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.
Environmental and Other Regulations
Our operations are subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and above ground storage tanks and the disposal of waste and hazardous materials. In addition, our operations are subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park and water park operations, and local and state regulations applicable to restaurant operations at each park. Finally, certain of our facilities are subject to laws and regulations relating to the care of animals. We believe that we are in compliance with applicable environmental and other laws and regulations and, although no assurance can be given, we do not foresee the need for any significant expenditures in this area in the near future.
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
Environmental, Social and Governance
We are committed to advancing a purpose-led vision and fostering a culture that encourages our employees to enhance our business and the communities in which we operate. We endeavor to integrate environmental, social, and governance (ESG) practices that create sustainable economic value to our employees, stockholders, communities, and other stakeholders. Our dedicated environmental and community stewardship is an integral component of our delivering excellence, driving strategic innovation, and growing long-term stockholder value. We believe that our impact on the environment, how we manage our relationships with employees, suppliers, customers and the communities where we operate, and the accountability of our leadership to our stockholders are all critically important to our business. We have undertaken a number of initiatives to further these goals, including establishment of a diversity and inclusion council and the implementation of a human rights policy.
With respect to environmental initiatives, we place a high priority on energy management, water conservation, and waste reduction. During 2023, construction efforts commenced on the installation of a new 12.37-megawatt solar carport and energy storage system at Six Flags Magic Mountain in Los Angeles. In addition to the Six Flags Magic Mountain installation, two additional parks - Six Flags Discovery Kingdom in Northern California and Six Flags Great Adventure in New Jersey - have also developed on-site solar capabilities with over 30 megawatts of fully-operational solar power systems installed. These three sites will rank as the largest volume of onsite Solar photovoltaic systems for any U.S. organization, with a combined total of 42.37 megawatts.
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
Employees
As of December 31, 2023, we employed approximately 1,350 full-time employees, and over the course of the 2023 operating season we employed approximately 41,000 seasonal employees. We compete with other local employers for qualified candidates on a season-by-season basis. As part of the seasonal employment program, we employ a significant number of teenagers, which subjects us to child labor laws.
Approximately 24% of our domestic full-time and approximately 7% of our domestic seasonal employees are subject to labor agreements with local chapters of national unions. Approximately 3% of our international full-time and approximately 33% of our international seasonal employees are subject to labor agreements with local chapters of national unions. These labor agreements expire in January 2027 (Six Flags Over Texas), December 2024 (Six Flags Over Georgia and Six Flags Magic Mountain), and January 2025 (Six Flags St. Louis). The labor agreements for La Ronde expire in various years ranging from December 2022 through December 2027. With respect to the La Ronde agreement that expired in December 2022, active discussions with the unions are currently ongoing. The labor agreements for Six Flags Great Adventure expire in various years ranging from December 2023 through December 2026. With respect to Six Flags Great Adventure agreement that expired in December 2023, active discussions with the union are currently underway. We consider our employee relations to be good.
Diversity and Inclusion

We understand that enhancing our financial strength and improving our guest’s experience requires a diverse and inclusive workforce. We are committed to creating an inclusive environment that fully embraces the diversity of our employees and guests, regardless of ethnicity, gender, age, disability, cultural background, sexual orientation, or religious beliefs. We maintain a Diversity and Inclusion Council that provides feedback on a wide variety of diversity and inclusion related issues. In that regard, we are focused on building a team that represents the diversity of our workforce and marketplace by enhancing recruitment plans and fostering talent management programs that provide inclusive and objective processes for all employees. Additionally, we continue to support diversity driven suppliers to develop long term alliances
As of December 31, 2023, approximately 52% of our full-time management employees, defined as those holding the title of manager or higher, were diverse by ethnicity and/or gender. Of the group, 36% are female and approximately 26% are ethnically diverse. By fostering an inclusive culture, we enable every employee to leverage unique talents and high-performance standards to drive innovation and success.
Employee Development

We seek to continuously elevate employee development and training through a variety of programs, opportunities, and resources. We continue to partner with the International Board of Credentialing and Continuing Education Standards to provide our guest-facing employees with specialized training to earn a Certificate in Autism Competency to further our commitment to better serve the special needs community, provide a more inclusive environment in our parks and continue our efforts in educating our employees on diversity and inclusion. We continue to innovate and enhance our talent development program by providing our employees with access to training, including virtual classrooms and online courses on topics including general safety, Office 365, harassment, discrimination, business ethics, anti-corruption, privacy and security, and park safety. We recognize that a highly engaged and well prepared team is paramount to operate more efficiently and effectively. We continue to redefine our succession planning process by establishing programs to better support the development of our talent bench for roles in management, maintenance and operations. Finally, utilizing training, education, and professional development as key metrics of performance is also important in maximizing skills and growth potential for our future leaders.

We have continued to foster partnerships with local and global educational institutions to create learning opportunities to all of our employees. These opportunities include degrees, certifications, licenses, and leadership upskilling.
Employee Engagement and Recruitment

We understand that continuous engagement with our employees is vital to driving successful, meaningful outcomes. Ensuring the alignment of performance management and recognition is vital in managing employee retention and is a key ingredient to create a positive and supportive workplace culture that promotes high-performance and high involvement by its teams. We conduct ongoing employee satisfaction surveys that provide actionable feedback from employees to management. The survey responses are anonymous and measure employee satisfaction and solicit honest feedback. By continuously monitoring and evaluating feedback, we are able to improve employee needs, enhance their capabilities, and develop strategies for improvement and recognition.

We are focused on attracting, developing, and retaining best-in-class diverse teams, and continuing to build an inclusive culture that inspires leadership, encourages innovative thinking, empowers expeditious decision-making, and ties to our values. We source candidates from various avenues in order to meet the current and future demands of our business. We have established relationships with high schools, trade schools, universities, professional associations and industry partners to proactively attract new talent. We have also taken on new approaches to expand strategic recruitment and outreach activities that target specific talent for high demand roles. We have developed a programmatic approach to recruitment that focuses on casting a wide radius to attract talent to our parks through the use of geofencing and social media. In 2023, we launched our first global TikTok campaign to recruit for our fall operations. This campaign allowed us to reach over 800,000 potential candidates and successfully provide talent specifically for needed positions.

Our recruiting practices and candidate selection are among our most important activities and we prioritized filling open positions with quality employees who want to advance the Six Flags’ mission.
Competitive Benefits

Attracting, motivating, developing and retaining the best people is crucial to all aspects of our business and long-term success, and is central to our mission, vision and values. Our compensation programs are designed to align the compensation of our employees with our performance and to provide the proper incentives to attract, motivate and retain employees to achieve superior results. The structure of our compensation programs includes incentives based on both short-term and long-term performance. Specifically:

•We provide employee wages that are competitive and consistent with employee positions, skill levels, experience, knowledge and geographic location.

•We align our executives’ long-term equity compensation with our stockholders’ interests by linking a significant portion of total compensation opportunity to business performance.

•All full-time employees are eligible for health insurance, paid and unpaid leaves, and life and disability/accident coverage, unless otherwise specified by a union contract. We also offer a variety of voluntary benefits that allow employees to select the options that meet their needs, including telemedicine, paid parental leave, prescription savings solutions, health savings accounts, flexible spending accounts, legal insurance, identity theft insurance, pet insurance and a wellness program.

•A unique Six Flags incentive offers employees complimentary tickets and passes, including for their dependents, which provides free admission to any of our parks, preferred parking and discounts on in-park products.

Safety
The health and safety of our guests and employees is our highest priority. It is the shared responsibility of every employee to actively participate in creating a safe and secure environment and to minimize injuries. The hallmarks of the Company’s safety and security programs are:
•Resources and education to ensure safe and secure operating environments at the parks, including compliance with Occupational Safety and Health Administration (OSHA) standards, as well as to improve overall workplace safety and health. This includes regular and ongoing safety training and assessments as well as annual safety audits.
•A highly trained workforce that proactively assesses risks, strives to eliminate unsafe conditions, and integrates learning from incidents to prevent future occurrences.
•Dedicated leadership, accountability, and employee empowerment.
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

Name	Age	Title
Selim Bassoul*	67	President and Chief Executive Officer
Gary Mick*	63	Chief Financial Officer
Evan Bertrand	40	Vice President of Investor Relations and Treasurer
Jason Freeman	57	Vice President of Operations, Public Safety, Maintenance and Engineering
Christopher Neumann	54	General Counsel and Corporate Secretary
Omar J. Omran	32	Chief Digital Officer
Edithann Velez Ramey	51	Chief Marketing Officer
Derek Sample	38	Vice President and Chief Accounting Officer
________________________________
*Executive Officers
Selim Bassoul was named President and Chief Executive Officer of the Company in November 2021. Mr. Bassoul has served as a director of the Company since February 2020 and was the Non-Executive Chairman of the Board from February 2021 to November 2021. Mr. Bassoul served as Chief Executive Officer and Chairman of the Board of Directors of The Middleby Corporation (NASDAQ: MIDD), a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul currently serves as a director and non-executive chairman of the Board of Directors of Diversey Holdings, Ltd. (NASDAQ: DSEY), where he is a member of the Audit Committee and People Resources Committee. Mr. Bassoul previously served on the boards of 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC. He holds a B.A. in Business Administration from the American University of Beirut, and an M.B.A. in Finance and Marketing from the Kellogg School of Management at Northwestern University.
Gary Mick was named Chief Financial Officer of the Company in June 2022. Mr. Mick brings 40 years of business and strategy experience, primarily in the food industry. He previously served as President and Chief Financial Officer at Ice-O-Matic, an Ali Group Company based in Denver, Colorado from September 2018 through June 2022. Prior to that, he was Group President for Middleby Corporation (NASDAQ: MIDD), where he managed multiple foodservice divisions in the U.S. and Denmark. Prior to his role as Group President, he served in finance leadership roles of increasing responsibility and ultimately became President of Blodgett Ovens, a division of Middleby Corporation. Mr. Mick has a B.S. in Accounting from the University of Virginia and an M.B.A from the University of Vermont.

Evan Bertrand was named Vice President, Investor Relations and Treasurer of Six Flags in April 2023. Mr. Bertrand joined Six Flags Entertainment Corporation as the Assistant Treasurer in December 2020 where he managed treasury operations and supported investor relations. Prior to joining the Company, Mr. Bertrand served in roles of increasing responsibility for Solera Holdings, a provider of automotive and property risk management software, from 2016 to 2020, ultimately serving as its Director of Global Treasury and Capital Markets. Mr. Bertrand joined Solera after having held various financial positions at ExxonMobil in its Controller’s and Treasurer’s departments. In 2015, he earned his Chartered Financial Analyst certification. Mr. Bertrand holds a Master of Business Administration and a Bachelor of Music from Rice University. Prior to obtaining his MBA, Mr. Bertrand performed as a percussionist with symphony orchestras around the world.
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
Christopher Neumann joined the Company in January 2018, and served as Vice President, Legal and Corporate Secretary until February 2024 and was appointed General Counsel in February 2024. Prior to joining Six Flags, he served in various roles for Kaplan, Inc. from 2009 to 2017, most recently as its Deputy General Counsel, where he oversaw mergers and acquisitions, commercial contracts, and intellectual property matters. Prior to joining Kaplan, Mr. Neumann was an Associate General Counsel in BlackRock's private equity group, where he handled acquisitions, joint ventures, and private fund formation. Previously, Mr. Neumann had been an associate and then partner, in Kirkland & Ellis' New York office, where he represented clients in M&A transactions, equity investments, debt financings, and public offerings. Mr. Neumann has a Juris Doctor, magna cum laude, from St. John’s University School of Law, where he was Notes and Comments Editor of the St. John Law Review, and a Bachelor degree in Business Administration from the University of Vermont.
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
ITEM 1A.    RISK FACTORS
Set forth below are the principal risks that we believe are most significant to our business and should be considered by our security holders. We operate in a continually changing business environment and, therefore, new risks emerge from time to time. This section contains forward-looking statements. For an explanation of the qualifications and limitations on forward-looking statements, see Cautionary Note Regarding Forward-Looking Statements.
Risks Relating to Our Business
General economic conditions may have an adverse impact on our business, financial condition or results of operations.
Our results can be impacted by a number of macroeconomic factors, including but not limited to consumer confidence and spending levels, tax rates, unemployment, consumer credit availability, raw materials costs, pandemics and natural disasters, fuel and energy costs (including oil prices), and credit market conditions. A general economic slowdown or recession resulting in a decrease in discretionary spending could adversely affect the frequency with which guests choose to visit our parks and the amount that our guests spend when they visit.
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
The demand for our parks, other entertainment and recreation activities generally, and discretionary travel is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions may reduce our customers’ discretionary income to spend on parks, entertainment, recreation activities and travel.
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
Because most of the attractions at our parks are outdoors, attendance at our parks is adversely affected by bad or extreme weather conditions and forecasts of bad or mixed weather conditions that may be a result of climate change, which negatively affects our revenues. The effects of bad weather on attendance generally are not recovered later in the operating season. This can be more pronounced at our water parks, which have shorter operating seasons. We believe our operating results in certain years were adversely affected by abnormally hot, cold and/or wet weather in a number of our major U.S. markets. In addition, since a number of our parks are geographically concentrated in the eastern portion of the United States, a weather pattern that affects that area could adversely affect a number of our parks and disproportionately impact our results of operations. Furthermore, our parks in California and Texas are more likely to be impacted by extreme heat, wildfires, mudslides and floods, which may be exacerbated by the effects of climate change, than our parks in other locations. Bad weather and forecasts of bad weather on weekends, holidays or other peak periods will typically have a greater negative impact on our revenues and could disproportionately impact our results of operations.
Conditions beyond our control could damage our properties and could adversely impact attendance at our parks and result in decreased revenues.
Natural disasters, public heath crises, epidemics, pandemics, terrorist activities, power outages or other events outside our control could disrupt our operations, impair critical systems, damage our properties or reduce attendance at our parks or require temporary park closures. For example, many of our parks were either closed or operated under significant capacity restrictions in 2020 and early 2021 due to the COVID-19 pandemic. Damage to our properties could take a long time to repair and there is no guarantee that we would have adequate insurance to cover the costs of repair or the expense of the interruption to our business. Furthermore, natural disasters such as fires, earthquakes or hurricanes may interrupt or impede access to our affected properties or require evacuations and may cause attendance at our affected properties to decrease for an indefinite period. For example, our water park in Oaxtepec, Mexico was closed for several months during 2017 following the earthquakes in central Mexico. The occurrence of such events could have a material adverse effect on our business, financial condition and results of operations.
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
In addition, we may experience material increase in the cost of securing our seasonal workforce in the future. Increased minimum wage requirements, seasonal wages or an inadequate workforce could have an adverse impact on our results of operations. We anticipate that the recent increases to the minimum wage rates will increase our salary, wage and benefit expenses in 2024 and future years and further legislative changes or competitive wage rates could continue to increase these expenses in the future.
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
Although we maintain various safety and loss prevention programs and carry property and casualty insurance to cover certain risks, our insurance policies do not cover all types of losses and liabilities. Additionally, there can be no assurance our insurance will be sufficient to cover the full extent of all losses or liabilities for which we are insured. The majority of our current insurance policies have annual terms and expire on December 31, 2024, and we cannot guarantee we will be able to renew our current insurance policies on favorable terms, or at all. In addition, if we or other theme or water park operators sustain significant losses or make significant insurance claims, then our ability to obtain future insurance coverage at commercially reasonable rates could be materially adversely affected. If our insurance coverage is not adequate, or we become subject to damages that cannot by law be insured against, such as punitive damages or certain intentional misconduct by our employees, this could adversely affect our financial condition or results of operations.
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
Of our 27 theme parks and water parks, 12 are located on property that we lease and do not own. While most of our leases have at least five years remaining on their terms, and in some cases with renewal options, our lease for our theme park in Mexico expires in

2024. While we are in the final stages of renewing this lease, we cannot guarantee that the lease will be renewed on terms that are acceptable to us or at all. In addition, certain of our leases permit the landlord to terminate the lease if there is a default under the lease, including, for example, our failure to pay rent, utilities and applicable taxes in a timely fashion or to maintain certain insurance. If we could not renew a lease or a landlord were to terminate a lease, it would halt our operations at that park and, depending on the size of the park, could have a negative impact on our financial condition and results of operations. In addition, any disputes that may result from such a non-renewal or termination may be expensive to pursue and may divert money and management’s attention from our other operations and adversely affect our business, financial condition or results of operations.
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
As of December 31, 2023, approximately 24% of our domestic full-time and approximately 7% of our domestic seasonal employees were subject to labor agreements with local chapters of national unions. Approximately 3% of our international full-time and 33% of our international seasonal employees are subject to labor agreements with local chapters of national unions. We have collective bargaining agreements in place for certain employees at Six Flags Over Georgia, Six Flags Magic Mountain, Six Flags Great Adventure, Six Flags Over Texas, Six Flags St. Louis, and La Ronde. New unionization activity or a labor dispute involving our employees could disrupt our operations and reduce our revenues, and resolution of unionization activities or labor disputes could increase our costs. Litigation relating to employment and/or wage and hour disputes could also increase our operating expenses. Such disrupted operations, reduced revenues or increased costs could have a material adverse effect on our financial condition and results of operations.
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
We have significant financial obligations under our debt instruments and the Partnership Park arrangements. See the Partnership Parks section in Note 15 - Commitments and Contingencies, to the consolidated financial statements in Item 8 - Financial Statements and Supplementary Data of this Annual Report for a detailed discussion of our obligations with respect to the Partnership Parks. In the event of a default by us under the Partnership Parks arrangements, Time Warner has the right to take control of the Partnership Parks. In addition, such a default could trigger an event of default under our Credit Facility. See "Business—Partnership Park Arrangements" for additional information.
If we are unable to make payments on our debt or satisfy our other obligations, or if we fail to obtain future financing that may be necessary for working capital, capital expenditures, payment of debt, or the Partnership Park obligations, it could materially adversely affect our business, financial condition or results of operations.
We plan to strategically reinvest in our properties to improve the guest experience and our business plan includes targeted annual capital spending. However, depending on various factors including strategic initiatives, unanticipated delays in the completion of our projects, weather conditions, increased labor costs, and availability and cost of ride components, we may spend more or less than our planned target amount. In 2023, we spent $170.2 million on capital expenditures, net of property insurance recoveries.
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
As of December 31, 2023, our total indebtedness was approximately $2.365 billion. Our high degree of leverage could have important consequences, including the following: (i) a substantial portion of our cash flow from operations is dedicated to the payment of principal and interest on indebtedness, thereby reducing the funds available for operations, capital expenditures, future business opportunities and/or repurchases of Holdings common stock; (ii) our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate purposes in the future may be limited; (iii) certain of the borrowings are at variable rates of interest, which will increase our vulnerability to increases in interest rates; (iv) we are at a competitive disadvantage to less leveraged competitors; (v) we may be unable to adjust rapidly to changing market conditions; (vi) the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations; and (vii) we may be vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out activities that are important to our growth.
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
Historically, we had periodically returned value to investors through payment of quarterly dividends and common stock repurchases. In 2020, pursuant to amendments to the Credit Facility, we were required to suspend our quarterly dividend payment and stock repurchase program. Although such restrictions have since lapsed, we may determine that it is prudent to continue these suspensions, which may not align with investor expectations. The stock price of Holdings’ common stock could be adversely affected if our cash dividend rate or common stock repurchase activity differs from investors’ expectations. During the year ended January 1, 2023, we repurchased 3,464,000 shares at an aggregate cost of $96.8 million. We did not repurchase any shares during the year ended December 31, 2023.
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
Our ability to comply with these and other provisions of the existing debt agreements is dependent on our future performance, which will be subject to many factors, some of which are beyond our control including weather and economic, financial and industry conditions. The breach of any of these covenants or non-compliance with any of these financial ratios and tests could result in an event of default under the existing debt agreements, which, if not cured or waived, could result in acceleration of the related debt and the acceleration of debt under other instruments evidencing indebtedness that may contain cross-acceleration or cross-default provisions. We cannot provide assurance that our liquidity would be sufficient to repay or refinance such indebtedness if it was accelerated upon an event of default. We discuss certain key covenants and financial ratios to which we are subject under our debt agreements in greater detail under the caption “Restrictive Covenants” in Note 8 - Long-Term Indebtedness, to our consolidated financial statements in Item 8 of this Annual Report and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations ― Liquidity, Capital Commitments and Resources ― Indebtedness ― Covenant Compliance.”
Changes in our credit ratings could adversely affect the price of Holdings’ common stock.
We receive debt ratings from the major credit rating agencies in the United States. Factors that may impact our credit ratings include the sizable attendance and revenue generated from our portfolio of geographically diversified regional theme parks and water parks, vulnerability to cyclical discretionary consumer spending, and seasonality of our operations. As the result of the COVID-19 pandemic and impact of expanding restrictions and quarantines on the entertainment industry, the credit rating agencies lowered the ratings on several theme park companies in 2020. In June 2021, Moody’s changed our outlook from “negative” to “stable” and reaffirmed our issuer credit rating of B2 and reaffirmed our issuer-level ratings of Ba2 and B3 on our senior secured and senior unsecured issuances, respectively. Additionally, in June 2021, Standard and Poor’s changed our outlook from “negative” to “positive” in June 2022. In August 2021, Standard and Poor’s increased our issuer credit rating from B- to B+. Standard and Poor’s increased the rating on our senior secured issuances from B to BB, and in November 2022, Standard and Poor’s increased the rating on our senior unsecured from B- to B. In November 2022, our outlook changed from “positive” to “stable”. In November 2023, Standard and Poor's placed Six Flags Entertainment on CreditWatch Positive on the proposed merger with Cedar Fair L.P. Similarly, Moody's placed our ratings under review for upgrade following the announcement of the proposed Mergers. A negative change in our ratings or the perception such a change might occur could adversely affect the market price of Holdings’ common stock.
Holdings is a holding company and is dependent on dividends and other distributions from its subsidiaries.
Holdings is a holding company and substantially all of its operations are conducted through direct and indirect subsidiaries. As a holding company, it has no significant assets other than its equity interests in its subsidiaries. Accordingly, Holdings is dependent on dividends and other distributions from its subsidiaries to meet its obligations, including the obligations under the Company’s debt agreements, and, at such time as dividend payments by Holdings are no longer suspended, to pay dividends on Holdings’ common stock. If these dividends and other distributions are not sufficient for Holdings to meets its financial obligations, or not available to Holdings due to restrictions in the instruments governing our indebtedness, it could cause Holdings to default on its debt obligations, which would impair our liquidity and adversely affect our financial condition and our business. We had $77.6 million of cash and cash equivalents on a consolidated basis at December 31, 2023, of which a nominal amount was held at Holdings.
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

Risks Related to Proposed Mergers

The proposed Mergers and the integration of Cedar Fair and Six Flags may be more difficult, costly or time-consuming than expected, and we may fail to realize the anticipated benefits of the Mergers.

The success of the proposed Mergers will depend in part on our ability to realize anticipated revenue and cost synergies and on our ability to successfully integrate the businesses. If we are not able to successfully achieve these objectives, the anticipated benefits of the Mergers may not be realized fully, or at all, or may take longer to realize than expected. In addition, our ability to achieve the goals for the proposed Mergers may be affected by future prospects, execution of business strategies, and our ability to manage the various factors discussed within this report, including within the forward-looking statements. The actual benefits of the proposed Mergers also could be less than anticipated if, for example, completion of the Mergers and/or integration of the businesses are more difficult, costly or time-consuming than we expect.

The market price of CopperSteel's common stock following the closing of the Mergers may be affected by factors different from those that historically have affected or currently affect our common stock.

Upon completion of the Mergers, CopperSteel's financial position may differ from each of Six Flags' and Cedar Fair's financial positions before the completion of the Mergers, and the results of operations of CopperSteel may be affected by factors that are different from those currently affecting the results of operations of each of Six Flags and Cedar Fair. Accordingly, the market price and performance of CopperSteel's common stock is likely to be different from the performance of our common stock prior to the closing of the Mergers.

We have incurred and expect to continue to incur substantial costs, fees, expenses, and charges related to the Mergers and integration, and may incur additional costs we do not currently anticipate.

We have incurred $15.4 million of costs, fees expenses, and charges related to the Mergers and integration and we expect to continue to incur additional costs, fees, expenses, and charges related to the Mergers and integration. We may incur additional costs that we do not currently anticipate. These costs include and may include legal, financial advisory, accounting, consulting and other advisory fees, retention, severance and employee benefit-related costs, public company filing fees and other regulatory fees, as well as closing, integration and other related costs. Some of the costs are payable regardless of whether or not the Mergers are completed.

We may be unable to retain personnel successfully while the Mergers are pending or after the Mergers are completed.

The success of the Mergers will depend in part on our ability to retain key employees while the Mergers are pending or after the Mergers are consummated. If we are unable to retain key employees, including management, who are critical to the successful completion, integration and future operation of CopperSteel, we could face disruption in our operations, loss of key information, expertise or know-how, or unanticipated recruiting costs, which may impact our ability to achieve our goals related to the transaction.

The announcement or completion of the proposed Mergers may disrupt and/or harm our current plans and operations or those of Cedar Fair, may divert management’s time and attention and may affect existing business relationships, any of which may impact financial performance, operating results and/or our ability to achieve the benefits of the Mergers.

The announcement or completion of the proposed Mergers may disrupt and/or harm our current plans and operations and/or those of Cedar Fair. Management’s time and attention also may be diverted on transaction-related issues. There also may be adverse reactions to or changes in business relationships as a result of the announcement or completion of the Mergers. Any of these factors could affect our and/or Cedar Fair’s financial performance or operating results, and/or could impact our ability to achieve the benefits of the Mergers.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that affect the anticipated benefits of the Mergers.

Before the Mergers may be completed, various approvals, consents and non-objections must be obtained from regulatory authorities in the United States and Mexico. These approvals could be delayed or not obtained at all, which could disrupt operations, or could delay or adversely affect completion of the Merger. In Mexico, on January 25, 2024, the Mexican Federal Competition Commission concluded its review of the transactions and determined to allow the transactions to proceed as proposed, subject to customary statutory requirements. On January 22, 2024, Six Flags and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Six Flags and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. The Second Request, and any further inquiries or actions from the DOJ, could have the effect of substantially delaying, imposing restrictions on, or impeding or precluding the completion of the proposed Mergers. In deciding whether to grant antitrust clearance, the DOJ will consider the effect of the Mergers on competition and take such action under the antitrust laws as it deems necessary or desirable in the public interest. The DOJ may take steps to prevent the Mergers, or the approvals that are granted may impose terms and conditions, including requiring the parties to seek divestitures of substantial assets, limitations, obligations or costs, or place restrictions on the conduct of CopperSteel's business or require changes to the terms of the transactions contemplated by the Merger Agreement, which could affect the anticipated benefits of the Mergers.

The Merger Agreement may be terminated in accordance with its terms, and the Mergers may not be completed, which could negatively impact our business, financial results, and/or unit price.

The Merger Agreement is subject to a number of conditions which must be satisfied or waived in order to complete the Mergers, including approval of Six Flags' stockholders. If the Mergers are not completed or are delayed for any reason, there may be adverse consequences and we may experience negative reactions from investors, the financial markets, our customers, our vendors and/or our employees.

The Merger Agreement subjects Six Flags and Cedar Fair to restrictions on their respective business activities prior to the closing of the Mergers.

The Merger Agreement subjects Six Flags and Cedar Fair to restrictions on their respective business activities prior to the closing of the Mergers. The Merger Agreement obligates each of Six Flags and Cedar Fair to generally conduct its businesses in the ordinary course until the closing and to use its reasonable best efforts to (i) preserve intact their current business organizations, (ii) preserve their assets and properties in good repair and condition and (iii) keep available the services of their current officers and other key employees and preserve their relationships with those having business dealings with Six Flags and Cedar Fair. These restrictions could prevent Six Flags and Cedar Fair from pursuing certain business opportunities that arise prior to the closing and are outside the ordinary course of business.

The Merger Agreement limits Six Flags’ ability to pursue alternative transaction proposals, which may discourage other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require Six Flags to pay Cedar Fair a termination fee.

The Merger Agreement contains certain provisions that restrict Six Flags’ ability to solicit, initiate or knowingly encourage (including by way of furnishing information), or take any other action designed to facilitate, any inquiries or the making of competing alternative transaction proposals. Such competing alternative transaction proposals include proposals by third-parties involving, among other things (an “Alternative Transaction”): any transaction or series of transactions which result in the acquisition of more than 20% of the outstanding equity or voting power of Six Flags; any merger, consolidation, share exchange or similar transaction resulting in the acquisition or, or acquisition of control over, assets or business representing 20% or more of the consolidated revenues, net income or assets of Six Flags and any transaction resulting in the disposition of assets representing 20% or more of the consolidated revenues, net income or assets of Six Flags. Furthermore, under the terms of the Merger Agreement, our Board is not permitted to (i) withdraw, qualify, modify or propose to take such actions, in a manner adverse to Cedar Fair, its recommendation with respect to the Merger Agreement Proposal or (ii) recommend or approve, or propose to take such actions, an Alternative Transaction proposal, subject to certain exceptions for actions taken in good faith in connection with a superior transaction proposal or intervening event to the extent necessary to satisfy its fiduciary duties under applicable law.

Additionally, we are subject to restrictions on our ability to participate in any discussions or negotiations, or cooperate with any third parties with respect to any inquiries regarding, or the making of, any proposal that would constitute an Alternative Transaction, subject to certain exceptions under the Merger Agreement. The Merger Agreement further provides that, under specified circumstances, including after receipt of certain alternative acquisition proposals, Six Flags may be required to pay Cedar Fair a cash termination fee equal to $63.2 million.

These provisions could discourage a potential third-party acquirer or other strategic transaction partner that might have an interest in acquiring all or a significant portion of Six Flags from considering or pursuing an Alternative Transaction with Six Flags or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the total value proposed to be paid or received in the Mergers. These provisions might also result in a potential third-party acquirer or other strategic transaction partner proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

Litigation relating to the proposed Mergers may be filed against Cedar Fair, us and/or each entity's board of directors that could prevent or delay the closing and/or result in the payment of damages.

In connection with the proposed Mergers, it is possible that the Cedar Fair unitholders and/or the stockholders of Six Flags may file lawsuits against Cedar Fair, us and/or each entity's board of directors. Among other remedies, these unitholders and/or stockholders could seek damages and/or to enjoin the Mergers. Any such potential lawsuits could prevent or delay the closing and/or result in substantial costs to us. The outcome of any such actions would be uncertain and may create uncertainty relating to the Mergers and may be costly and distracting to management. Further, the defense or settlement of any lawsuit or claim that remains unresolved at the time of the Mergers may adversely affect our business, financial condition, results of operations and cash flows or those of CopperSteel.

Six Flags Stockholders as of immediately prior to the Mergers will have reduced ownership in CopperSteel.

Following the closing of the proposed Mergers, Six Flags’ existing stockholders are expected to own approximately 48.8% of the issued and outstanding shares of CopperSteel and Cedar Fair’s existing unitholders are expected to own approximately 51.2% of the issued and outstanding shares of CopperSteel, in each case on a fully diluted basis. As a result, existing Six Flags Stockholders will have less influence on the policies of CopperSteel than they currently have on the policies of Six Flags.

Due to the proposed Mergers, CopperSteel's future ability to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.

Due to the proposed merger with Cedar Fair, CopperSteel’s ability to use net operating losses to offset future taxable income [will be/may be] restricted and these net operating losses (“NOLs”) could expire or otherwise be unavailable. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. [Prior to the Mergers, some of Six Flags’ existing NOLs were subject to limitations.] Following the Mergers, CopperSteel’s ability to use NOLs may be subject to [further] limitations and CopperSteel may not be able to fully use these NOLs to offset future taxable income. There is also a risk that, due to regulatory changes or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, the U.S. Tax Cuts and Jobs Act of 2017(the “Tax Act”) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, US federal NOLs generated after December 31, 2017 will not be subject to expiration.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2023 fiscal year and that remain unresolved.
ITEM 1C.    CYBERSECURITY

We appreciate the importance of cybersecurity in maintaining the trust and confidence of our guests, employees, and business partners, and we are committed to upholding the highest standards of network and data security throughout our operations to protect our various stakeholders. Our cybersecurity risk management program is integrated into our overall enterprise-level risk management system and shares common communications channels and response processes that apply to other legal, compliance and operational risk areas addressed by our enterprise-level risk management program. Our technology infrastructure and information systems are central to our sales of admissions products, such as single day tickets, season passes, and Six+ memberships, as well as in-park offerings of food, beverages and merchandise. We also use our technology platforms to interact with suppliers and make payments. Our technology infrastructure and information systems also forms the foundation for our accounting and finance systems and our disclosure and accounting control environment. Our internally developed technology systems, as well as those we license from third-parties, could each face breaches from cybersecurity threats. These threats include terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, theft of intellectual property or other security breaches. Such attacks have become increasingly sophisticated, and we expect that will continue to evolve as threat actors increase their use of artificial intelligence and machine-learning technologies.

To protect against cybersecurity threats to our business, our Board of Directors and management team take a comprehensive approach to cybersecurity risk management as part of our overall enterprise-level risk management program. Our Board and our management actively oversee the management of cybersecurity risks and have established processes for identifying, assessing and managing material risks from cybersecurity threats.

We design and assess our cybersecurity risk management program in accordance with National Institute of Standards (NIST) standards and guidelines to protect all proprietary and guest data. Key components of our cybersecurity risk management program include the following:

Mandatory Cyber Training – All Six Flags team members complete a mandatory Cybersecurity Training during the onboarding process on how to identify, assess, and manage risks from cybersecurity threats. Mandatory ongoing cybersecurity training is also conducted throughout the year for all team members.

Response Readiness and Incident Response Plan – we have developed a comprehensive Incident Response Plan which documents and describes our Cybersecurity Response Readiness and includes detailed procedures to help guide our team members in the event of a Cybersecurity Incident. This includes incident response report templates, which are readily available to document and report to management on incident response activities. The response plan details processes, responsibilities, escalations and other communication channels for reporting, evaluating and responding to cybersecurity incidents. Reporting paths range from addressing an incident within our IT team to escalating incidents to our Audit Committee and to our board of directors, as appropriate.

Internal and External Penetration Testing – we conduct regular Internal and External Penetration Testing to identify and assess network security vulnerabilities. Six Flags IT evaluates and remediates vulnerabilities based upon business impact and exploitability.

Vulnerability Scanning and Automated Cyber Risk Management and Compliance – we conduct monthly proactive vulnerability scanning to detect and address security weaknesses within IT systems. We have partnered with a third-party solution to identify and provide visibility and insight into existing risks. The solution collects data from our vulnerability scanning process to identify and analyze risks, prioritize remediation based upon business goals, and provide robust reporting and visual dashboards.

Disaster Recovery Plan – our Disaster Recovery Plan is documented to provide guidance and outline processes used to recover or continue operations of critical IT infrastructure, and systems in the event of natural or human disasters.

Third-Party Security Risk Management – we use a Vendor Risk Management Questionnaire to document third-party vendors’ security controls and governance policies. The questionnaire allows us to systematically assess risk which may be introduced by third-party vendors and ensures alignment with our security and compliance standards.

As of the date of this Annual Report on Form 10-K, the Company has not experienced any material cybersecurity incidents and we are not aware of any cybersecurity risks that are reasonably likely to materially affect the Company. However, we face ongoing risks of cybersecurity threats that, if realized, could result in the loss of sensitive business or customer information, disruption to our systems and operations, expose us to litigation and reputational risk and adversely affect our guests, employees or business partners. For additional information on the risks we face from cybersecurity threats, see Item 1A. Risk Factors – “Cyber-attacks could have a disruptive effect on our business.”

Cybersecurity Governance

Our Audit Committee has primary oversight of the Company’s information security programs, including cybersecurity. Our internal audit department, together with third parties that we engage, report to our Audit Committee and audit the Company’s information security programs. Our Chief Digital Officer, who oversees our information security training and awareness program, also updates the Audit Committee on a quarterly basis regarding information security matters. Our Audit Committee and Chief Digital Officer also provide the full Board of Directors with updates no less than annually, relating to information security and cybersecurity risks. These updates include a review of the appropriateness of our various procedures related to the security of our network and data, as well as the evaluation of new and existing technologies and their effectiveness in meeting our business objectives.

Finally, management and other departments involved in our cybersecurity program participate in industry groups related to cybersecurity risk management and our IT Security Team employs third party services to gain independent perspectives of our cybersecurity program. For example, our IT Security Team belongs to various Cybersecurity Threat Advisory Committees to keep up to date on the latest threats and vulnerabilities. Technical details regarding risks and exposures associated to vulnerabilities are shared via subscription emails by these committees. In addition, we conduct annual Third-Party Posture Assessments to review the security processes and procedures that we have in place. The assessment is an unbiased review which provides credibility and trust in regards to Six Flags security posture. We also ensure our Payment Card Industry (PCI) compliance by working extensively with an external independent advisor to review and audit our systems, security measures and processes to protect cardholder data. We maintain cybersecurity insurance that we believe is appropriate for the size and complexity of our business which provides protection against the potential losses arising from a cybersecurity incident. However, there is no guarantee that our insurance coverage limits will sufficiently protect us against any future claims.
ITEM 2.    PROPERTIES
Set forth below is a brief description of our material real estate as of December 31, 2023. See also "Business—Description of Parks."
•Six Flags America, Largo, Maryland—523 acres (owned)
•Six Flags Discovery Kingdom, Vallejo, California—151 acres (owned)
•Six Flags Fiesta Texas, San Antonio, Texas—218 acres (owned)
•Six Flags Great Adventure & Safari and Hurricane Harbor, Jackson, New Jersey—2,116 acres (owned)
•Six Flags Great America and Hurricane Harbor Chicago, Gurnee, Illinois—297 acres (owned)
•Six Flags Hurricane Harbor, Arlington, Texas—47 acres (owned)
•Six Flags Hurricane Harbor, Valencia, California—12 acres (owned)
•Six Flags Hurricane Harbor, Oaxtepec, Mexico—67 acres (leasehold interest)(1)
•Six Flags Magic Mountain, Valencia, California—255 acres (owned)
•Six Flags Mexico, Mexico City, Mexico—110 acres (leased and occupied pursuant to a permit agreement)(2)
•Six Flags New England, Agawam, Massachusetts—289 acres (owned)
•Six Flags Over Georgia, Austell, Georgia—291 acres (leasehold interest)(3)
•Six Flags Over Texas, Arlington, Texas—217 acres (leasehold interest)(3)
•Six Flags St. Louis, Eureka, Missouri—316 acres (owned)
•Six Flags White Water Atlanta, Marietta, Georgia—69 acres (owned)(4)
•La Ronde, Montreal, Canada—146 acres (leasehold interest)(5)
•The Great Escape and Lodge, Queensbury, New York—372 acres (owned)
•Six Flags Hurricane Harbor Concord, Concord, California—24 acres (leasehold)(6)
•Six Flags Darien Lake, Corfu, New York—988 acres (leasehold)(7)
•Frontier City, Oklahoma City, Oklahoma—109 acres (leasehold)(7)
•Six Flags Hurricane Harbor Oklahoma City, Oklahoma City, Oklahoma—23 acres (leasehold)(7)
•Six Flags Hurricane Harbor Phoenix, Glendale, Arizona—33 acres (leasehold)(8)
•Six Flags Hurricane Harbor Splashtown, Spring, Texas—46 acres (leasehold)(7)
•Six Flags Hurricane Harbor Rockford, Rockford, IL—43 acres (leasehold)(9)
________________________________
(1)The site is leased from the Mexican Social Security Institute. The lease expires in 2036. The water park opened to the public in 2017.
(2)The permit agreement is with the Federal District of Mexico City. The agreement expires in 2034..
(3)Lessor is the limited partner of the partnership that owns the park. The SFOG and SFOT leases expire in 2027 and 2028, respectively, at which time we have the option to acquire all of the interests in the respective lessor that we have not previously acquired.
(4)Owned by the Georgia partnership.
(5)The site is leased from the City of Montreal. The lease expires in 2065.
(6)The site is leased from EPR Parks, LLC pursuant to a sublease that expires in 2035 or the earlier expiration of the ground lease. We began operating the water park in 2017.
(7)These sites are leased from EPR Parks, LLC pursuant to a lease that expires in 2037. We began operating these parks in 2018.
(8)This site is leased from EPR Parks, LLC pursuant to a lease that expires in 2033. We began operating the water park in 2018.
(9)This site is leased from the Rockford Park District. The lease expires in 2029. We began operating the water park in 2019.
In addition to the foregoing, we also lease a limited number of rides and attractions at our parks and office space. See Note 16 -Leases, to the consolidated financial statements in Item 8 of this Annual Report for a discussion of lease commitments. We consider our properties to be well maintained, in good condition and adequate for their present uses and business requirements. We have granted to our lenders under the Credit Facility and the collateral agent under the indenture governing the 2025 Notes, a mortgage on substantially all of our owned United States properties.

ITEM 3.    LEGAL PROCEEDINGS
The Company and its subsidiaries are from time-to-time engaged in routine legal proceedings incidental to our business. Information regarding our material legal proceedings is included in Note 15 - Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report, which is incorporated herein by reference. While certain legal proceedings and related indemnification obligations to which we are a party specify the amounts claimed, these claims may not represent reasonably possible losses. Given the inherent uncertainties of litigation, the ultimate outcome of these matters cannot be predicted at this time, nor can the amount of possible loss or range of loss, if any, be reasonably estimated, except in circumstances where an aggregate litigation accrual has been recorded for probable and reasonably estimable loss contingencies. A determination of the amount of accrual required, if any, for these contingencies is made after careful analysis of each matter. The required accrual may change in the future due to new information or developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. See Risk Factors – “Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved in the normal course of our business could adversely affect our financial condition or results of operations.”
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Record Holders
Our common stock is listed on the New York Stock Exchange under the ticker symbol "SIX." As of February 26, 2024, the most recent practicable date prior to the filing of this Annual Report, there were approximately 296 stockholders of record of Holdings’ common stock. This does not reflect holders who beneficially own common stock held in nominee or street name accounts through brokers or banks.
Dividends
We did not pay any dividends during the year ended December 31, 2023. We have met the terms required under the 2020 amendments to the Credit Facility which dictated the suspension of the repurchase of common stock and payment of dividends. Other than with respect to the Special Dividend to be paid in connection with the Mergers, the payment of which is contingent upon the consummation of the Mergers, we may continue to determine that it is prudent to continue suspending payments of dividends despite completion of the terms required under the 2020 amendments to the Credit Facility.
Issuer Purchases of Equity Securities
On March 30, 2017, we announced that our Board of Directors approved a stock repurchase plan that permits us to repurchase an incremental $500.0 million in shares of our common stock (the "March 2017 Stock Repurchase Plan"). As of February 26, 2024, we had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.
Performance Graph
The following graph shows a comparison of the five-year cumulative total stockholder return on our common stock (assuming all dividends were reinvested), The Standard & Poor’s ("S&P") 500 Stock Index, The S&P Midcap 400 Index and The S&P Entertainment Movies & Entertainment Index. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Six Flags Entertainment Corporation, the S&P 500 Index, the S&P Midcap 400 Index and the S&P Movies & Entertainment Index

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Six Flags Entertainment Corporation
S&P 500
S&P Midcap 400
S&P Movies & Entertainment

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends. Fiscal year ending December 31. Copyright© 2024 Standard & Poor's, a division of S&P Global. All rights reserved.
________________________________

	12/31/2018	12/31/2019	12/31/2020	1/2/2022	1/1/2023	12/31/2023
Six Flags Entertainment Corporation	100.00	86.46	66.04	82.47	45.03	48.57
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Midcap 400	100.00	126.20	143.44	178.95	155.58	181.15
S&P Movies & Entertainment	100.00	126.72	176.24	171.91	85.56	112.15
ITEM 6.    RESERVED
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
The following discussion and analysis presents information that we believe is relevant to an assessment and understanding of our consolidated balance sheets and results of operations. This information should be read in conjunction with the consolidated financial statements and the notes thereto in Item 8 of this Annual Report. Please refer to the results of operations section described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” set forth in our Annual Report on Form 10-K for the year ended January 1, 2023, for our discussion and analysis of our results for the years ended January 1, 2023 and January 2, 2022 and a discussion of items affecting the comparability of our financial statements for those years.
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
•Admissions spending per capita is the total revenue generated from our guests, on a per guest basis, to enter our parks. Admissions spending per capita is calculated by dividing park admission revenue by total attendance.
•In-park spending per capita is the total revenue generated from our guests, on a per guest basis, on items sold within our parks, such as food, games and merchandise. In-park spending per capita is calculated by dividing food, merchandise and other revenue by total attendance.
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

Our revenue is derived from (i) the sale of tickets for entrance to our parks (which accounted for approximately 52%, 54% and 53% of total revenue for the year ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively), (ii) the sale of food and beverages, merchandise, games and attractions, parking and other services inside our parks (which accounted for approximately 43%, 42% and 44% in total revenue for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively), and (iii) sponsorship, international agreements and accommodations (which accounted for approximately 5%, 4% and 3% for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively).
Our principal costs of operations include salaries and wages, employee benefits, advertising, repairs and maintenance, utilities, rent and insurance. A large portion of our expenses is relatively fixed as our costs for full-time employees, maintenance, utilities, rent, advertising and insurance do not vary significantly with attendance.
Recent Events
On November 2, 2023, Holdings, Cedar Fair, CopperSteel and Copper Merger Sub entered into the Merger Agreement, providing for a merger of equals through (i) the merger of Copper Merger Sub with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing its existence as the surviving entity (the “Cedar Fair Surviving Entity”) following the Cedar Fair First Merger as a direct subsidiary of CopperSteel, (ii) the subsequent merger of the Cedar Fair Surviving Entity with and into CopperSteel (the “Cedar Fair Second Merger” and together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with CopperSteel continuing as the surviving corporation, and (iii) the subsequent merger of Six Flags with and into CopperSteel, with CopperSteel continuing as the surviving corporation (the “Six Flags Merger” and together with the Cedar Fair Mergers, the “Mergers”).If the Mergers are completed, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) will be converted into the right to receive one (1) share of common stock, par value $0.01 per share, of CopperSteel (the “CopperSteel Common Stock”), as may be adjusted pursuant to the Merger Agreement (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest and (ii)each issued and outstanding share of Holdings common stock, par value $0.025 per share (the “Six Flags Common Stock”) will be converted into the right to receive 0.58 shares of CopperSteel Common Stock (as the same may be adjusted pursuant to the Merger Agreement, the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest. Subject to the terms of the Merger Agreement and applicable law, Six Flags will declare and set a record date for a special dividend to holder of record of Six Flags Common Stock as of the close of business one business day prior to the closing of the Mergers of (i) $1.00 plus (ii) the product (rounded to the nearest whole cent) of (a) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the effective time of the Six Flags Merger, subject to certain adjustments provided under the Merger Agreement, the payment of which is contingent upon the consummation of the Mergers.

Upon consummation of the Mergers, Holdings and Cedar Fair will each have been merged with and into CopperSteel, with CopperSteel as the parent entity and successor corporation to Holdings and Cedar Fair. Upon closing, CopperSteel will be headquartered in Charlotte, North Carolina, and is expected to change its name to “Six Flags Entertainment Corporation” and be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “FUN.”

The obligations of Holdings and Cedar Fair to complete the Mergers are subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement, a copy of which is attached as an exhibit to the Annual Report on Form 10-K. Completion of the Mergers requires, among other things, the adoption of the Merger Agreement by the Holdings stockholders. In connection with the Mergers, CopperSteel filed a registration statement on Form S-4 (the “Registration Statement) with the Securities and Exchange Commission (“Commission”), which includes a proxy statement with respect to the stockholder meeting of Holdings (the “Special Meeting”) to consider and adopt the Merger Agreement and a prospectus with respect to the CopperSteel Common Stock to be issued in connection with the Mergers. The Registration Statement was declared effective by the Commission on January 31, 2024 and the proxy statement/prospectus will be mailed to stockholders of Holdings as of January 24, 2024, the record date established for voting on the Mergers at the Special Meeting to be held on March 12, 2024. Stockholders of Holdings are encouraged to reach the proxy statement/prospectus, as well as the annexes thereto, and other documents to be filed with the Commission because the documents contain important information about Holdings, Cedar Fair and the Mergers.

Consummation of the Mergers is subject to antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the FTC and DOJ, and until the applicable waiting period has expired or has been terminated.

On November 17, 2023 and November 20, 2023, the Premerger Notification Office of the Federal Trade Commission accepted the premerger notification and report forms under the HSR Act submitted by Holdings and Cedar Fair, respectively. On December 20,

2023, Holdings and Cedar Fair withdrew their respective premerger notification and report forms under the HSR Act, and refiled them on December 21, 2023. On January 22, 2024, Holdings and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Holdings and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. Per the terms of the Merger Agreement, Cedar Fair and Holdings will use their reasonable best efforts to certify substantial compliance with the Second Request on or before May 2, 2024.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. The following discussion addresses the items we have identified as our critical accounting estimates and discusses our review of applicable accounting pronouncements that have been issued by the Financial Accounting Standards Board (“FASB”). See Note 2 - Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report for further discussion of these and other accounting policies.
Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, Six Flags Plus products in the initial twelve-month term, memberships in the initial twelve-month term, and other multi-use admissions products, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and revenue is recognized on a pro rata basis. In contrast to our multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the Six Flags Plus product and membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in these offerings may visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including impact of changes to our season pass and memberships described above. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active participants in these programs, we recognize revenue monthly as payments are received after the initial twelve-month term.
Impairment of Goodwill and Indefinite-lived Intangible Assets
Goodwill and indefinite-lived intangible asset are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may not be recoverable. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. We have one operating segment and all of our parks are operated in a similar manner and have comparable characteristics in that they produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. As of December 31, 2023, the estimated fair value of our single reporting unit exceeded its carrying amount, which is determined by comparing our market capitalization to our carrying value. As we have a single reporting unit, we believe our market capitalization is the best indicator of our reporting unit’s fair value.
We perform a qualitative analysis on our indefinite-lived intangible assets on an annual basis. The fair value of indefinite-lived intangible assets is generally determined based on a discounted cash flow analysis. An impairment loss occurs to the extent that the carrying value exceeds the fair value.

Impairment of Property and Equipment
We review long-lived assets for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of an asset or groups of assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or group of assets to the future undiscounted net cash flows expected to be generated by the asset or group of assets. If such assets are not considered to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
During the year ended December 31, 2023, we recognized an impairment charge of $23.0 million, comprised of $16.0 million related to our Frontier City theme park in Oklahoma City, Oklahoma and $7.0 million related to our Hurricane Harbor Oklahoma City water park in Oklahoma City, Oklahoma. During the year ended January 1, 2023, we recognized an impairment charge of $16.9 million related to our water park in Houston, Texas.
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
Our self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. During the second quarter of 2023, an actuarial analysis of our general liability and worker’s compensation self-insurance reserves resulted in a change in estimate that increased our ultimate loss indications on both identified claims and IBNR claims. The determination to undertake such an actuarial analysis resulted from greater than previously estimated reserve adjustments on identified claims during the quarter as well as an observed pattern of increasing litigation and settlement costs. As a result of this actuarial analysis, we revised certain key actuarial assumptions utilized in determining estimated ultimate losses, including loss development factors. The change in estimate resulted in an increase to “selling, general and administrative expense” on our consolidated statements of operation of $37.6 million during the year ended December 31, 2023.
Total accrued self-insurance reserves were $64.6 million and $34.1 million as of December 31, 2023 and January 1, 2023, respectively.

Results of Operations
The following table sets forth financial information and other data for the years ended December 31, 2023 and January 1, 2023:

	Year Ended		Change
(Amounts in thousands, except per capita data)	December 31, 2023	January 1, 2023	$	%
Total revenue	$1,425,903	$1,358,236	$67,667	5%
Operating expenses	622,952	590,660	32,292	5%
Selling, general and administrative expenses	247,883	169,403	78,480	46%
Costs of products sold	110,397	108,146	2,251	2%
Depreciation and amortization	115,086	117,124	(2,038)	2%
Loss on impairment of park assets	22,956	16,943	6,013	35%
Loss on disposal of assets	16,393	3,927	12,466	N/M
Operating income	290,236	352,033	(61,797)	18%
Interest expense, net	158,256	141,590	16,666	12%
Loss on debt extinguishment	13,982	17,533	(3,551)	20%
Other expense, net	9,208	(84)	9,292	N/M
Income before income taxes	108,790	192,994	(84,204)	44%
Income tax expense	22,290	46,960	(24,670)	53%
Net income	86,500	146,034	(59,534)	41%
Less: Net income attributable to non-controlling interests	(47,501)	(44,651)	(2,850)	6%
Net income attributable to Six Flags Entertainment Corporation	$38,999	$101,383	$(62,384)	62%

Other Data:
Attendance	22,245	20,434	1,811	9%
Admissions spending per capita	$33.43	$35.99	$(2.56)	(7)%
In-park spending per capita	$27.60	$27.94	$(0.34)	(1)%
Total guest spending per capita	$61.03	$63.93	$(2.90)	(5)%
N/M    Not meaningful due to the nature or amount of percentage change.
Year Ended December 31, 2023 vs. Year Ended January 1, 2023
Revenue
Revenue for the year ended December 31, 2023, totaled $1,425.9 million, an increase of $67.7 million, or 5%, compared to $1,358.2 million for the year ended January 1, 2023. The increase in revenue was primarily attributable to an increase of 9% in attendance. The increase in attendance was driven primarily by higher season pass sales as compared to the prior year. The higher season pass sales were driven by increased advertising and media spend as compared to the prior year. Sponsorship, international agreements and other revenue increased by $14.8 million.
Total guest spending per capita for the year ended December 31, 2023, decreased by $2.90, or 5%, compared to the year ended January 1, 2023, consisting of a $2.56, or 7%, decrease in admissions spending per capita and a $0.34, or 1%, decrease in in-park revenue per capita. The decrease in admissions spending per capita was driven primarily by the planned effort to optimize season pass and single-day ticket pricing, which resulted in lower average admissions pricing during 2023 compared to 2022. The decrease in in-park spending per capita was driven by reduced spending on parking, retail and flash passes, resulting from a higher mix of attendance from season passes compared to 2022 and outsourcing games operations on a revenue share basis. Due to certain benefits available to holders of multi-use admissions products, guests visiting using such products spend less per visit on certain in-park products than guests visiting on a single-day ticket. The season pass mix-driven decline in in-park spending per capita was partially offset by higher food and beverage sales during 2023 compared to 2022.

Operating expenses
Operating expenses for the year ended December 31, 2023, increased $32.3 million, or 5%, compared to the year ended January 1, 2023, primarily as a result of inflationary pressures which led to an increase in labor and other operating costs. Additionally, operating expenses increased due to higher costs associated with the increased focus on festivals and events.
Selling, general and administrative expenses
Selling, general and administrative expenses for the year ended December 31, 2023, increased $78.5 million, or 46%, compared to the year ended January 1, 2023, primarily as a result of an increase in our self-insurance reserves of $37.6 million (see Note 15 - Commitments and Contingencies for additional information on the change in accounting estimate that resulted in this adjustment), an increase in advertising expense of $17.8 million and transaction costs related to the proposed Mergers contemplated by the Merger Agreement of $15.4 million.
Cost of products sold
Cost of products sold during the year ended December 31, 2023, increased $2.3 million, or 2%, compared to the year ended January 1, 2023, primarily due to higher sales volume resulting from the 9% increase in attendance as well as certain pricing initiatives.
Depreciation and amortization expense
Depreciation and amortization expense for the year ended December 31, 2023, decreased by $2.0 million, or 2%, compared to the year ended January 1, 2023. The decrease in depreciation and amortization is due to normal course variances in the initial carrying value and estimated useful lives of assets placed into service over time.
Loss on impairment of park assets
During the year ended December 31, 2023, we recognized an impairment charge of $16.0 million related to our leased Frontier City theme park and $7.0 million related to our lease Hurricane Harbor Oklahoma City water park. During the year ended January 1, 2023, we recognized an impairment charge of $16.9 million related to our leased Six Flags Hurricane Harbor Splashtown water park. The impairment charges were allocated between the right-of-use assets and property and equipment, on a proportional basis. See Note 4 - Property and Equipment for additional information.
Loss on disposal of assets
We recognized a $16.4 million loss on disposal of assets for the year ended December 31, 2023, compared to a loss on disposal of assets of $3.9 million for the year ended January 1, 2023. The $16.4 million loss on disposal of assets for the year ended December 31, 2023 was primarily attributable to the early retirement of several rides resulting from our strategy to remove rides with high maintenance costs and low ridership and/or significant downtime.
Interest expense, net
Interest expense, net increased $16.7 million, or 12%, for the year ended December 31, 2023, compared to the year ended January 1, 2023. The increase is primarily attributable to the issuance of the 2031 Notes at 7.25% partially offset by the redemption of $892.6 million of the 2024 Notes at 4.875%. The remainder of the increase is due to the cost of our floating rate debt and increased borrowings on our Revolving Credit Facility. The higher borrowings under our Revolving Credit Facility are primarily attributable to additional borrowings used to fund the portion of the tender of our 2024 Notes not covered by the net proceeds of the 2031 Notes.
Loss on debt extinguishment
Loss on debt extinguishment was $14.0 million for the year ended December 31, 2023 as compared to compared to a loss of debt extinguishment of $17.5 for year ended January 1, 2023. During the year ended December 31, 2023, we recognized a loss on debt extinguishment of $14.0 million due to the write-off of unamortized deferred financing costs on the 2024 Notes, the premium paid above par on the early redemption of the 2024 Notes and the transaction costs charged to expense. During the year ended January 1, 2023, we incurred a $17.5 million loss on debt extinguishment upon the early redemption of $360.0 million of the 2025 Notes comprised of $12.6 million for the premium paid above par and $4.9 million for the write-off of the pro rata amount of unamortized deferred financing costs associated with the 2025 Notes that were redeemed early.

Net income attributable to non-controlling interests
Net income attributable to non-controlling interests increased $2.9 million, or 6%, for the year ended December 31, 2023, compared to the year ended January 1, 2023 due to the annual increase in the consumer price index that determines the mandatory distributions to our Partnership Parks.
Income tax expense
Income tax expense for the year ended December 31, 2023, was $22.3 million reflecting an effective tax rate of 20.5%. The difference between our effective tax rate and the federal statutory rate of 21% primarily results from the effect of the non-controlling interest income distribution and the in change in our valuation allowance, partially offset the effect of state and local income taxes and nondeductible executive compensation.
Income tax expense for the year ended January 1, 2023, was $47.0 million reflecting an effective tax rate of 24.3%. The difference between our effective tax rate and the federal statutory rate of 21% primarily results from state and foreign income taxes, which are partially offset by the effect of the non-controlling interest income distribution.
Calculation of EBITDA for the Years Ended December 31, 2023 and January 1, 2023
The presentation of Modified EBITDA and Adjusted EBITDA provides additional information to investors about the calculation of, and compliance with, certain financial covenants and other relevant metrics in our Credit Facility. Modified EBITDA and Adjusted EBITDA are material components of these covenants. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA-related measures in our industry, along with other measures, to evaluate companies in our industry.
Modified EBITDA and Adjusted EBITDA are not a recognized term under accounting principles generally accepted in the United States of America (“GAAP”), should not be considered in isolation or as a substitute for a measure of our financial performance prepared in accordance with GAAP and is not indicative of income from operations as determined under GAAP. Modified EBITDA and Adjusted EBITDA and other non-GAAP financial measures have limitations which should be considered before using these measures to evaluate our financial performance. Modified EBITDA and Adjusted EBITDA, as presented by us, may not be comparable to similarly titled measures of other companies due to varying methods of calculation.
“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated income (loss) from continuing operations, excluding the following: the cumulative effect of changes in accounting principles, discontinued operations gains or losses, income tax expense or benefit, restructure costs or recoveries, reorganization items (net), other income or expense, gain or loss on early extinguishment of debt, equity in income or loss of investees, interest expense (net), gain or loss on disposal of assets, gain or loss on the sale of investees, amortization, depreciation, stock-based compensation, impairment charges, fresh start accounting valuation adjustments and other significant non-recurring items, including transaction expenses incurred in the proposed Mergers. Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors from a park-level perspective and allows investors to review performance in the same manner as our management.
"Adjusted EBITDA," a non-GAAP measure, is defined as Modified EBITDA minus net income attributable to non-controlling interests. Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our secured Credit Facility, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Our board of directors and management use Adjusted EBITDA to measure our performance and our current management incentive compensation plans are based largely on Adjusted EBITDA. We believe that Adjusted EBITDA is frequently used by analysts and investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings.

The following tables set forth a reconciliation of net income to Modified EBITDA and Adjusted EBITDA for the years ended December 31, 2023 and January 1, 2023:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Net income	$86,500	$146,034
Income tax expense	22,290	46,960
Other (income) expense, net(1)	9,208	(84)
Loss on debt extinguishment	13,982	17,533
Interest expense, net	158,256	141,590
Loss on disposal of assets	16,393	3,927
Depreciation and amortization	115,086	117,124
Loss on impairment of park assets	22,956	16,943
Stock-based compensation	11,387	15,218
Merger-related transaction costs(2)	15,386	—
Self-insurance reserve adjustment(3)	37,558	—
Modified EBITDA	$509,002	$505,245
Third party interest in EBITDA of certain operations	(47,501)	(44,651)
Adjusted EBITDA	$461,501	$460,594
________________________________
(1) During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our consolidated statements of operations. This reclassification has been reflected in all periods presented. As a result of this reclassification, Adjusted EBITDA for the year end January 1, 2023, declined by $4.2 million.
(2) Merger-related transaction costs consist primarily of financial, legal and accounting advisory fees directly attributable to the proposed merger with Cedar Fair L.P. as well as compensation costs for certain executive officers that was triggered upon the execution of the merger agreement with Cedar Fair L.P.

(3) Amount relates to an adjustment to our self-insurance reserves resulting from a change in accounting estimate that increased our ultimate loss indications on both identified claims and incurred but not reported claims. See Note 15 - Commitments and Contingencies for additional information regarding this change in accounting estimate. We have excluded this adjustment from our reported Adjusted EBITDA because we believe (i) the change in actuarial assumptions and related change in accounting estimate that rise to the adjustment is unusual and not expected to be recurring; (ii) excluding it provides more meaningful comparisons to our historical results; and (iii) excluding it provides more meaningful comparisons to other companies in our industry.
Liquidity, Capital Commitments and Resources
General
Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of working capital obligations, debt service, investments in parks (including infrastructure and capital projects), payments to our partners in the Partnership Parks.
Based on historical and anticipated operating results, we believe cash flows from operations, available cash and amounts available under our Revolving Credit Facility will be adequate to meet our liquidity needs for at least the next twelve months, including any anticipated working capital requirements, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks.
We expect to be able to use federal net operating loss carryforwards to reduce our federal income tax liability for tax years 2023 and 2024. For 2024, we have significant federal net operating loss carryforwards subject to an annual limitation that will offset approximately $30.0 million of taxable income. We expect taxable income in excess of the annual limitation in those years will be partially offset by net operating losses generated during 2020. In accordance with the CARES Act, any net operating loss carryforwards generated after 2020 are not subject to expiration and will carryforward indefinitely. Based on current projections, we expect to utilize all of our federal net operating loss carryforward during tax year 2024 and become a full cash tax payer in 2025 and thereafter. The expected timing of the utilization of our federal net operating loss carryforwards may be impacted by the Mergers.

Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as COVID-19 or other variants; accidents or the occurrence of an event or condition at our parks. If such a material adverse event were to occur, we may be unable to borrow under the Revolving Credit Facility or may be required to repay amounts outstanding under the Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" of this Annual Report.
Cash Flows
Our net operating cash flows are largely driven by attendance and guest spending per capita levels, which vary based on the seasonality of our business. Most of our cash-based expenses are relatively fixed and do not vary significantly with either attendance or guest spending per capita, assuming that the parks are operational.
As of December 31, 2023, we had approximately $77.6 million unrestricted cash and $299.0 million available for borrowing under the Revolving Credit Facility. We plan to continue to strategically reinvest in our parks to enhance the guest experience. For more information about our planned capital expenditures, see “Capital Improvements and Other Initiatives” under Item 1. Business.

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Net cash provided by operating activities	$257,473	$269,361
Net cash used in investing activities	(170,237)	(111,509)
Net cash used in financing activities	(95,764)	(414,758)
Effect of exchange rate on cash	5,991	1,443
Net decrease in cash and cash equivalents	$(2,537)	$(255,463)
During the year ended December 31, 2023, net cash provided by operating activities decreased $11.9 million to $257.5 million, compared to $269.4 million during the year ended January 1, 2023. The decrease was primarily caused by lower earnings in 2023 as compared to 2022, which was partially offset an increase in inventories during 2022 and a decline in accrued compensation during 2022.
Net cash used in investing activities during the year ended December 31, 2023, increased $58.7 million to $170.2 million from $111.5 million, primarily as a result of the execution of several ride contracts for rides expected to open during 2024 and 2025 that required deposits or milestone payments during 2023.
Net cash used in financing activities during the year ended December 31, 2023, was $95.8 million as compared to $414.8 million during the year ended January 1, 2023. During 2023, net cash used in financing activities is primarily attributable to the repayment of $892.0 million of the 2024 Notes and Partnership Park distributions of $47.5 million, partially offset by $784.0 million in net proceeds from the issuance of the 2031 Notes and net incremental borrowings under the Revolving Credit Facility of $80.0 million . During 2022, net cash used in financing activities was primarily attributable to the early repayment of $360.0 million of the 2025 Notes, stock repurchases of $96.8 million and partnership distributions of $44.7 million, partially offset by $100 million of net incremental borrowings under our Revolving Credit Facility.
Dividends and Stock Repurchases
See Note 12 - Preferred Stock, Common Stock and Other Stockholders’ Equity, to the consolidated financial statements in Item 8 of this Annual Report for information on payment of dividends on our common stock and stock repurchases. Other than with respect to the Special Dividend to be paid in connection with the Mergers, the payment of which is contingent upon the consummation of the Mergers, we may continue to determine that it is prudent to continue suspending payments of dividends despite completion of the terms required under the 2020 amendments to the Credit Facility.
Indebtedness
As of December 31, 2023, our indebtedness consisted of outstanding borrowings under our Revolving Credit Facility and senior notes.

Credit Facility
As part of our normal capital planning, we periodically refinance or amend our existing credit facility. As of December 31, 2023, our credit facility consisted of a $500.0 million revolving credit loan facility (the “Revolving Credit Facility”) and a $479.0 million Tranche B Term Loan facility (the “Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 (the Revolving Credit Facility and the Term Loan B together comprise our “Credit Facility”).
As of December 31, 2023, after adjusting for $21.0 million of outstanding letters of credit and $180.0 million borrowings outstanding, the remaining borrowing capacity under our Revolving Credit Facility is $299.0 million. See “Covenant Compliance” discussion below for information regarding our maximum net leverage maintenance covenant, which could impact amounts available for borrowing. As of December 31, 2023, the entire remaining borrowing capacity would be available to us without breaching our maximum net leverage maintenance or other relevant covenant.
Long-term Notes
Notes payable are listed in the order that the agreements were entered. The 2025 Notes are secured by Six Flags Theme Parks, Inc. ("SFTP"), a wholly-owned subsidiary of Holdings. The 2024 Notes, 2024 Notes Add-ons, 2027 Notes and 2031 Notes are unsecured.
The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes are guaranteed by Holdings, Six Flags Operations Inc. ("SFO") and certain of the domestic subsidiaries of SFTP (collectively, the "Loan Parties"). The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, out ability and the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
2024 Notes and 2024 Notes Add-ons
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
On May 3, 2023, $892.6 million of the aggregate principal amount of the 2024 Notes were redeemed pursuant to the Tender Offer discussed below in conjunction with the issuance of the 2031 Notes.
The $56.9 million of the 2024 Notes and 2024 Notes Add-on remaining subsequent to the Tender Offer mature on July 31, 2024. Interest payments of $2.8 million are due semi-annually on January 31, 2024 and July 31, 2024.
2027 Notes
On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due April 15, 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year.
2025 Notes
On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Revolving Credit Facility and $315.0 million of the Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. Interest payments of $25.4 million are due semi-annually on December 31 and July 1 of each year, with the exception of January 1, 2021, which included the interest from April 22, 2020 through July 1, 2020 and totaled $35.1 million.
On July 1, 2022, the Company redeemed $360.0 million of the 2025 Notes at a premium of 1,260,000,000.0%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12,600,000.0 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.
2031 Notes & Tender Offer
On April 26, 2023, we launched a private offering of up to $800 million aggregate principal amount of senior notes. Concurrently, we commenced a cash tender offer (the "Tender Offer") for any and all outstanding 2024 Notes. The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the "Purchase Price"), plus accrued and unpaid interest.
On May 3, 2023, we completed the private sale of $800 million aggregate principal amount of 7.250% Senior Notes due 2031 (the "2031 Notes") at on offering price of 99.248% of the principal amount thereof. Net of the original issue discount and debt issuance costs, we received net proceeds of $784.0 million.
Also, on May 3, 2023, we announced that $892.6 million, or 94.0% of the aggregate outstanding principal amount of the 2024 Notes were validly tendered pursuant to the Tender Offer. Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest. We incurred a $14.0 million loss on debt extinguishment comprised of $1.0 million for premium paid above par and $13.0 million of costs charged to expense on debt modification which were recognized during the year ended December 31, 2023.
Interest payments on the 2031 Notes of $29.0 million are due semi-annually on May 15 and November 15, with the exception of November 15, 2023, which included interest from May 3, 2023 through November 15, 2023 and totaled $30.9 million.
Debt Commitment Letter

In connection with the Merger Agreement, Six Flags, Cedar Fair and CopperSteel have entered into a Debt Commitment Letter, with the Arrangers, pursuant to which the Arrangers have committed to provide Debt Financing in connection with the Mergers. The Debt Commitment Letter amends, restates and supersedes that certain commitment letter, dated November 2, 2023, which provided revolving credit commitments in an aggregate amount of $800 million. The proceeds from the Debt Financing may be used to, among other things, pay for transaction costs in connection with the Mergers. The obligation of the Arrangers to provide the Debt Financing under the Debt Commitment Letter is subject to a number of conditions, including the receipt of executed loan documentation, accuracy of certain representations and warranties and the consummation of the transactions contemplated by the Merger Agreement.
Covenant Compliance
The Credit Facility and senior notes contain a number of customary negative covenants. Subject to certain exceptions, these covenants restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, make capital expenditures, repurchase stock or engage in transactions with affiliates.
The Credit Facility also requires that as of the end of each fiscal quarter our senior secured leverage ratio, which is the ratio of our Senior Secured Debt to our Borrower Consolidated Adjusted EBITDA (as each term is defined in the Credit Facility) for the preceding four fiscal quarters, not exceed 4.25 to 1.0 for the fiscal quarter periods ending on or about September 30, 2023 through the fiscal quarter period ending on or about June 30, 2024, and 3.75:1.00 for the fiscal quarter period ending on or about September 30, 2024, and each four fiscal quarter period thereafter.
As of December 31, 2023, we are in compliance with all relevant covenants. Additionally, as of December 31, 2023, the entire remaining borrowing capacity would be available to us without breaching our maximum net leverage maintenance or other relevant covenant.
Partnership Park Obligations
We guarantee certain obligations relating to the Partnership Parks. These obligations include (i) minimum annual distributions (including rent) of approximately $88.5 million in 2024 (subject to cost of living adjustments in subsequent years) to the limited partners in the Partnerships Parks (based on our ownership of units as of December 31, 2023, our share of the distribution will be approximately

$39.4 million), (ii) minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Park’s revenues, (iii) an annual offer to purchase all outstanding limited partnership units at the Partnership Put Price to the extent tendered by the unit holders, which annual offer must remain open from March 31 through late April of each year, and any limited partnership interest tendered during such time period must be fully paid for no later than May 15th of that year, (iv) making annual ground lease payments, and (v) either (a) purchasing all of the outstanding limited partnership interests in the Partnership Parks through the exercise of a call option upon the earlier of the occurrence of certain specified events and the end of the term of the partnerships that hold the Partnership Parks in 2027 (in the case of Georgia) and 2028 (in the case of Texas), or (b) causing each of the partnerships that hold the Partnership Parks to have no indebtedness and to meet certain other financial tests as of the end of the term of such partnership.
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
In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, we will have the option (each the “End-of-Term Option”) to require the redemption of all the limited partnership units we do not then own in the Partnerships. To exercise the End-of-Term Option, we must give the Georgia Partnership notice of its exercise no later than December 31, 2024 and we must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Partnership Parks. Alternatively, if the End-of-Term Option is not exercised, the Partnership Park entities may be sold and the proceeds applied to redeem the outstanding interests in the Georgia Partnership and Texas Partnership, as applicable. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units we do not then own would, is based on the agreed-upon value of the partnerships included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The agreements for Georgia Partnership and the Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships, when the agreements were executed, was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2023, the agreed upon value, as adjusted for CPI, would be $483.5 million and $712.7 million for SFOG and SFOT, respectively. The agreed upon values, if determined as of December 31, 2023, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $330.9 million and $332.6 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, if the End-of-Term Option were to be exercised. The actual agreed upon value for the End-of-Term Option will be further adjusted by CPI until the end of the each respective agreement. The decision to exercise, or not exercise, the End-of-Term Option for either of SFOT or SFOG will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.
See Note 15 - Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for additional information.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of December 31, 2023.
Contractual Obligations
Set forth below is certain information regarding our debt and purchase obligations as of December 31, 2023:

	For the year ended
(Amounts in thousands)	2024	2025 - 2026	2027 - 2028	2029 and beyond	Total
Interest on long-term debt(1)	$166,213	$277,075	$154,154	$137,750	$735,192
Purchase obligations(2)	161,327	54,250	8,000	96,000	319,577
Total	$327,540	$331,325	$162,154	$233,750	$1,054,769
________________________________
(1)See Note 8 - Long-term Indebtedness to the consolidated financial statements in Item 8 of this Annual Report for further discussion on long-term debt. Amounts shown reflect variable interest rates in effect at December 31, 2023. These figures do not include any assumed interest on our current or potential future revolving credit facility nor do these figures contemplate potential future debt instruments issued in any future refinancing of any of our existing debt instruments on or before their contractual maturities.
(2)Represents obligations as of December 31, 2023 with respect to insurance, inventory, media and advertising commitments, license fees, computer systems and hardware, and new rides and attractions. Of the amount shown for 2024 and 2025, approximately $61.2 million and $46.3 million, respectively, represent contractual commitments for capital expenditures. The amounts included for certain license fees is based on the pricing in effect as of December 31, 2023, which is subject to periodic adjustments, and is therefore subject to change. Amounts for new rides and attractions are computed as of December 31, 2023. Amounts do not include normal-course purchase orders for recurring goods and services.
Other Obligations
During the years ended December 31, 2023, January 1, 2023 and January 2, 2022, we did not make any contributions to our defined benefit pension plan. Our pension plan was "frozen" effective March 31, 2006, pursuant to which most participants (excluding certain union employees whose benefits have subsequently been frozen) no longer earn future pension benefits. Effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. See Note 13 - Pension Benefits, to the consolidated financial statements in Item 8 of this Annual Report for more information on our defined benefit pension plan.
We do not anticipate making any further contributions to our pension plan based on our current funded status. We plan to contribute to our 401(k) Plan in 2024, and our estimated expense for employee health insurance for 2024 is approximately $14 million.
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
We are party to various legal actions arising in the normal course of business. See "Item 3. Legal Proceedings" of this Annual Report and Note 15 - Commitments and Contingencies, to the consolidated financial statements in Item 8 of this Annual Report for information on certain significant litigation.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risks relating to fluctuations in interest rates and currency exchange rates. The objective of our financial risk management is to minimize the negative impact of interest rate and foreign currency exchange rate fluctuations on our operating results and cash flows. We do not acquire market risk sensitive instruments for trading purposes or speculative purposes.
In June 2019, we entered into three separate interest rate swap agreements with a notional amount of $300.0 million (the “June 2019 Swap Agreements”). In August 2019, we entered into two separate interest rate swap agreements with a notional amount of $400.0 million (the “August 2019 Swap Agreements”). These swaps were entered into to mitigate the risk of an increase in the borrowing rate on the Term Loan B by exchanging the floating rate for a negotiated fixed rate. The term of the June 2019 Swap Agreements began in June 2019 and expired in June 2023. The term of the August 2019 Swap Agreements began in August 2019 and expires in August 2024. Upon execution, we designated and documented both swap agreements as cash flow hedges. The swap agreements serve as economic hedges and provide protection against rising interest rates.
In March 2020, we executed a strategy commonly known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements (the “Modified June 2019 Swap Agreement”) that extended the length of one of the June 2019 Swap Agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same notional value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements (the “Unmodified June 2019 Swap Agreements”) did not change. Upon execution, we designated and documented the Modified June 2019 Swap Agreement as a cash flow hedge. The Modified June 2019 Swap Agreement serves as an economic hedge and provides protection against rising interest rates.
On April 22, 2020, we repaid $315.0 million of the Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, as the hedged items were no longer probable to occur due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements.
On March 24, 2022, we terminated the August 2019 Swap Agreements for net cash proceeds of $7.4 million. The swap agreements were used as economic hedges against rising interest rates and had been designated as cash flow hedges prior to termination. We recorded the settlement in accumulated other comprehensive income in the amount of $7.7 million which will be amortized through September 2024 until the maturity of the Term Loan B.
As of December 31, 2023, we had total principal amount of indebtedness, inclusive of $180.0 million drawn on our Revolving Credit Facility of $2,380.9 million, of which $1,721.9 million was comprised of fixed-rate debt. The remaining $659.0 million balance was comprised of floating-rate debt for which the interest rate is floating. For fixed-rate debt, interest rate changes affect the fair market value but do not impact book value, operations or cash flows. Conversely, for floating-rate debt, interest rate changes generally do not affect the fair market value but do impact future operations and cash flows, assuming other factors remain constant. Assuming other variables remain constant (such as foreign exchange rates and debt levels), the pre-tax operating and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $6.6 million. See Note 8 - Long-Term Indebtedness to the consolidated financial statements included elsewhere in this Annual Report for information on interest rates under our debt agreements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
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
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, the independent registered public accounting firm that audited our financial statements included herein, as stated in their report which is included herein.

/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

/s/ GARY MICK
Gary Mick
Chief Financial Officer
February 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Six Flags Entertainment Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Six Flags Entertainment Corporation and subsidiaries (the Company) as of December 31, 2023 and January 1, 2023, the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and January 1, 2023, and the results of its operations and its cash flows for each of the fiscal years ended December 31, 2023, January 1, 2023, and January 2, 2022, respectively, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Estimated redemption rate used to determine multi-use offering programs deferred revenue

As discussed in Notes 2(m) and 3 to the consolidated financial statements, guests enrolled in the Company’s multi-use offering programs, including season pass and membership programs, can visit parks an unlimited number of times during the specified period. For such programs, the Company estimates a redemption rate based on historical experience and other factors and assumptions the Company believes to be customary and reasonable and recognizes a pro-rata portion of the revenue as the guests visit the parks. The Company reviews the estimated redemption rate on an ongoing basis and revises it as necessary throughout the year. As of December 31, 2023, $128 million of deferred revenue was recorded related to the consideration received for multi-use offering programs and other offerings in excess of redemptions.

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
/s/ KPMG LLP
We have served as the Company’s auditor since 1993.
Dallas, Texas
February 29, 2024

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Balance Sheets

	As of
	December 31, 2023	January 1, 2023
(Amounts in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$77,585	$80,122
Accounts receivable, net	62,660	49,405
Inventories	31,624	44,811
Prepaid expenses and other current assets	80,897	66,452
Total current assets	252,766	240,790
Property and equipment, at cost	2,733,094	2,592,485
Accumulated depreciation	(1,447,861)	(1,350,739)
Total property and equipment, net	1,285,233	1,241,746
Goodwill	659,618	659,618
Intangible assets, net of accumulated amortization	344,141	344,164
Right-of-use operating leases, net	134,857	158,838
Other assets, net	34,859	20,669
Total assets	$2,711,474	$2,665,825
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$27,235	$38,887
Accrued compensation, payroll taxes and benefits	18,957	15,224
Self-insurance reserves	64,605	34,053
Accrued interest payable	28,704	38,484
Other accrued liabilities	73,087	67,346
Deferred revenue	127,556	128,627
Current portion of long-term debt	56,867	—
Short-term borrowings	180,000	100,000
Short-term lease liabilities	10,514	11,688
Total current liabilities	587,525	434,309
Noncurrent liabilities:
Long-term debt, net	2,128,612	2,280,531
Long-term lease liabilities	155,335	164,804
Other long-term liabilities	27,263	30,714
Deferred income taxes	189,700	184,637
Total liabilities	3,088,435	3,094,995
Redeemable non-controlling interests	520,998	521,395
Stockholders' deficit:
Preferred stock, $1.00 par value	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,124,014 and 83,178,294 shares issued and outstanding at December 31, 2023 and January 1, 2023, respectively	2,112	2,079
Capital in excess of par value	1,131,208	1,119,222
Accumulated deficit	(1,961,603)	(2,000,671)
Accumulated other comprehensive loss	(69,676)	(71,195)
Total stockholders' deficit	(897,959)	(950,565)
Total liabilities and stockholders' deficit	$2,711,474	$2,665,825
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Operations

(Amounts in thousands, except per share data)	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Park admissions	$743,657	$735,415	$795,649
Park food, merchandise and other	614,036	570,965	655,451
Sponsorship, international agreements and accommodations	68,210	51,856	45,805
Total revenues	1,425,903	1,358,236	1,496,905
Operating expenses (excluding depreciation and amortization shown separately below)	622,952	590,660	646,369
Selling, general and administrative expenses (including stock-based compensation of $11,387, $15,218 and $23,556 in 2023, 2022 and 2021, respectively, and excluding depreciation and amortization shown separately below)	247,883	169,403	213,181
Costs of products sold	110,397	108,146	125,728
Depreciation and amortization	115,086	117,124	114,434
Loss on impairment of park assets	22,956	16,943	—
Loss on disposal of assets	16,393	3,927	12,137
Operating income	290,236	352,033	385,056
Interest expense, net	158,256	141,590	152,436
Loss on debt extinguishment	13,982	17,533	—
Other (income) expense, net	9,208	(84)	13,403
Income before income taxes	108,790	192,994	219,217
Income tax expense	22,290	46,960	49,622
Net income	86,500	146,034	169,595
Less: Net income attributable to non-controlling interests	(47,501)	(44,651)	(41,766)
Net income attributable to Six Flags Entertainment Corporation	$38,999	$101,383	$127,829

Weighted-average common shares outstanding:
Basic:	83,410	84,366	85,708
Diluted:	83,935	84,695	86,651

Net earnings per average common share outstanding:
Basic:	$0.47	$1.20	$1.49
Diluted:	$0.46	$1.20	$1.48
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Comprehensive Income

(Amounts in thousands)	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Net income	$86,500	$146,034	$169,595
Other comprehensive income, net of tax:
Foreign currency translation adjustment (1)	2,365	(1,271)	(3,691)
Defined benefit retirement plan (2)	1,541	3,535	10,146
Change in cash flow hedging (3)	(2,387)	7,728	8,862
Other comprehensive income, net of tax	1,519	9,992	15,317
Comprehensive income	88,019	156,026	184,912
Less: Comprehensive income attributable to non-controlling interests	(47,501)	(44,651)	(41,766)
Comprehensive income attributable to Six Flags Entertainment Corporation	$40,518	$111,375	$143,146
________________________________
(1)Foreign currency translation adjustment is presented net of tax expense of $0.8 million and $0.9 million for the years ended December 31, 2023, and January 2, 2022, respectively, and net of tax benefit of $0.1 million for the year ended January 1, 2023.
(2)Defined benefit retirement plan is presented net of tax expense of $0.5 million, $1.2 million and $3.4 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 respectively.
(3)Change in cash flow hedging is presented net of tax benefit of $0.8 million for the year ended December 31, 2023, and net of tax expense of $2.6 million and $3.0 million for the years ended January 1, 2023 and January 2, 2022, respectively.
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders' Deficit

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at December 31, 2020	85,075,901	$2,126	$1,094,731	$(2,158,900)	$(96,504)	$(1,158,547)
Issuance of common stock	1,175,610	30	13,425	—	—	13,455
Stock-based compensation	—	—	23,556	—	—	23,556
Payment of tax withholdings on equity-based compensation through shares withheld	(127,066)	(3)	(5,292)	—	—	(5,295)
Employee stock purchase plan	38,434	1	1,290	—	—	1,291
Fresh start valuation adjustment for SFOT units purchased	—	—	—	194	—	194
Net income attributable to Six Flags Entertainment Corporation	—	—	—	127,829	—	127,829
Other comprehensive loss, net of tax	—	—	—	—	15,317	15,317
Balances at January 2, 2022	86,162,879	$2,154	$1,127,710	$(2,030,877)	$(81,187)	$(982,200)
Issuance of common stock	435,921	11	1,028	—	—	1,039
Stock-based compensation	—	—	15,218	—	—	15,218
Repurchase of common stock	(3,464,385)	(87)	(25,394)	(71,293)	—	(96,774)
Payment of tax withholdings on equity-based compensation through shares withheld	(9,903)	—	(267)	—	—	(267)
Employee stock purchase plan	53,782	1	927	—	—	928
Fresh start valuation adjustment for SFOT units purchased	—	—	—	116	—	116
Net income attributable to Six Flags Entertainment Corporation	—	—	—	101,383	—	101,383
Other comprehensive income, net of tax	—	—	—	—	9,992	9,992
Balances at January 1, 2023	83,178,294	$2,079	$1,119,222	$(2,000,671)	$(71,195)	$(950,565)
Issuance of common stock	1,261,192	41	(32)	—	—	9
Stock-based compensation	—	—	11,387	—	—	11,387
Payment of tax withholdings on equity-based compensation through shares withheld	(356,363)	(9)	(310)	—	—	(319)
Employee stock purchase plan	40,891	1	941	—	—	942
Fresh start valuation adjustment for SFOT units purchased	—	—	—	69	—	69
Net income attributable to Six Flags Entertainment Corporation	—	—	—	38,999	—	38,999
Other comprehensive income, net of tax	—	—	—	—	1,519	1,519
Balances at December 31, 2023	84,124,014	$2,112	$1,131,208	$(1,961,603)	$(69,676)	$(897,959)
See accompanying notes to consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Cash Flows

(Amounts in thousands)	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Cash flows from operating activities:
Net income	$86,500	$146,034	$169,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,086	117,124	114,434
Stock-based compensation	11,387	15,218	23,556
Interest accretion on notes payable	924	1,111	1,108
Loss on debt extinguishment	13,982	17,533	—
Amortization of debt issuance costs	5,356	7,097	7,911
Loss on disposal of assets	16,393	3,927	12,137
Deferred income taxes expense	1,320	30,638	39,618
Loss on impairment of park assets	22,956	16,943	—
Other	(4,195)	(3,088)	(1,570)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(13,831)	48,648	(61,245)
(Increase) decrease inventories, prepaid expenses and other current assets	(2,785)	(28,856)	29,265
(Increase) decrease in deposits and other assets	6,700	(11,720)	924
Decrease in ROU operating leases	11,773	11,410	9,905
(Decrease) increase in accounts payable, deferred revenue, accrued liabilities and other long-term liabilities	6,297	(79,585)	12,078
Decrease in operating lease liabilities	(10,610)	(11,003)	(13,181)
Decrease in accrued interest payable	(9,780)	(12,070)	(9,630)
Net cash provided by operating activities	257,473	269,361	334,905

Cash flows from investing activities:
Additions to property and equipment	(171,814)	(116,589)	(121,742)
Property insurance recoveries	1,089	5,080	—
Purchase of identifiable intangible assets	—	—	(12)
Proceeds from sale of assets	488	—	53
Net cash used in investing activities	(170,237)	(111,509)	(121,701)

Cash flows from financing activities:
Repayment of borrowings	(1,163,623)	(460,000)	(2,000)
Proceeds from borrowings	1,144,984	200,000	2,000
Payment of debt issuance costs	(19,678)	—	—
Stock repurchases	—	(96,774)	—
Payment of cash dividends	—	(200)	(813)
Proceeds from issuance of common stock	—	1,039	14,486
Payment of tax withholdings on equity-based compensation through shares withheld	(8,587)	—	(5,295)
Redemption premium payments on debt extinguishment	—	(12,600)	—
Reduction in finance lease liability	(999)	(1,016)	(641)
Purchase of redeemable non-controlling interest	(328)	(556)	(1,115)
Distributions to non-controlling interests	(47,533)	(44,651)	(41,766)
Net cash used in financing activities	(95,764)	(414,758)	(35,144)

Effect of exchange rate on cash	5,991	1,443	(235)

Net (decrease) increase in cash and cash equivalents	(2,537)	(255,463)	177,825
Cash and cash equivalents at beginning of period	80,122	335,585	157,760
Cash and cash equivalents at end of period	$77,585	$80,122	$335,585

Supplemental cash flow information
Cash paid for interest	$164,571	$146,693	$147,628
Cash paid for income taxes	$21,238	$10,637	$11,278
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
Merger Agreement with Cedar Fair
On November 2, 2023, Holdings, Cedar Fair, CopperSteel and Copper Merger Sub entered into the Merger Agreement, providing for a merger of equals through (i) the merger of Copper Merger Sub with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing its existence as the surviving entity (the “Cedar Fair Surviving Entity”) following the Cedar Fair First Merger as a direct subsidiary of CopperSteel, (ii) the subsequent merger of the Cedar Fair Surviving Entity with and into CopperSteel (the “Cedar Fair Second Merger” and together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with CopperSteel continuing as the surviving corporation, and (iii) the subsequent merger of Six Flags with and into CopperSteel, with CopperSteel continuing as the surviving corporation (the “Six Flags Merger” and together with the Cedar Fair Mergers, the “Mergers”).If the Mergers are completed, subject to certain exceptions, (i) each issued and outstanding unit of limited partnership interest in Cedar Fair (each a “Cedar Fair Unit” and collectively, the “Cedar Fair Units”) will be converted into the right to receive one (1) share of common stock, par value $0.01 per share, of CopperSteel (the “CopperSteel Common Stock”), as may be adjusted pursuant to the Merger Agreement (the “Cedar Fair Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest and (ii)each issued and outstanding share of Holdings common stock, par value $0.025 per share (the “Six Flags Common Stock”) will be converted into the right to receive 0.58 shares of CopperSteel Common Stock (as the same may be adjusted pursuant to the Merger Agreement, the “Six Flags Exchange Ratio”), together with cash in lieu of fractional shares of CopperSteel Common Stock, without interest. Subject to the terms of the Merger Agreement and applicable law, Six Flags will declare and set a record date for a special dividend to holder of record of Six Flags Common Stock as of the close of business one business day prior to the closing of the Mergers of (i) $1.00 plus (ii) the product (rounded to the nearest whole cent) of (a) the Six Flags Exchange Ratio and (ii) the aggregate amount of distributions per unit declared or paid by Cedar Fair with respect to a Cedar Fair Unit with a record date following November 2, 2023 and prior to the effective time of the Six Flags Merger, subject to certain adjustments provided under the Merger Agreement, the payment of which is contingent upon the consummation of the Mergers.

Upon consummation of the Mergers, Holdings and Cedar Fair will each have been merged with and into CopperSteel, with CopperSteel as the parent entity and successor corporation to Holdings and Cedar Fair. Upon closing, CopperSteel will be headquartered in Charlotte, North Carolina, and is expected to change its name to “Six Flags Entertainment Corporation” and be listed on the New York Stock Exchange (“NYSE”) under the ticker symbol “FUN.”

The obligations of Holdings and Cedar Fair to complete the Mergers are subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement, a copy of which is attached as an exhibit to the Annual Report on Form 10-K. Completion of the Mergers requires, among other things, the adoption of the Merger Agreement by the Holdings stockholders. In connection with the Mergers, CopperSteel filed a registration statement on Form S-4 (the “Registration Statement) with the Securities and Exchange Commission (“Commission”), which includes a proxy statement with respect to the stockholder meeting of Holdings (the “Special Meeting”) to consider and adopt the Merger Agreement and a prospectus with respect to the CopperSteel Common Stock to be issued in connection with the Mergers. The Registration Statement was declared effective by the Commission on January 31, 2024 and the proxy statement/prospectus will be mailed to stockholders of Holdings as of January 24, 2024, the record date established for voting on the Mergers at the Special Meeting to be held on March 12, 2024. Stockholders of Holdings are encouraged to reach the proxy statement/prospectus, as well as the annexes thereto, and other documents to be filed with the Commission because the documents contain important information about Holdings, Cedar Fair and the Mergers.

Consummation of the Mergers is subject to antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the FTC and the DOJ, and until the applicable waiting period has expired or has been terminated.

On November 17, 2023 and November 20, 2023, the Premerger Notification Office of the Federal Trade Commission accepted the premerger notification and report forms under the HSR Act submitted by Holdings and Cedar Fair, respectively. On December 20, 2023, Holdings and Cedar Fair withdrew their respective premerger notification and report forms under the HSR Act, and refiled them on December 21, 2023. On January 22, 2024, Holdings and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Holdings and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. Per the terms of the Merger Agreement, Cedar Fair and Holdings will use their reasonable best efforts to certify substantial compliance with the Second Request on or before May 2, 2024.
2.    Summary of Significant Accounting Policies
a.    Basis of Presentation
The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG," and together with SFOT, the "Partnership Parks") as subsidiaries in our consolidated financial statements as we have determined that we have the power to direct the activities of those entities that most significantly impact the entities’ economic performance and we have the obligation to absorb losses and receive benefits from the entities that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying consolidated balance sheets as redeemable non-controlling interests. The portion of earnings or loss attributable to non-affiliated parties in the Partnership Parks is reflected as net income attributable to non-controlling interests in the accompanying consolidated statements of operations. See Note 6 - Non-controlling interests for further discussion.
This Annual Report covers the period January 2, 2023 through December 31, 2023 (“the year ended December 31, 2023” or “2023”). The comparison period in the prior year covers January 3, 2022 through January 1, 2023 (“the year ended January 1, 2023” or “2022”). The year ended January 2, 2022 covers the period between January 1, 2021 through January 2, 2022 (“the year ended January 2, 2022” or “2021”). The year ended January 2, 2022 contained three extra days due to the calendar change from calendar year reporting.
Intercompany transactions and balances have been eliminated in consolidation.
Certain previously reported amounts have been reclassified to conform to the current year presentation. During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our consolidated statements of operations. We have separated "(Gain) loss on disposal of assets" from "Other" on the consolidated statements of cash flows.
b.    Revision of Previously Issued Financial Statements

During the third quarter of 2023, we identified an accounting error for our stock-based compensation expense related to the recognition of expense for dividend equivalent rights ("DERs"). The error primarily relates to the inadvertent reversal of stock-based compensation expense for vested DERs for periods beginning in the first quarter of 2020 through the fourth quarter of 2022.

We have assessed the error and concluded that it was not material to any prior periods. However, the aggregate amount of the error would have been material to our consolidated financial statements in the current period. Therefore, we have revised our previously issued financial statements. Prior periods not presented herein will be revised, as applicable, in future filings. Refer to Note 18 - Revision to Previously Reported Financial Information for additional information.
c.    Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Actual results could differ from those estimates. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from changes in facts and circumstances will be reflected in the financial statements in future periods.
d.    Fair Value Measurement
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurement, defines fair value as the exchange prices that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The guidance also specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with FASB ASC Topic 820, Fair Value Measurement, these two types of inputs have created the following fair value hierarchy:
•Level 1: quoted prices in active markets for identical assets;
•Level 2: inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the instrument; and
•Level 3: inputs to the valuation methodology are unobservable for the asset or liability.
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
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
•The carrying values of cash and cash equivalents, accounts receivable, notes receivable, accounts payable and accrued liabilities approximate fair value because of the short maturity of these instruments.
•The measurement of the fair value of long-term debt is based on market prices that generally are observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Refer to Note 8 - Long-term indebtedness for additional information.
•The measurement of the fair value of derivative assets and liabilities is based on market prices that generally are observable for similar assets and liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement. Derivative assets and liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively. Derivative assets and liabilities that have maturity dates greater than twelve months from the balance sheet date are included in other assets, net and other long-term liabilities, respectively. See Note 7 - Derivatives Financial Statements for additional information on our derivative instruments.
e.    Cash Equivalents
Cash equivalents consists of transaction settlements in process from credit card companies and short-term highly liquid investments with a remaining maturity as of the date of purchase of three months or less. For purposes of the consolidated statements of cash flows, we consider all highly liquid debt instruments with remaining maturities as of their date of purchase of three months or less to be cash equivalents. Cash equivalents were not significant as of December 31, 2023 and January 1, 2023.
f.    Inventories
Inventories are stated at lower of weighted average cost or net realizable value and primarily consist of products purchased for resale, including merchandise, food and miscellaneous supplies. Products are removed from inventory at weighted average cost. We have recorded a $0.7 million and $0.4 million allowance for slow moving inventory as of December 31, 2023 and January 1, 2023, respectively.
g.    Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets include $30.3 million and $25.8 million of spare parts inventory for existing rides and attractions as of December 31, 2023 and January 1, 2023. These items are expensed as the repair or maintenance of rides and attractions occur and the parts are consumed.

h.    Advertising Costs
Production costs of commercials and programming are charged to operations in the year first aired. The costs of other advertising, promotion, and marketing programs are charged to operations when incurred with the exception of direct-response advertising which is charged to the period it will benefit. As of December 31, 2023 and January 1, 2023, we had a nominal amount and $0.3 million in prepaid advertising, respectively. The amounts capitalized are included in prepaid expenses.
Advertising and promotions expense was $55.1 million, $37.3 million and $55.5 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. These amounts are presented within “Selling, general and administrative expenses”.
i.    Debt Issuance Costs
We capitalize costs that are directly related to the issuance of debt. Debt issuance costs related to the Revolving Credit Facility are presented within other assets, net on our consolidated balance sheets. Debt issuance costs related to the Term Loam B and our senior unsecured notes are presented as a reduction of long-term debt in our consolidated balance sheets. The amortization of our debt issuance costs is recognized as interest expense using the effective interest method over the term of the respective debt instrument. Amortization related to debt issuance costs was $5.4 million, $7.1 million and $7.9 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. See Note 8 - Long-term Indebtedness for further discussion.
j.    Property and Equipment
We regularly make capital investments for new rides and attractions in our parks. The costs incurred to purchase the rides, including installation and other costs necessary to bring the ride online are capitalized and depreciated using the straight-line method over the estimated useful lives of the assets. Costs incurred to improve the performance or extend the useful life of our existing assets are also capitalized. Repair and maintenance costs for routine and recurring maintenance activities are expensed as incurred. When an asset is retired or otherwise disposed of, the cost and applicable accumulated depreciation are removed and the resulting gain or loss is recognized. See Note 4 - Property and Equipment for further detail of the components of our property and equipment.
The estimated useful lives of our major assets classes are as follows:

Rides and attractions	5 - 25 years
Land improvements	10 - 15 years
Buildings and improvements	Approximately 30 years
Furniture and equipment	5 - 10 years
k.    Goodwill and Indefinite-Lived Intangible Assets
Goodwill and indefinite-lived intangible asset are tested for impairment annually, or more frequently if events or circumstances indicate that the assets may not be recoverable. We identify our reporting unit and determine the carrying value of the reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to the reporting unit. We then determine the fair value of the reporting unit and compare it to the carrying amount of the reporting unit. We have one operating segment and all of our parks are operated in a similar manner and have comparable characteristics. Furthermore, our parks produce and distribute similar services and products using similar processes, have similar types of customers, are subject to similar regulations and exhibit similar economic characteristics. As such, we are a single reporting unit. As of December 31, 2023, the estimated fair value of our single reporting unit exceeded its carrying amount, which is determined by comparing our market capitalization to our carrying value. As we have a single reporting unit, we believe our market capitalization is the best indicator of our reporting unit’s fair value.
We perform a qualitative analysis on our indefinite-lived intangible assets on an annual basis. The fair value of indefinite-lived intangible assets is generally determined based on a discounted cash flow analysis. An impairment loss occurs to the extent that the carrying value exceeds the fair value.
l.    Impairment of Property and Equipment
We review property and equipment for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable.

Asset groups are tested at the level of the lowest identifiable group of assets that generate cash inflows that are largely independent of the cash inflows from other assets of groups of assets. We have determined that our lowest identifiable group of assets that generate cash inflows is at the individual theme park or water park level.
We test our parks for impairment when changes in circumstances indicate that their carrying value may not be recoverable. Events that trigger a test for recoverability include material adverse changes in projected revenues or expenses, present cash flow losses combined with a history of cash flow losses, a forecast that demonstrates significant continuing losses or significant negative industry or economic concerns at either the local or macroeconomic level. If this evaluation indicates a triggering event has occurred, a test for recoverability is performed.
A test for recoverability is performed by comparing projected undiscounted future cash flows to the carrying value of the theme park or water park. If the undiscounted forecasted cash flows are less than the carrying value of the park, the theme park’s or water park’s fair value is measured relying primarily on a discounted cash flow method. An impairment charge is recognized for the amount by which the carrying value of the theme park or water park exceeds its fair value. When an impairment loss is recognized for one of our parks, the adjusted carrying amounts are depreciated over their remaining useful life.
In measuring the fair value of one of our theme parks or water parks, we generally estimate the fair value of the using the discounted cash flow income approach. This approach requires that we make cash flow projections based on assumptions and estimates derived from operating results, forecasts, expected growth rates and cost of capital. We also make certain assumptions about future economic conditions and other data.
During the year ended December 31, 2023, we determined that the carrying value of our leased theme park in Oklahoma City, Oklahoma, Frontier City ("Frontier City") and our leased water park in Oklahoma City, Oklahoma, Hurricane Harbor Oklahoma City ("HHOKC") were not recoverable following multiple years of negative cash flows, as well as projected future cash flows that indicated the respective assets were not recoverable. Based on the analysis performed, we determined that the carrying value of Frontier City and HHOKC exceeded their fair value, resulting in a pre-tax, non-cash loss on impairment of $16.0 million and $7.0 million, respectively. The loss on impairment at Frontier City was allocated proportionally, in the amount of $8.8 million and $7.1 million, to Right-of-use operating leases, net and Property and equipment, net, respectively. The loss on impairment at HHOKC was allocated proportionally, in the amount of $4.3 million and $2.7 million, to Right-of-use operating leases, net and Property and equipment, net, respectively.
During the year ended January 1, 2023, we determined that our leased theme park in Houston, Texas, Hurricane Harbor Splashtown ("Splashtown") was not recoverable following multiple years of negative cash flows, as well as projected future cash flows that indicated the respective assets were not recoverable. Based on the analysis, we determined that the carrying value of Frontier City exceeded its fair value, resulting in a pre-tax, non-cash loss on impairment of $16.9 million. The loss on impairment was allocated proportionally, in the amount of $15.1 million and $1.8 million, to Right-of-use operating leases, net and Property and equipment, net, respectively.
For each park, we estimated the fair value of the parks primarily using an income approach, utilizing projected discounted cash flows. The valuation was based on unobservable inputs that require significant judgements for which information is limited, including assumptions regarding future attendance, per-capita guest spending, operating costs and capital requirements. The discount rate utilized in the model was our internal weighted-average-cost-of-capital, which we believe is reasonable and consistent with a rate that would be utilized by another market participant.
m.    Revenue Recognition
We recognize revenue upon admission into our parks, provision of our services, or when products are delivered to our guests. Revenue is presented in the accompanying consolidated statements of operations net of sales taxes collected from our guests that are remitted or payable to government taxing authorities. For season passes, Six Flags Plus products in the initial twelve-month term, legacy memberships in the initial twelve-month term, and other multi-use admissions products, we estimate a redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable and recognize a pro-rata portion of the revenue as the guest attends our parks. For any bundled products with multiple performance obligations, revenue is allocated using the retail price of each distinct performance obligation and revenue is recognized on a pro rata basis. In contrast to our multi-use offerings (such as our all season dining pass program, which enables season pass holders and members to eat meals and snacks any day they visit the park for one upfront payment) that expire at the end of each operating season, the Six Flags Plus product and membership program continues on a month-to-month basis after the initial twelve-month membership term and can be canceled any time after the initial term pursuant to the terms of the membership program. Guests enrolled in these offerings may visit our parks an unlimited number of times anytime the parks are open as long as the guest remains enrolled. We review the estimated redemption rate on an ongoing basis and revise it as necessary throughout the year, including impact of changes to our season pass and memberships described above. Amounts owed or received for multi-use admissions in excess of redemptions are recognized in deferred revenue. For active participants in these programs, we recognize revenue monthly as payments are received after the initial twelve-month term.
As of December 31, 2023, deferred revenue was primarily comprised of (i) unredeemed season passes, Six Flags Plus and all-season dining pass and all-season flash pass revenue and (ii) membership payments received while parks were closing during COVID-19.
Certain contracts with customers, primarily season passes and memberships, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers allocated between performance obligations proportionally. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.
We have entered into international agreements to assist a third party in the planning, design, development and operation of a Six Flags-branded park in Saudi Arabia, Six Flags Qiddiya. These agreements consist of a brand licensing agreement, project services agreement, and management services agreement. We treat these agreements as one contract because they were negotiated with a single commercial objective. We have identified three distinct promises within the agreement with the third party partner as brand licensing, project services and management services. Each of these promises is its own performance obligation and distinct, as the third party could benefit from each service on its own with other readily available resources, and each service is separately identifiable from other services in the context of the contract. We recognize revenue under our international agreements over the relevant service period of each performance obligation based on its relative stand-alone selling price, as determined by our best estimate of selling price. We review the service period of each performance obligation on an ongoing basis and revise it as necessary. Revisions to the relevant service periods of the performance obligations may result in revisions to revenue in future periods and are recognized in the period in which the change is identified.
n.    Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products, including season passes purchased with our flexible payment options and Six Flags Plus products and our legacy membership program. We are not exposed to a significant concentration of credit risk, however, based on the age of the receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of December 31, 2023 and January 1, 2023, we have recorded an allowance for doubtful accounts of $4.2 million and $4.1 million, respectively. The allowance for doubtful accounts is primarily comprised of estimated defaults under our season passes purchased with flexible payment options, and Six Flags Plus products.
o.    Derivative Instruments and Hedging Activities
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
Change in the fair value of a derivative that is effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income until operations are affected by the variability in cash flows of the designated hedged item, at which point they are reclassified to interest expense. Change in fair value of a derivative that is not designated as a hedge are recorded in other expense, net in the consolidated statements of operations on a current basis.
See Note 7 - Derivative Financial Instruments for a further discussion.

p.    Commitments and Contingencies
We are involved in various lawsuits and claims that arise in the normal course of business. Amounts associated with lawsuits or claims are reserved for matters in which it is believed that losses are probable and can be reasonably estimated. In addition to matters in which it is believed that losses are probable, disclosure is also provided for matters in which the likelihood of an unfavorable outcome is at least reasonably possible but for which a reasonable estimate of loss or range of loss is not possible. Legal fees are expensed as incurred. See Note 15 - Commitments and Contingencies for further discussion.
q.    Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, including net operating loss and other tax carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. We have a valuation allowance of $93.6 million and $96.0 million as of December 31, 2023 and January 1, 2023, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain state net operating loss, foreign tax credits and other tax carryforwards, before they expire. The valuation allowance was based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets were recoverable. We expect to generate taxable income that will allow for the utilization of all of our federal net operating loss carryforwards.
Our liability for income taxes is finalized as auditable tax years pass their respective statutes of limitations in the various jurisdictions in which we are subject to tax. However, these jurisdictions may audit prior years for which the statute of limitations is closed for the purpose of making an adjustment to our taxable income in a year for which the statute of limitations has not closed. Accordingly, taxing authorities of these jurisdictions may audit prior years for the purpose of adjusting net operating loss carryforwards to years for which the statute of limitations has not closed.
We classify interest and penalties attributable to income taxes as part of income tax expense. During the years ended December 31, 2023 and January 1, 2023, the expense recognized for interest and penalties was not material.
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
See Note 11 - Income Taxes for further discussion.
r.    Earnings Per Common Share
Basic earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding during the period including the effect of all dilutive common stock equivalents using the treasury stock method. In periods for which there is a net loss, diluted loss per common share is equal to basic loss per common share, since the effect of including any common stock equivalents would be antidilutive.
s.    Stock-Based Compensation
Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan (the "Long-Term Incentive Plan"), we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants. We recognize the fair value of each grant as compensation expense on a straight-line basis over the vesting period using the graded vesting terms of the respective grant. The fair value of stock option grants is estimated on the date of grant using the Black-Scholes option pricing valuation model. The fair value of stock, restricted stock units and restricted stock awards is the quoted market price of our common shares on the date of grant. See Note 10 - Stock Benefit Plans for further discussion of stock-based compensation and related disclosures.

t.    Comprehensive Income
Comprehensive income consists of net income, changes in the foreign currency translation adjustment, changes in the fair value of derivatives that are designated as hedges and changes in the net actuarial gains and amortization of prior service costs on our defined benefit retirement plan.
u.    Redeemable Non-controlling Interest
We record the carrying amount of our redeemable non-controlling interests at their fair value at the date of issuance. We recognize the changes in their redemption value immediately as they occur and adjust the carrying value of these redeemable non-controlling interests to equal the redemption value at the end of each reporting period, if greater than the redeemable non-controlling interest carrying value.
This method would view the end of the reporting period as if it were also the redemption date for the redeemable non-controlling interests. We conduct an annual review to determine if the fair value of the redeemable units is less than the redemption amount. If the fair value of the redeemable units is less than the redemption amount, there would be a charge to earnings. The redemption amount at the end of each reporting period did not exceed the fair value of the redeemable units.
v.    Leases
We enter into various non-cancelable operating and finance leases, primarily for operating rights to amusement parks, land, office space, warehouses, office equipment and machinery. We determine if an arrangement is or contains a lease at contract inception and recognize a right-of-use ("ROU") asset and lease liability at the lease commencement date.
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
Operating lease ROU assets net of accumulated amortization are presented as right-of-use operating leases, net on the consolidated balance sheets. The current portion of operating lease liabilities is presented as short-term lease liabilities and the long-term portion is presented separately as long-term lease liabilities on the consolidated balance sheets.
Finance lease ROU assets are presented within property and equipment, at cost and the related lease amortization within accumulated depreciation on our consolidated balance sheets. The current portion of the finance lease liabilities is presented as short-term lease liabilities and the long-term portion is presented separately as long-term lease liabilities on our consolidated balance sheets.
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
We incurred an impairment charge of $13.2 million and $15.1 million related to our right-of-use operating leases, net during the year ended December 31, 2023 and January 1, 2023, respectively. See Note 4 - Property and Equipment for more information.
w.    Recent Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting, to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes, requiring more granular disclosure of the components of income taxes. This ASU is effective for fiscal years beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
The following tables present our revenues disaggregated by contract duration for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Year Ended December 31, 2023
(Amounts in thousands)	Park admissions	Park food, merchandise and other	Sponsorship, international agreements and accommodations	Total
Long-term contracts	$67,008	$7,249	$9,071	$83,328
Short-term contracts and other (a)	676,649	606,787	59,139	1,342,575
Total revenues	$743,657	$614,036	$68,210	$1,425,903

	Year Ended January 1, 2023
(Amounts in thousands)	Park Admissions	Park food, merchandise and other	Sponsorship, international agreements and accommodations	Total
Long-term contracts	$65,207	$10,266	$24,342	$99,815
Short-term contracts and other (a)	670,208	560,699	27,514	1,258,421
Total revenues	$735,415	$570,965	$51,856	$1,358,236

	Year Ended January 2, 2022
(Amounts in thousands)	Park Admissions	Park food, merchandise and other	Sponsorship, international agreements and accommodations	Total
Long-term contracts	$237,932	$28,347	$33,371	$299,650
Short-term contracts and other (a)	557,717	627,104	12,434	1,197,255
Total revenues	$795,649	$655,451	$45,805	$1,496,905
________________________________
(a)Other revenues primarily include sales of single-day tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
Our long-term contracts consist of season passes purchased by customers in the year preceding the operating season to which they relate, sponsorship contracts and international agreements with third parties. We earn season pass revenue when our customers purchase a season pass for a fixed fee, which entitles the customer to visit our parks, including certain water parks, throughout the duration of the parks’ operating season. We earn sponsorship revenue from separately-priced contracts with third parties pursuant to which we sell and advertise the third party’s products within the parks in exchange for consideration. Advertisements may include, but are not limited to, banners, signs, radio ads, association with certain events, sponsorship of rides within our parks and retail promotions. With respect to our international agreements, we earn revenue pursuant to arrangements in which we assist in the development and management of Six Flags-branded parks outside of North America. Within our international agreements, we have identified three distinct performance obligations as brand licensing, project services and management services. See Note 2 - Summary of Significant Accounting Policies for additional information on our accounting for performance obligations under these contracts.
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
We recognize season pass revenue in park admissions and park food, merchandise and other over the estimated redemption period, as we believe this appropriately depicts the transfer of service to our customers. We estimate the redemption rate based on historical experience and other factors and assumptions that we believe to be customary and reasonable. We review the estimated redemption rate regularly, on an ongoing basis, and make revisions as necessary. Amounts received for multi-use admissions products in excess of redemptions are recognized in "Deferred revenue." We recognize sponsorship and international agreements revenue over the term of the agreements using the passage of time as a measure of our satisfaction of the performance obligations in sponsorship, international agreements and accommodations. Amounts received for unsatisfied sponsorship and international agreements performance obligations are recognized in deferred revenue in our consolidated balance sheets.
At January 3, 2022, $58.7 million of unearned revenue associated with outstanding long-term contracts was reported in “Deferred revenue,” and $86.3 million was recognized as revenue for long-term contracts during the year ended January 1, 2023. As of January 1, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $33.5 million. At January 2 2023, $33.5 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," and $48.9 million was recognized as revenue for long-term contracts during the year ended December 31, 2023. As of December 31, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $89.2 million.
As of December 31, 2023, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $105.9 million in 2024, $9.2 million in 2025, $7.1 million in 2026 and $6.4 million in 2027 and $6.4 million in 2028 and thereafter.
Short-term Contracts and Other
Our short-term contracts consist primarily of season passes, Six Flags Plus and memberships with customers, certain sponsorship contracts and international agreements with third parties. We earn revenue from a customer’s purchase of our season pass, Six Flags Plus and membership products, which entitles the customer to visit our parks, including certain water parks, throughout the duration of the parks’ operating season for a fixed fee. Some membership and season pass products include other benefits and discounts for our guests during their visits. We earn sponsorship and international agreements revenue from contracts with third parties, pursuant to which we sell and advertise the third party’s products within our parks on a short-term basis that generally coincides with our annual operating season, and pursuant to certain activities in connection with our international agreements. The transaction price for our short-term contracts is explicitly stated within the contracts.
We generally recognize revenue from short-term contracts over the passage of time, with the exception of season pass and membership revenues. We estimate the redemption rate based on historical experience and other factors and assumptions we believe to be customary and reasonable. We review the estimated redemption rate regularly and on an ongoing basis and revise it as necessary. Amounts received for multi-use admissions products in excess of redemptions are recognized in "Deferred revenue."
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
Arrangements with Multiple Performance Obligations
Certain contracts with customers, primarily season passes and memberships, may include bundled products with multiple performance obligations. For such arrangements, we allocate revenue to each performance obligation based on its relative standalone selling price. We generally determine standalone selling prices based on the observable retail prices charged to customers allocated between performance obligations proportionally. We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recognized in "Selling, general and administrative expenses." We do not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less or (ii) contracts for which we recognize revenue at the amount for which we have the right to invoice for services performed. For certain of our contracts that have an original expected length of one year or less, we use the practical expedient applicable to such contracts and do not consider the time value of money.
Practical Expedients and Exemptions
We generally expense (i) sales commissions when incurred, and (ii) certain costs to obtain a contract where the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in our consolidated statements of operations.
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
4.    Property and Equipment
As of December 31, 2023, and January 1, 2023, property and equipment was classified as follows:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Land	$219,453	$219,453
Land improvements	325,795	315,140
Buildings and improvements	361,262	342,258
Rides and attractions	1,423,907	1,305,781
Equipment and other	402,677	409,853
Property and equipment, at cost	2,733,094	2,592,485
Accumulated depreciation	(1,447,861)	(1,350,739)
Property and equipment, net	$1,285,233	$1,241,746

As of December 31, 2023, it was determined that the carrying value of our assets at Frontier City and HHOKC were not recoverable. As a result, an impairment charge of $23.0 million was recorded during the year ended December 31, 2023 with approximately $9.8 million attributable to Property and equipment, net and the remainder to Right-of-use operating assets, net.
As of January 1, 2023, it was determined that the carrying value of our assets at Splashtown, were not recoverable. As a result, an impairment charge of $16.9 million was recorded during each of the year ended January 1, 2023 with approximately $1.8 million attributable to property and equipment, net and the remainder to right-of-use operating assets, net.
See Note 2 - Summary of Significant Accounting Policies for information on impairment assumptions.
Depreciation expense related to fixed assets totaled $114.2 million, $116.4 million and $114.4 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively.
5.    Goodwill and Intangible Assets
For the year ended December 31, 2023 we performed a qualitative analysis of our goodwill and indefinite-lived intangible assets and noted no indicators of impairment. As of each of December 31, 2023 and January 1, 2023, the carrying amount of goodwill was $659.6 million.
As of December 31, 2023 and January 1, 2023, intangible assets, net of accumulated amortization consisted of the following:

	As of December 31, 2023
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075
Finite-lived intangible assets:
Third party licensing rights	2.4	373	(307)	66
Total intangible assets, net		$344,448	$(307)	$344,141

	As of January 1, 2023
(Amounts in thousands, except years)	Weighted-Average Remaining Amortization Period (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Indefinite-lived intangible assets:
Trade names, trademarks and other		$344,075	$—	$344,075
Finite-lived intangible assets:
Third party licensing rights	3.4	373	(284)	89
Total intangible assets, net		$344,448	$(284)	$344,164

Amortization expense related to finite-lived intangible assets was a nominal amount during the years ended December 31, 2023, January 1, 2023 and January 2, 2022. We expect that amortization expense on our existing intangible assets subject to amortization for the succeeding five years and thereafter will approximate the following:

(Amounts in thousands)
For the year ending:
2024	$23
2025	23
2026	12
2027	1
2028	1
2029 and thereafter	6
$66
6.    Non-controlling Interests, Partnerships and Joint Ventures
Redeemable Non-controlling Interests
Redeemable non-controlling interests represent the non-affiliated parties’ share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG.
The following table presents a rollforward of redeemable non-controlling interests in the Partnership Parks:

(Amounts in thousands)	SFOT	SFOG	Total
Balance at January 2, 2022	$241,866	$280,201	$522,067
Fresh start accounting fair market value adjustment for purchased units	(116)	—	(116)
Purchases of redeemable units	(556)	—	(556)
Net income attributable to non-controlling interests	22,283	22,368	44,651
Distributions to non-controlling interests	(22,283)	(22,368)	(44,651)
Balance at January 1, 2023	$241,194	$280,201	$521,395
Fresh start accounting fair market value adjustment for purchased units	(69)	—	(69)
Purchases of redeemable units	(328)	—	(328)
Net income attributable to non-controlling interests	23,689	23,812	47,501
Distributions to non-controlling interests	(23,689)	(23,812)	(47,501)
Balance at December 31, 2023	$240,797	$280,201	$520,998
See Note 15 - Commitments and Contingencies for a description of the partnership arrangements applicable to the Partnership Parks, the accounts of which are included in the accompanying consolidated financial statements. As of December 31, 2023, the redemption value of the non-controlling partnership units in SFOT and SFOG approximated their carrying values.
7.    Derivative Financial Instruments
We hold interest rate swap agreements that mitigate the risk of an increase in the borrowing rate on the Term Loan B. We enter into derivative contracts for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes.
In June 2019, we entered into the June 2019 Swap Agreements with an aggregate notional amount of $300.0 million to mitigate the risk of an increase in the borrowing rate on the Term Loan B. The term of the June 2019 Swap Agreements began in June 2019 and expired in June 2023. Upon execution, we designated and documented the June 2019 Swap Agreements as cash flow hedges. The June 2019 Swap Agreements originally served as economic hedges and provided protection against rising interest rates.
In August 2019, we entered into the August 2019 Swap Agreements with an aggregate notional amount of $400.0 million to mitigate the risk of an increase in the borrowing rate on the Term Loan B. The term of the August 2019 Swap Agreements began in August 2019 and expires in August 2024. Upon execution, we designated and documented the August 2019 Swap Agreements as cash flow hedges. The August 2019 Swap Agreements originally served as economic hedges and provided protection against rising interest rates.
In March 2020, we executed a strategy commonly known as a “blend and extend” on $100.0 million of the June 2019 Swap Agreements that extended the length of one of the June 2019 Swap Agreements through April 2026. We extended the existing pay-fixed swap rate over a longer period than its original term at a lower interest rate, while maintaining the same overall notional value of the swap. The remaining $200.0 million of the June 2019 Swap Agreements did not change.
On April 22, 2020, we repaid $315.0 million of the Term Loan B. In conjunction, the June 2019 Swap Agreements and the Modified June 2019 Swap Agreement were de-designated, since the hedged interest payments were no longer probable of occurring due to the repayment of the debt. As a result, $14.9 million was reclassified from accumulated other comprehensive loss to interest expense in the consolidated statement of operations. Consistent with company policy, we hold and issue derivative instruments for risk management purposes only and do not utilize derivative instruments for trading or speculative purposes. Accordingly, in April 2020 we entered into $300.0 million of notional amount counter-agreements (the “April 2020 Counter-agreements”) designed to economically offset the impact of the de-designated swap agreements with expiration dates in June 2023 and April 2026.
On March 24, 2022, we terminated the August 2019 Swap Agreements for net cash proceeds of $7.4 million. The swap agreements were used as economic hedges against rising interest rates and had been designated as cash flow hedges prior to termination. We recorded the settlement in accumulated other comprehensive income in the amount of $7.7 million which will be amortized through September 2024 aligned with the maturity of the Term Loan B.
By utilizing a derivative instrument to hedge our exposure to borrowing rate changes, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. To mitigate this risk, hedging instruments are placed with counterparties that we believe pose minimal credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, commodity prices or currency exchange rates. We manage the market risk associated with derivative instruments by establishing and monitoring parameters that limit the types and degree of market risk that we may undertake.
We record derivative instruments at fair value on our consolidated balance sheets. When in qualifying relationships, the gains and losses on cash flow designated derivatives are deferred in accumulated other comprehensive loss (“AOCL”) and are reclassified to interest expense when the forecasted transaction takes place. The gains and losses of derivatives that are not designated as hedging instruments are recorded directly to interest expense, net in our consolidated statements of operations. Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in prepaid expenses and other current assets and other accrued liabilities, respectively in our consolidated balance sheet. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in other assets, net and other long-term liabilities, respectively in our consolidated balance sheets.
Derivative assets recorded at fair value in our consolidated balance sheets as of December 31, 2023 and January 1, 2023, respectively, consisted of the following:

	Derivative Assets
(Amounts in thousands)	December 31, 2023	January 1, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other current assets	3,156	6,135
Interest rate swap agreements - other non-current assets	2,262	4,446
	$5,418	$10,581

Derivative liabilities recorded at fair value in our consolidated balance sheets as of December 31, 2023 and January 1, 2023, respectively, consisted of the following:

	Derivative Liabilities
(Amounts in thousands)	December 31, 2023	January 1, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements - other accrued liabilities	4,047	8,476
Interest rate swap agreements - other long-term liabilities	3,302	6,224
	$7,349	$14,700
Losses before taxes on derivatives not designated as a cash flow hedge of $0.3 million were presented in interest expense, net in the consolidated statement of operations for the year ended December 31, 2023.
Gains and losses before taxes on derivatives designated as hedging instruments were recognized in AOCL and reclassified from AOCL into interest expense, net for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 were as follows:

	Gain (Loss) Recognized in AOCL			Gain (Loss) Reclassified from AOCL into Operations
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022	December 31, 2023	January 1, 2023	January 2, 2022
Interest rate swap agreements	$—	$11,540	$6,299	$3,177	$1,218	$(5,535)
Total	$—	$11,540	$6,299	$3,177	$1,218	$(5,535)
As of December 31, 2023, we expect to reclassify net gains of $3.2 million, currently recorded in AOCL, into interest expense, net within the next twelve months.
8.    Long-Term Indebtedness
Credit Facility
As part of our normal capital markets transactions, we periodically refinance or amend our existing credit facility. As of December 31, 2023, our credit facility consisted of a $500.0 million revolving credit loan facility (the “Revolving Credit Facility”) and a $479.0 million Tranche B Term Loan facility (the “Term Loan B”) pursuant to the amended and restated credit facility that we entered into in 2019 and amended on May 3, 2023 (the Revolving Credit Facility and the Term Loan B together comprise our “Credit Facility”). Our prior credit facility (as previously amended as described below, the “2015 Credit Facility”) consisted of a $250.0 million revolving credit loan facility (the “2015 Revolving Loan”) and a $700.0 million Tranche B Term Loan (the “2015 Term Loan B”) and was amended and restated in conjunction with the Credit Facility.
On April 8, 2020, we increased the Revolving Credit Facility by $131.0 million, (the "Series B replacement credit facility") from $350.0 million to $481.0 million.
On April 15, 2020, we amended the Credit Facility, (the "Credit Facility Amendment") substantially concurrently with the closing of the $725.0 million 2025 Notes discussed below to, among other things, (i) permit the issuance of the 2025 Notes, including specifically, permitting the 2025 Notes to mature inside the Term Loan B, (ii) suspend the testing of the senior secured leverage ratio financial maintenance covenant in the Credit Facility through the end of 2020, (iii) re-establish the financial maintenance covenant thereafter (provided that for the first, second, and third quarters in 2021 that such covenant is tested, we will be permitted to use the quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Credit Facility) from the second, third and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2020) and (iv) add a minimum liquidity covenant that will apply from the date of the Credit Facility Amendment through December 31, 2022. The Credit Facility Amendment became effective on April 22, 2020, after giving effect to the repayment of a portion of the Term Loan B with a portion of the proceeds from the 2025 Notes.
On April 22, 2020, our wholly owned subsidiary, Six Flags Theme Parks ("SFTP") completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (discussed below). The net proceeds from this offering were used to repay the outstanding balance of the Revolving Credit Facility and $315.0 million of the Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. We recognized a loss on debt extinguishment of $5.1 million related to the transaction.
On August 26, 2020, we amended the Credit Facility which, among other things, (i) extended the previously effectuated suspension of the senior secured leverage ratio financial maintenance covenant in the Credit Facility through the end of 2021, (ii) re-established the senior secured leverage ratio financial maintenance covenant thereafter (provided that for each quarter in 2022 (other than the fourth quarter) that the financial maintenance covenant is tested, SFTP will be permitted to use its quarterly Borrower Consolidated Adjusted EBITDA (as defined in the Credit Agreement governing the Credit Facility) from the second, third, and fourth quarters of 2019 in lieu of the actual Borrower Consolidated Adjusted EBITDA for the corresponding quarters of 2021), (iii) reduced the commitment fee on the revolving credit facility, and (iv) extended the minimum liquidity covenant that applied through December 31, 2022. The extension of the modifications to the financial covenant and other provisions in the Credit Facility pursuant to this amendment will be in effect from the date of the amendment until the earlier of the delivery of the compliance certificate for the fourth quarter of 2022 and the date on which SFTP, in its sole discretion, elects to calculate its compliance with the financial maintenance covenant by using its actual Borrower Consolidated Adjusted EBITDA instead of the 2019 figures as outlined above. In addition, the incremental $131.0 million revolving credit commitments to the Revolving Credit Facility were extended by one year to December 31, 2022.
On May 18, 2022, we reduced and terminated the Series B replacement Revolving Commitments by $131.0 million, which reduced the Revolving Credit Facility capacity to $350.0 million from $481.0 million.
On May 3, 2023, concurrently with closing of the $800.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 ("2031 Notes"), the Company amended its existing senior secured credit facility to, among other things, (i) establish a $500.0 million replacement revolving credit facility maturing in May 2028, subject to springing maturity conditions, which was previously scheduled to expire in April 2024 (ii) maintain the same interest rate margins on borrowings under the replacement revolving credit facility as were previously in effect, while reducing the fee on unused revolving commitments to 0.5% stepping down to 0.375% upon achieving a senior secured leverage ratio of less than 1.25:1.00, (iii) replace LIBOR as the interest rate benchmark for borrowings under the senior secured credit facility with Secured Overnight Financing Rate ("SOFR"), plus a percentage equal to 0.10% per annum (the "Term SOFR Adjustment"), (iv) modify the maximum senior secured leverage ratio that the Company must maintain to 4.50:1.00 for the four fiscal-quarter periods ending on or about December 31, 2022, March 31, 2023, and June 30, 2023, 4.25:1:00 for the four fiscal-quarter period ending on or about September 30, 2023, and each four fiscal-quarter period ending on or about June 30, 2024, and 3.75:1.00 for the four fiscal-quarter period ending on or about September 30, 2024, and each four fiscal-quarter period thereafter, and (v) make certain other changes to the covenants and other terms of the senior secured credit facility. We incurred a $0.1 million loss on debt extinguishment related to the write-off of deferred financing costs related to the transaction.
As of December 31, 2023, after adjusting for $21.0 million of outstanding letters of credit and $180.0 million borrowings outstanding, the remaining borrowing capacity under our Revolving Credit Facility is $299.0 million. See “Covenant Compliance” discussion below for information regarding our maximum net leverage maintenance covenant, which could impact amounts available for borrowing. Interest on the Revolving Credit Facility accrues at SOFR plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of December 31, 2023, the Revolving Credit Facility unused commitment fee was 0.500%. The Revolving Credit Facility will mature in May 2028.
As of December 31, 2023 and January 1, 2023, $479.0 million was outstanding under the Term Loan B. Interest on the Term Loan B accrues at SOFR plus an applicable margin, based on our consolidated leverage ratio. As of December 31, 2023 and January 1, 2023, the applicable interest rate on the Term Loan B was 7.17% and 6.14%, respectively. The Term Loan B will mature on April 17, 2026.
The Credit Facility is guaranteed by the Loan Parties. The Credit Facility is secured by a first priority security interest in substantially all of the assets of the Loan Parties. The Credit Facility agreement contains certain representations, warranties, affirmative covenants and financial covenants (specifically, a maximum senior secured net leverage maintenance covenant). In addition, the Credit Facility agreement contains restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the incurrence of indebtedness and liens, fundamental changes, restricted payments, capital expenditures, investments, prepayments of certain indebtedness, transactions with affiliates, changes in fiscal periods, modifications of certain documents, activities of the Company and SFO and hedging agreements, subject, in each case, to certain carve-outs.

Long-term Notes
Notes payable are listed in the order that the agreements were entered. The 2025 Notes are secured by Six Flags Theme Parks, Inc. ("SFTP"), a wholly-owned subsidiary of Holdings. The 2024 Notes, 2024 Notes Add-ons, 2027 Notes and 2031 Notes are unsecured.
The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes are guaranteed by the Loan Parties. The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes contain restrictive covenants that, subject to certain exceptions, limit or restrict, among other things, the ability of the Loan Parties to incur additional indebtedness, create liens, engage in mergers, consolidations and other fundamental changes, make investments, engage in transactions with affiliates, pay dividends and repurchase capital stock. The 2024 Notes, the 2024 Notes Add-on, 2025 Notes, the 2027 Notes and the 2031 Notes contain certain events of default, including payment defaults, breaches of covenants and representations, cross defaults to other material indebtedness, judgment, and changes of control and bankruptcy events of default.
2024 Notes and 2024 Notes Add-ons
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
On May 3, 2023, $892.6 million of the aggregate principal amount of the 2024 Notes were redeemed pursuant to the Tender Offer discussed below in conjunction with the issuance of the 2031 Notes.
The $56.9 million of the 2024 Notes and 2024 Notes Add-on remaining subsequent to the Tender Offer mature on July 31, 2024. Interest payments of $2.8 million are due semi-annually on January 31, 2024 and July 31, 2024.
2027 Notes
On April 13, 2017, Holdings issued $500.0 million of 5.50% Senior Notes due April 15, 2027 (the "2027 Notes"). We capitalized $2.6 million of debt issuance costs directly associated with the issuance of the 2027 Notes. Interest payments of $13.8 million are due semi-annually on April 15 and October 15 of each year.
2025 Notes
On April 22, 2020, SFTP completed the private sale of $725.0 million in aggregate principal amount of 7.00% senior secured notes due 2025 (the “2025 Notes”). The net proceeds from this offering were used to repay the outstanding balance of the Revolving Credit Facility and $315.0 million of the Term Loan B and for general corporate and working capital purposes, including expenses relating to the offering. Interest payments of $25.4 million are due semi-annually on December 31 and July 1 of each year, with the exception of January 1, 2021, which included the interest from April 22, 2020 through July 1, 2020 and totaled $35.1 million.
On July 1, 2022, the Company redeemed $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million. We incurred a $17.5 million loss on debt extinguishment containing $12.6 million for the premium paid above par and $5.0 million related to the write-off of deferred financing costs related to the transaction.

2031 Notes & Tender Offer
On April 26, 2023, we launched a private offering of up to $800.0 million aggregate principal amount of senior notes. Concurrently, we commenced a cash tender offer (the "Tender Offer") for any and all outstanding 2024 Notes. The consideration offered for each $1,000 principal amount of the 2024 Notes was $1,000.50 (the "Purchase Price"), plus accrued and unpaid interest.
On May 3, 2023, we completed the private sale of $800.0 million aggregate principal amount of 7.250% Senior Notes due 2031 (the "2031 Notes") at on offering price of 99.248% of the principal amount thereof. Net of the original issue discount and debt issuance costs, we received net proceeds of $784.0 million.
Also, on May 3, 2023, we announced that $892.6 million, or 94.0% of the aggregate outstanding principal amount of the 2024 Notes were validly tendered pursuant to the Tender Offer. Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest. We incurred a $14.0 million loss on debt extinguishment comprised of $1.0 million for premium paid above par and $13.0 million of costs charged to expense on debt modification which were recognized during the year ended December 31, 2023.
Interest payments on the 2031 Notes of $29.0 million are due semi-annually on May 15 and November 15, with the exception of November 15, 2023, which included interest from May 3, 2023 through November 15, 2023 and totaled $30.9 million.
Merger Commitment Letter
In connection with the Merger Agreement, Six Flags, Cedar Fair and CopperSteel have entered into a Debt Commitment Letter, with the Arrangers, pursuant to which the Arrangers have committed to provide Debt Financing in connection with the Mergers. The Debt Commitment Letter amends, restates and supersedes the commitment letter, dated November 2, 2023, which provided revolving credit commitments in an aggregate amount of $800 million. The proceeds from the Debt Financing may be used to, among other things, pay for transaction costs in connection with the Mergers. The obligation of the Arrangers to provide the Debt Financing under the Debt Commitment Letter is subject to a number of conditions, including the receipt of executed loan documentation, accuracy of certain representations and warranties and the consummation of the transactions contemplated by the Merger Agreement.
Covenant Compliance
The Credit Facility and senior notes contains a number of customary negative covenants. Subject to certain exceptions, these covenants restrict our ability to, among other things, incur additional indebtedness, incur liens, make investments, sell assets, pay dividends, make capital expenditures, repurchase stock or engage in transactions with affiliates.
The Credit Facility also requires that as of the end of each fiscal quarter our senior secured leverage ratio, which is the ratio of our Senior Secured Debt to our Borrower Consolidated Adjusted EBITDA (as each term is defined in the Credit Facility) for the preceding four fiscal quarters, not exceed 4.25 to 1.0 for the fiscal quarter periods ending on or about September 30, 2023 through the fiscal quarter period ending on or about June 30, 2024, and 3.75:1.00 for the fiscal quarter period ending on or about September 30, 2024, and each four fiscal quarter period thereafter.
As of December 31, 2023, we are in compliance with all relevant covenants. Additionally, as of December 31, 2023, the entire remaining borrowing capacity would be available to us without breaching our maximum net leverage maintenance or other relevant covenant.

Total Indebtedness Summary
As of December 31, 2023 and January 1, 2023, total long-term debt consisted of the following:

	As of
(Amounts in thousands)	December 31, 2023	January 1, 2023
Term Loan B	$479,000	$479,000
Revolving Credit Facility	180,000	100,000
4.875% Senior Notes due 2024 ("2024 Notes")	56,867	949,490
7.00% Senior Secured Notes due 2025 ("2025 Notes")	365,000	365,000
5.50% Senior Notes due 2027 ("2027 Notes")	500,000	500,000
7.25% Senior Notes due 2031 ("2031 Notes")	800,000	—
Net discount	(6,167)	(2,138)
Deferred financing costs	(9,221)	(10,821)
Total debt	$2,365,479	$2,380,531
Less short-term borrowings	180,000	100,000
Less current portion of long-term debt	56,867	—
Total long-term debt	$2,128,612	$2,280,531
As of December 31, 2023, annual maturities of long-term debt, assuming no acceleration of maturities, were as follows:

(Amounts in thousands)
For the year ending:
2024	$56,867
2025	365,000
2026	479,000
2027	500,000
2028	180,000
2029 and thereafter	800,000
$2,380,867
Fair-Value of Long-Term Indebtedness
As of December 31, 2023, and January 1, 2023, the fair value of our long-term debt was $2,374.7 million and $2,284.3 million, respectively. The measurement of the fair value of long-term debt is based on market prices that are generally observable for similar liabilities at commonly quoted intervals and is considered a Level 2 fair value measurement.
9.    Selling, General and Administrative Expenses
Selling, general and administrative expenses were comprised of the following for the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Park	$160,187	$106,077	$117,830
Corporate	87,696	63,326	95,351
Total selling, general and administrative expenses	$247,883	$169,403	$213,181
10.    Stock Benefit Plans
Pursuant to the Long-Term Incentive Plan, we may grant stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, deferred stock units, performance and cash-settled awards and dividend equivalents to select employees, officers, directors and consultants of Holdings and its affiliates. The Company has reserved 19.3 million shares of common stock for issuance under Long-Term Incentive Plan, of which approximately 4.5 million are available for future issuance as of December 31, 2023.
During the years ended December 31, 2023, January 1, 2023 and January 2, 2022, we recognized stock-based compensation expense related to the Long-Term Incentive Plan of $11.4 million, $15.2 million and $23.6 million, respectively, which is included in selling, general and administrative expense in our consolidated statements of operations.
As of December 31, 2023, options to purchase approximately 1,186,000 shares of common stock, approximately 1,031,000 shares of restricted stock or restricted stock units and approximately 469,000 shares of performance stock units were outstanding under the Long-Term Incentive Plan.
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
The estimated fair value of our stock options granted was calculated using the Black-Scholes option pricing valuation model as of the grant date of the awards. This model takes into account several factors and assumptions. The risk-free interest rate is based on the yield on United States Treasury zero-coupon issues with a remaining term equal to the expected term assumption at the time of grant. We have sufficient historical data to develop an expected term assumption and we calculated the expected term using a mid-point scenario with a one-year grant date filter to exclude grants for which vesting could not have yet occurred. Expected volatility is based three-fourths on the term-matching historical volatility of our stock and one-fourth on the weighted-average implied volatility based on forward-looking pricing data on exchange-traded options for our stock. The expected dividend yield is based on our current quarterly dividend, if any, and a three-month average stock price. The fair value of stock options on the date of grant is expensed on a straight-line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
No stock options were granted during the years ended December 31, 2023 and January 1, 2023.
The following table summarizes stock option activity for the year ended December 31, 2023:

(Amounts in thousands, expect per share and term data)	Shares	Weighted Avg. Exercise Price Per Share ($)	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value ($)
Balance at January 1, 2023	1,684	$55.52
Granted	—	$—
Exercised	—	$—
Canceled	(467)	$53.45
Forfeited	(31)	$59.32
Expired	—	$—
Balance at December 31, 2023	1,186	$56.23	3.77	$—
Vested and expected to vest at December 31, 2023	1,186	$56.23	3.77	$—
Options exercisable at December 31, 2023	1,186	$56.23	3.77	$—

The following table presents the weighted average grant date fair value per share of the options granted, the total intrinsic value of options exercised, the total fair value of options that have vested, and the total cash received from the exercise of stock options during the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands, expect per share data)	December 31, 2023	January 1, 2023	January 2, 2022
Weighted average grant date fair value per share of options granted	$—	$—	$—
Total intrinsic value of options exercised	$—	$181	$5,470
Total fair value of vested options	$—	$223	$5,491
Total cash received from the exercise of stock options	$—	$1,039	$13,209
As of December 31, 2023, there was a nominal amount of unrecognized compensation expense related to option awards which is expected to be recognized within the first quarter of 2024.
Stock, Restricted Stock and Restricted Stock Units
Stock, restricted stock and restricted stock units granted under the Long-Term Incentive Plan may be subject to transfer and other restrictions as determined by the compensation committee of our Board of Directors. Generally, the unvested portion of restricted stock and restricted stock unit awards is forfeited upon termination of employment. The fair value of stock, restricted stock and restricted stock unit awards on the date of grant is expensed on a straight-line basis over the requisite service period of the graded vesting term as if the award was, in substance, multiple awards.
The following table summarizes stock, restricted stock and restricted stock unit activity for the year ended December 31, 2023:

(Amounts in thousands, except per share amounts)	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Non-vested balance at January 1, 2023	957	$37.55
Granted	650	$24.04
Vested	(348)	$30.99
Forfeited	(228)	$32.78
Non-vested balance at December 31, 2023	1,031	$32.30
The following table presents the weighted average grant date fair value per share of stock awards granted, the total grant date fair value of stock awards granted, and the total fair value of stock awards that have vested during the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands, except per share data)	December 31, 2023	January 1, 2023	January 2, 2022
Weighted average grant date fair value per share of stock awards granted	$24.04	$36.10	$44.07
Total grant date fair value of stock awards granted	$15,616	$15,009	$44,855
Total fair value of vested stock awards	$10,775	$11,210	$14,681
There was $10.1 million of total unrecognized stock-based compensation expense related to stock, restricted stock and restricted stock units as of December 31, 2023, that is expected to be recognized over a weighted-average period of 0.91 years.
Deferred Share Units
Prior to 2023, non-employee directors had the option to elect to receive the value of their annual cash retainer as a deferred share unit award ("DSU") under the Long-Term Incentive Plan whereby the non-employee director is granted DSUs in an amount equal to such director’s annual cash retainer divided by the closing price of our common stock on the date of the annual stockholders meeting. Each DSU represents our obligation to issue one share of common stock. The shares are delivered approximately thirty days following the cessation of the non-employee director’s service as a director of Holdings.

DSUs generally vest consistent with the manner in which non-employee directors’ cash retainers are paid. The fair value of the DSUs on the date of grant is expensed on a straight line basis over the requisite service period.
We did not grant any DSUs during the year ended December 31, 2023. During the years ended January 1, 2023 and January 2, 2022, approximately 8,000 and 7,000 DSUs were granted, respectively. The DSUs had a weighted-average grant date fair value of $29.70 and $43.36 per DSU, respectively. The total grant date fair value of DSUs granted was $0.2 million and $0.3 million for the years ended January 1, 2023 and January 2, 2022, respectively.
As of December 31, 2023, there was no unrecognized compensation expense related to the outstanding DSUs.
Dividend Equivalent Rights
On February 8, 2012, our Board of Directors granted dividend equivalent rights (“DERs”) to holders of unvested stock options. If and when we paid quarterly cash dividends on our common stock, the DERs accrue dividends from the stock option grant date through the date of vesting of the stock option, and are distributed, in either cash or stock, upon the vesting of the stock option award. Generally, holders of stock options for fewer than 1,000 shares of stock will receive their accumulated accrued dividends in cash and holders of stock options for 1,000 shares of stock or greater will receive their accumulated accrued dividends in shares of common stock.
Our Board of Directors has not granted stock options since the year ended December 31, 2019; however, options remain outstanding from prior grants. We recorded stock-based compensation for DER grants of a nominal amount, $0.1 million and $1.8 million for the years ended December 31, 2023, January 1, 2023 and January 2, 2022, respectively. All DERs issued upon stock options vesting during these periods accrued based on dividends that we declared prior to the suspension of dividend payments in connection with the increase in the Revolving Credit Facility in April 2020.
During the third quarter of 2023, we identified an accounting error for our stock-based compensation expense related to the recognition of expense for dividend equivalent rights ("DERs"). The error primarily relates to the inadvertent reversal of stock-based compensation expense for vested DERs for periods beginning in the first quarter of 2020 through the fourth quarter of 2022. As a result, the stock-based compensation for DER grants above have been revised from the figures previously reported. See Note 18 - Revision to Previously Reported Financial Information for additional information.
Performance Stock Units
During the year ended January 2, 2022, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA and revenue performance goals by 2023. The aggregate payout at target achievement under these awards if the performance goals are achieved in 2023 would be 41,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of December 31, 2023, we did not achieve the specified performance targets by 2023.
During the year ended January 2, 2022, performance stock units were granted to the chief executive officer that will vest upon the achievement of specified EBITDA performance goals during fiscal years 2022 through 2024, employee and guest satisfaction, and ESG achievement metrics. The aggregate payout at target achievement under these awards if the performance goals are achieved by 2024 would be 333,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has not been any stock-based compensation expense recorded for the performance stock units because, as of December 31, 2023, it is not deemed probable that we will achieve the specified performance targets by 2024. Based on the grant date fair value of these performance stock units as determined by the closing price of our common stock on the date of grant, the total unrecognized compensation expense related to these performance stock units at target achievement in 2024 is $14.5 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions and we will record the appropriate expense, as necessary. No expense has been recognized as of December 31, 2023.
During the year ended January 1, 2023, performance stock units were granted to key employees that will vest upon the achievement of specified EBITDA performance goals during fiscal years 2022 through 2024. The aggregate payout at target achievement under these awards if the performance goals are achieved in 2024 would be 378,000 shares, but could be more or less depending on the level of achievement and timing thereof. There has been no stock-based compensation expense recorded for the performance stock units because, as of December 31, 2023, it is not deemed probable that we will achieve the specified performance targets by 2024. Based on the grant date fair value of these performance stock units as determined by the closing price of Holdings’ common stock on the date of grant, the total unrecognized compensation cost related to these performance stock units at target achievement in 2024 is $14.7 million, which will be expensed over the service period if achievement of the performance conditions becomes probable. We will continue to evaluate the probability of achieving the performance conditions and we will record the appropriate expense, as necessary.
Employee Stock Purchase Plan
Our Employee Stock Purchase Plan (the "ESPP") allows eligible employees to purchase common stock at 90% of the lower of the market value of the common stock at the beginning or end of each successive six-month offering period. Amounts accumulated through participants’ payroll deductions ("purchase rights") are used to purchase shares of common stock at the end of each purchase period. No more than 2,000,000 shares of common stock may be issued pursuant to the ESPP. Shares of common stock may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market. As of December 31, 2023, we had 1,446,000 shares available for purchase pursuant to the ESPP.
Stock-based compensation related to purchase rights is recognized based on the difference between the outstanding share price and the purchase price paid by the eligible employees to purchase common stock during each respective six-month ESPP offering period. As of December 31, 2023, and January 1, 2023, no purchase rights were outstanding under the ESPP.
Stock-Based Compensation Expense
Stock-based compensation consisted of the following amounts for the years ended December 31, 2023, January 1, 2023 and January 2, 2022.

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Options and restricted stock	$11,254	$15,094	$23,196
Employee stock purchase plan	133	124	360
Total stock-based compensation	$11,387	$15,218	$23,556
11.    Income Taxes
The following table summarizes the domestic and foreign components of our income before income taxes for the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Domestic	$69,882	$161,205	$217,189
Foreign	38,908	31,789	2,028
Income before income taxes	$108,790	$192,994	$219,217

The following table summarizes the components of income tax expense (benefit) for the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

(Amounts in thousands)	Current	Deferred	Total
2023:
U.S. federal	$1,021	$5,471	$6,492
Foreign	13,499	(5,589)	7,910
State and local	6,450	1,438	7,888
Income tax expense	$20,970	$1,320	$22,290
2022:
U.S. federal	$(362)	$20,691	$20,329
Foreign	12,943	3,745	16,688
State and local	3,741	6,202	9,943
Income tax expense	$16,322	$30,638	$46,960
2021:
U.S. federal	$1,631	$33,765	$35,396
Foreign	1,367	(322)	1,045
State and local	7,006	6,175	13,181
Income tax expense	$10,004	$39,618	$49,622
Effective Tax Rate
Recorded income tax expense differed from amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 to income before income taxes as a result of the following:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Computed "expected" federal income tax (benefit) expense	$22,846	$42,113	$46,475
Effect of non-controlling interest income distribution	(9,975)	(9,377)	(8,771)
Change in valuation allowance	(2,340)	(11,408)	1,845
Effect of state and local income taxes, net of federal tax benefit	8,704	17,514	10,414
Deductible compensation in excess of book	(2,357)	1,463	(4,341)
Nondeductible compensation	5,562	264	5,652
Merger-related transaction costs	2,075	—	—
Effect of foreign income taxes	(2,500)	8,913	(1,082)
Effect of foreign tax credits	(877)	(977)	(94)
Other, net	1,152	(1,545)	(476)
Income tax expense (benefit)	$22,290	$46,960	$49,622
Deferred Taxes
In connection with emergence from Chapter 11 in 2010, the Company recognized cancellation of debt income ("CODI") upon discharge of its outstanding indebtedness. Under federal tax laws, after emergence from Chapter 11, the Company’s NOLs were reduced by approximately $804.8 million of CODI.
Sections 382 and 383 of the Internal Revenue Code (“IRC”) impose an annual limitation on the utilization of NOLs and other favorable Tax Attribute carryforwards. As a result of the emergence from Chapter 11, the limitation amount is the product of the value of the Company, computed under special rules that apply to a bankruptcy reorganization, and a published rate that applied for the month the Company emerged from Chapter 11. The Company’s limitation amount is approximately $32.5 million for each year to which NOLs and other Tax Attribute carryforwards that existed at emergence are carried forward. The Company has approximately $30.0 million of NOL carry forwards subject to Section 382 limitation.

Substantially all of our future taxable temporary differences (deferred tax liabilities) relate to the different financial accounting and tax depreciation methods and periods for property and equipment (20 to 25 years for financial reporting purposes and as few as 1 year for tax reporting purposes when bonus depreciation is elected) and intangibles. Our net operating loss carryforwards, foreign tax credits, alternative minimum tax credits, accrued insurance expenses and deferred compensation amounts represent future income tax benefits (deferred tax assets). The following table summarizes the components of deferred tax assets and deferred tax liabilities as of December 31, 2023, and January 1, 2023:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Deferred tax assets	$241,409	$235,845
Less: Valuation allowance	93,643	95,983
Net deferred tax assets	147,766	139,862
Deferred tax liabilities	325,277	324,499
Net deferred tax liability	$177,511	$184,637

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Deferred tax assets:
Federal net operating loss carryforwards	$19,375	$45,463
State net operating loss carryforwards	64,953	72,814
Deferred compensation	3,764	6,201
Foreign tax credits	16,225	17,786
Interest limitation carryforward	54,990	32,868
Accrued insurance, pension liability and other	82,102	60,713
Total deferred tax assets	$241,409	$235,845

Deferred tax liabilities:
Property and equipment	$230,059	$236,589
Intangible assets and other	95,218	87,910
Total deferred tax liabilities	$325,277	$324,499
As of December 31, 2023 we had deferred tax assets of $12.5 million associated with our foreign operations was included in Other assets, net on our consolidated balance sheet. We did not have any deferred tax assets as of January 1, 2023.
As of December 31, 2023, we had $160.9 million and $6.5 billion of gross net operating loss carryforwards available for U.S. federal income tax and state income tax purposes, respectively, that expire through 2030 and 2038, respectively. Foreign tax credits of $16.2 million expire between 2025 and 2027. We have a valuation allowance of $93.6 million and $96.0 million as of December 31, 2023, and January 1, 2023, respectively, due to uncertainties related to our ability to utilize some of our deferred tax assets before they expire. We analyze our ability to use our foreign tax credits based on our most probable outcome for future foreign sourced income. Based on that analysis, we have determined it is more likely than not that some of our foreign tax credits will not be fully utilized and have established a valuation allowance of approximately $16.2 million at December 31, 2023. The majority of the remaining valuation allowance at December 31, 2023 and January 1, 2023 was based on our inability to use state deferred tax assets related to NOLs that were generated in states where we no longer do business or where we have consistently not generated taxable income. The change in valuation allowance is all attributable to income from operations.
Unrecognized Tax Benefits
Our tax positions are evaluated for recognition using a more-likely-than-not threshold, and those tax positions requiring recognition are measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon effective settlement with a taxing authority that has full knowledge of all relevant information.
As of December 31, 2023, we had $26.1 million of unrecognized tax benefits, of which $4.4 million was included in Other long-term liabilities on our consolidated balance sheet and $21.7 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.

As of January 1, 2023, we had $25.6 million of unrecognized tax benefits, of which $2.6 million was included in Other long-term liabilities on our consolidated balance sheet and $23.0 million, which is associated with tax positions taken in tax years with NOL carryforwards, was presented as a reduction of deferred tax assets.
We classify interest and penalties attributable to income taxes as part of income tax expense. During the years ended December 31, 2023 and January 1, 2023, the expense recognized for interest and penalties was not material.
12.    Preferred Stock, Common Stock and Other Stockholders’ Equity
Common Stock
As of December 31, 2023, the number of authorized shares of common stock was 280,000,000, of which 84,124,014 shares were outstanding, 4,521,000 shares were reserved for future issuance through our Long-Term Incentive Plan, and 1,446,000 shares were reserved for future issuance through the ESPP. Pursuant to the ESPP, shares may be issued from authorized and unissued shares, treasury shares or shares purchased on the open market.
On March 30, 2017, our Board of Directors approved a stock repurchase plan that permits the repurchase of an incremental $500.0 million in shares of common stock (the "March 2017 Stock Repurchase Plan"). As of December 31, 2023, we had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases.
During the year ended January 1, 2023, we repurchased 3,464,000 shares for an aggregate price of $96.8 million. We did not repurchase any shares during the years ended December 31, 2023 and January 2, 2022.
We have not paid a quarterly cash dividend since the first quarter of 2020.
Preferred Stock
As of December 31, 2023, the number of authorized shares of preferred stock was 5,000,000, none of which have been issued or reserved for future issuance. The authorization of preferred shares empowers our Board of Directors, without further stockholder approval, to issue preferred shares with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. If issued, the preferred stock could also dilute the holders of our common stock and could be used to discourage, delay or prevent a change of control.
Accumulated Other Comprehensive Loss
The balances for each component of accumulated other comprehensive loss are as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(27,412)	$(16,819)	$(57,642)	$5,369	$(96,504)
Net current period change	(4,558)	6,299	12,147	(3,766)	10,122
Amounts reclassified from AOCL	—	5,535	1,402	(1,742)	5,195
Balance as of January 2, 2022	$(31,970)	$(4,985)	$(44,093)	$(139)	$(81,187)
Net current period change	(1,175)	11,540	3,817	(3,947)	10,235
Amounts reclassified from AOCL	—	(1,218)	891	84	(243)
Balance as of January 1, 2023	$(33,145)	$5,337	$(39,385)	$(4,002)	$(71,195)
Net current period change	3,136	—	1,111	(1,047)	3,200
Amounts reclassified from AOCL	—	(3,177)	940	556	(1,681)
Balances at December 31, 2023	$(30,009)	$2,160	$(37,334)	$(4,493)	$(69,676)

The Company had the following reclassifications out of accumulated other comprehensive loss during the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

Component of AOCL	Location of Reclassification into Income	Amount of Reclassification from AOCL
		Year Ended
		December 31, 2023	January 1, 2023	January 2, 2022
Amortization of loss on interest rate hedge	Interest expense	$(3,177)	$(1,218)	$5,535
	Income tax benefit	790	306	(1,390)
	Net of tax	$(2,387)	$(912)	$4,145

Amortization of deferred actuarial loss and prior service cost	Other (income) expense	$940	$891	$1,402
	Income tax expense	(234)	(222)	(352)
	Net of tax	$706	$669	$1,050

Total reclassifications		$(1,681)	$(243)	$5,195
13.    Pension Benefits
As part of the acquisition of Former SFEC, we assumed the obligations related to the SFTP Defined Benefit Plan (the "SFTP Benefit Plan"). The SFTP Benefit Plan covered substantially all of SFTP’s employees. During 1999, the SFTP Benefit Plan was amended to cover substantially all of our domestic full-time employees. During 2004, the SFTP Benefit Plan was further amended to cover certain seasonal workers, retroactive to January 1, 2003. The SFTP Benefit Plan permits normal retirement at age 65, with early retirement at ages 55 through 64 upon attainment of 10 years of credited service. The early retirement benefit is reduced for benefits commencing before age 62. Plan benefits are calculated according to a benefit formula based on age, average compensation over the highest consecutive 5-year period during the employee’s last 10 years of employment and years of service.
We froze the SFTP Benefit Plan effective March 31, 2006, and as of February 16, 2009, participants in the plan no longer earned future benefits. The SFTP Benefit Plan assets are invested primarily in fixed income securities. The SFTP Benefit Plan does not have significant liabilities other than benefit obligations. Under our funding policy, contributions to the SFTP Benefit Plan are determined using the projected unit credit cost method. This funding policy meets the requirements under the Employee Retirement Income Security Act of 1974 (“ERISA”).

Obligations and Funded Status
The following table sets forth the change in our benefit plan obligation and fair value of plan assets as of December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Change in benefit obligation:
Beginning balance	$163,261	$218,150	$237,126
Interest cost	7,817	5,518	5,119
Actuarial (gain) loss	3,070	(49,740)	(14,628)
Benefits paid	(10,544)	(10,667)	(9,467)
Benefit obligation at end of period	$163,604	$163,261	$218,150

Change in fair value of plan assets:
Beginning balance	$172,444	$217,997	$218,773
Actual return on assets	13,329	(33,721)	9,871
Employer contributions	—	—	—
Benefits paid	(10,544)	(10,667)	(9,467)
Administrative fees	(2,142)	(1,165)	(1,180)
Fair value of plan assets at end of period	$173,087	$172,444	$217,997
Employer contributions and benefits paid in the above table include only those amounts contributed directly to, or paid directly from, plan assets. As of December 31, 2023 and January 1, 2023, the fair value of the SFTP Benefit Plan assets exceeded its projected benefit obligation by $9.5 million and $9.2 million, respectively, resulting in a net plan asset position in each period. The net plan asset is presented in other assets, net in our consolidated balance sheets.
The weighted average assumptions used to determine benefit obligations are as follows:

	Year Ended
	December 31, 2023	January 1, 2023
Discount rate	4.75%	4.95%
Rate of compensation increase	N/A	N/A

Net periodic benefit cost and other comprehensive income (loss)
The following table sets forth the components of net periodic benefit cost and other comprehensive income (loss):

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Net periodic benefit cost:
Service cost	$—	$—	$—
Interest cost	7,817	5,518	5,119
Expected return on plan assets	(9,606)	(12,237)	(12,272)
Amortization of net actuarial loss	940	891	1,402
Administrative fees	$2,600	$1,200	$1,100
Total net periodic expense (benefit)	$1,751	$(4,628)	$(4,651)

Other comprehensive income:
Current year actuarial gain	$1,110	$3,817	$12,147
Recognized net actuarial loss	940	891	1,402
Total other comprehensive gain	$2,050	$4,708	$13,549
As of December 31, 2023 and January 1, 2023, we have recognized actuarial losses of $37.3 million (net of tax of $9.8 million) and $39.4 million (net of tax of $9.2 million), respectively, in accumulated other comprehensive loss in our consolidated balance sheets.
We anticipate that $0.9 million will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2024.
The weighted average assumptions used to determine our net periodic benefit cost are as follows:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
Discount rate	4.95%	2.60%	2.20%
Rate of compensation increase	N/A	N/A	N/A
Expected return on plan assets	5.75%	5.75%	5.75%
Corridor	10.00%	10.00%	10.00%
Average future life expectancy (in years)	23.62	24.17	24.77
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
Plan Assets
Our plan assets are allocate as follows: 95% to fixed income securities; 5% to international equity securities; and a nominal amount to alternative investments. Equity securities primarily include investments in large-cap companies located in the United States and abroad. Fixed income securities include bonds and debentures issued by domestic and foreign private and governmental issuers. Alternative investments are comprised of hedge fund of funds. The following table presents the categories of our plan assets and the related levels of inputs in the fair value hierarchy used to determine the fair value, as defined in Note 2 - Summary of Significant Accounting Policies:

	Fair Value Measurements as of December 31, 2023
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
International Equity (a)	$8,890	$8,890	$—	$—
Fixed Income:
Long Duration Fixed Income (b)	164,093	164,093	—	—
Alternatives:
Other Investments (c)	104	—	—	—
Fair Value of Plan Assets	$173,087	$172,983	$—	$—

	Fair Value Measurements as of January 1, 2023
(Amounts in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Observable Inputs (Level 3)
ASSET CATEGORY:
Equity Securities:
International Equity (a)	$8,415	$8,415	$—	$—
Fixed Income:
Long Duration Fixed Income (b)	159,158	159,158	—	—
Alternatives:
Other Investments (c)	4,871	—	—	—
Fair Value of Plan Assets	$172,444	$167,573	$—	$—
________________________________
(a)This category consists of mutual funds invested primarily in equity securities (common stocks, securities that are convertible into common stocks, preferred stocks, warrants and rights to subscribe to common stocks) of non-U.S. issuers purchased in foreign markets. The mutual funds are actively traded on U.S. or foreign registered exchanges, or the over-the-counter markets.
(b)The assets are comprised of U.S. Treasury Separate Trading of Registered Interest and Principal of Securities ("U.S. Treasury STRIPS") and mutual funds which are actively traded on the registered exchanges. The mutual funds are invested primarily in high quality government and corporate fixed income securities, as well as synthetic instruments or derivatives having economic characteristics similar to fixed income securities.
(c)Common/collective trust investments that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the total fair value of plan assets. The Company has participant redemptions restricted to the last business day of the quarter, with either a 65 days or 90 days period redemption notice.

Expected Cash Flows
We do not plan to make any contributions to plan trusts in 2024. The following table summarizes expected future benefit payments:

(Amounts in thousands)
Expected benefit payments:
2024	$11,053
2025	11,273
2026	11,421
2027	11,603
2028	11,656
2029 through 2033	57,609
Total expected benefit payments	$114,615
14.    Earnings Per Share of Common Stock
For the years ended December 31, 2023, January 1, 2023 and January 2, 2022, the computation of diluted earnings per common share included the effect of 0.5 million, 0.3 million and 0.9 million dilutive stock options and restricted stock units, respectively. For the years ended December 31, 2023, January 1, 2023 and January 2, 2022, the computation of diluted earnings per share of common stock excluded the effect of 1.4 million, 2.5 million and 3.4 million antidilutive stock options and restricted stock units, respectively. Earnings per common share for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 was calculated as follows:

	For The Year Ended
(Amounts in thousands, except per share amounts)	December 31, 2023	January 1, 2023	January 2, 2022
Net income attributable to Six Flags Entertainment Corporation common stockholders	$38,999	$101,383	$127,829

Weighted-average common shares outstanding—basic	83,410	84,366	85,708
Effect of dilutive stock options and restricted stock units	525	329	943
Weighted-average common shares outstanding—diluted	83,935	84,695	86,651

Earnings per share—basic	$0.47	$1.20	$1.49
Earnings per share—diluted	$0.46	$1.20	$1.48
15.    Commitments and Contingencies
Partnership Parks
On April 1, 1998, we acquired all of the capital stock of Former SFEC for $976.0 million, paid in cash. In addition to our obligations under outstanding indebtedness and other securities issued or assumed in the Former SFEC acquisition, we also guaranteed certain contractual obligations relating to the Partnership Parks. Specifically, we guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $88.5 million in 2024 (subject to cost of living adjustments) to the limited partners of the partnership entities (the Georgia Partnership with respect to the SFOG and the Texas Partnership with respect to the SFOT) that owns the Partnership Parks (based on our ownership of units as of December 31, 2023, our share of the distribution will be approximately $39.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6% of the Partnership Parks’ revenues. Cash flow from operations at the Partnership Parks is used to satisfy these requirements, before any funds are required from us. We also guaranteed the obligation of our subsidiaries to annually purchase all outstanding limited partnership units to the extent tendered by the unit holders (the "Partnership Park Put"). The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Partnership Put Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously paid for the units of the Partnership Parks by certain entities. In light of the temporary suspension of operations of the Partnership Parks due to the COVID-19 pandemic in March 2020, which would cause the value of the limited partnership units of the Partnership Parks to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units. Accordingly, to preserve liquidity in 2020 and avoid uncertainty with future purchase prices for the units, we adjusted the 2020 offer price to set a minimum price floor for all future purchases. Pursuant to the valuation methodologies described in the preceding sentence, the Partnership Put Price for the Partnership Parks, if determined as of December 31, 2023 is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of December 31, 2023, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively.
In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, we will have the option (each the “End-of-Term Option”) to require the redemption of all the limited partnership units we do not then own in the Partnerships. To exercise the End-of-Term Option, we must give the Georgia Partnership notice of its exercise no later than December 31, 2024 and we must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Partnership Parks. Alternatively, if the End-of-Term Option is not exercised, the Partnership Park entities may be sold and the proceeds applied to redeem the outstanding interests in the Georgia Partnership and Texas Partnership, as applicable. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units we do not then own would, is based on the agreed-upon value of the partnerships included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The agreements for Georgia Partnership and the Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships, when the agreements were executed, was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2023, the agreed upon value, as adjusted for CPI, would be $483.5 million and $712.7 million for SFOG and SFOT, respectively. The agreed upon values, if determined as of December 31, 2023, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $330.9 million and $332.6 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, if the End-of-Term Option were to be exercised. The actual agreed upon value for the End-of-Term Option will be further adjusted by CPI until the end of the each respective agreement. The decision to exercise, or not exercise, the End-of-Term Option for either of SFOT or SFOG will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.
Pursuant to the 2023 and 2022 annual offers, we did not purchase units from the Georgia Partnership. We purchased 0.149 units from the Texas partnership for approximately $0.3 million in May 2023. We purchased 0.25358 units from the Texas partnership for approximately $0.6 million in May 2022. The $400.0 million accordion feature on the Term Loan B (as defined in Note 8 - Long-Term Indebtedness) is available for borrowing for future "put" obligations, if necessary.
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
We incurred $26.0 million of capital expenditures at these parks during the 2023 season and intend to incur capital expenditures at these parks for the 2024 season in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $16.3 million of cash in 2023 from operating activities after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.
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
In November 1999, we entered into license agreements pursuant to which we have the exclusive right on a long-term basis to theme park use in Europe, Central and South America of all animated, cartoon and comic book characters that Warner Bros. and DC

Comics have the right to license for such use. Under such agreements, the license fee is based on specified percentages of the gross revenues of the applicable parks.
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
We generally renegotiate our insurance policies on an annual basis. The majority of our current insurance policies expire on December 31, 2024. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks.
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
Our self-insurance reserves are periodically reviewed for changes in facts and circumstances and adjustments are made as necessary. During the second quarter of 2023, an actuarial analysis of our general liability and worker’s compensation self-insurance reserves resulted in a change in estimate that increased our ultimate loss indications on both identified claims and IBNR claims. The determination to undertake such an actuarial analysis resulted from greater than previously estimated reserve adjustments on identified claims during the quarter as well as an observed pattern of increasing litigation and settlement costs. As a result of this actuarial analysis, we revised certain key actuarial assumptions utilized in determining estimated ultimate losses, including loss development factors. The change in estimate resulted in an increase to selling, general and administrative expense on our consolidated statements of operation of $37.6 million during the year ended December 31, 2023.
Total accrued self-insurance reserves were $64.6 million and $34.1 million as of December 31, 2023 and January 1, 2023.
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
Legal Proceedings Related to Proposed Mergers
On February 16, 2024, a purported stockholder of the Company filed a complaint captioned Garfield vs. Baldanza, et al., No. 42-350320-24, against the Company, its Board of Directors (the "Board"), Cedar Fair, and CopperSteel (collectively, the "Defendants") in the District Court of Tarrant County, Texas. The compliant alleges, among other things, that the Company made materially false and misleading statements in connection with its proposed combination with Cedar Fair, and that the Board breached their fiduciary duties to stockholders in approving the merger and in disseminating the challenged disclosures. The complaint, among other things, seeks a declaration that the Company and the Board breached their fiduciary duties, requests attorneys' fees and costs, and asks the court to compel the Defendants to make certain supplemental disclosures or enjoin or unwind the proposed transaction absent such disclosures.
The Company has received additional letters and draft complaints demanding additional supplemental disclosures.
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
On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023. Oral argument is scheduled for March 4, 2024.We believe this lawsuit is without merit; however, there can be no assurance regarding the ultimate outcome. Regardless of the merit of plaintiffs’ claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.
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
On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On May 5, 2023, the individual defendants and the Company agreed to accept service of the petition, and plaintiff agreed that the individual defendants and the Company had no obligation to respond to the petition and that defendant's answer dates are tolled until plaintiff files an amended petition. Plaintiff stated Plaintiff would file an amended petition by June 30, 2023. On August 25, 2023, Plaintiff filed an amended petition. On September 7, 2023, the individual defendants and the Company filed a motion to stay pending resolution of a duplicative federal derivative action, captioned Dela Cruz v. Reid-Anderson, et al, Case No. 3:23-CV-0396-D (N.D. Tex), and described below. On September 15, 2023, the court granted the motion to stay and ordered the action stayed until 30 days after a ruling by the federal court on the motions to dismiss pending in Dela Cruz v. Reid-Anderson.
On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 12, 2023, Six Flags and the individual defendants filed motions to dismiss the amended complaint. On January 12, 2024, the district court granted defendants' motions, dismissing the complaint in its entirety and with prejudice. On February 7, 2024, Plaintiffs filed a Notice of Appeal of the district court's decision.

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
Personal Injury Lawsuit
On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. On April 14, 2023, Six Flags Splashtown settled with 421 plaintiffs, including all bellwether plaintiffs set for trial on April 17, 2023, for an immaterial amount. On September 22, 2023, the Park settled with 55 additional plaintiffs, including the bellwether plaintiffs set for trial on January 15, 2024, for an immaterial amount. These settlements resolved claims brought by these plaintiffs only and do not resolve all claims arising from the alleged chemical vapor release. There are 19 remaining plaintiffs represented by different firms. All pro se plaintiffs have been dismissed. The parties are working to document these settlements and the Court has appointed special masters to determine the amounts each settling plaintiff will receive. Regardless of the merit of particular claims, litigation may be expensive, time-consuming, disruptive to the Company's operations and distracting to management. In recognition of these considerations, the Company may enter into further settlement agreements or other arrangements to settle litigation and resolve such disputes and particularly the 19 remaining plaintiffs. No assurance can be given that such agreements can be obtained on acceptable terms or that litigation will not occur. These agreements may also significantly increase the Company's operating expenses. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from the remaining matters in excess of the amount of that we have recorded for this litigation, which amount is not material to our consolidated financial statements.
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
Tax and other contingencies
As of December 31, 2023, and January 1, 2023, we had a nominal amount of accrued liabilities for tax and other indemnification contingencies related to certain parks sold in previous years that could be recognized as recovery losses from discontinued operations in the future if such liabilities are not requested to be paid.
16.    Leases
We have operating leases for amusement parks, land, vehicles, machinery and certain equipment. Our leases have remaining lease terms of less than one year to 42 years, some of which include an option to extend the underlying leases for up to 20 years, and some of which include an option to terminate the underlying lease within one year. For our noncancelable operating leases with such options to extend, because we may determine it is not reasonably certain we will exercise the option, the options are not considered in determining the lease term, and associated potential option payments are excluded from lease payments. Our leases generally do not include restrictive financial or other covenants. Payments due under the lease contracts include fixed payments and, for certain of our leases, variable payments.
The components of lease cost for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 are as follows:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023	January 2, 2022
Finance Lease Expense
Amortization of ROU assets	$968	$980	$900
Interest on lease liabilities	52	90	106
Operating lease cost	23,423	23,896	24,152
Short-term lease cost	9,163	6,038	3,904
Variable lease cost	2,716	5,363	6,744
Total lease cost	$36,322	$36,367	$35,806
Lease costs for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 included minimum rental payments under operating leases recognized on a straight-line basis over the term of the lease.
Other information related to leases for the years ended December 31, 2023, January 1, 2023 and January 2, 2022 is as follows:

	Year Ended
(Amounts in thousands, except for lease term and discount rate)	December 31, 2023	January 1, 2023	January 2, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$22,104	$22,578	$26,936
Financing cash flows for finance leases	999	926	641
Operating cash flows from finance leases	52	90	106
Operating Leases
ROU assets obtained in exchange for lease liabilities	83	268	384
Finance Leases
ROU assets obtained in exchange for lease liabilities	—	—	1,702
Additional information related to our operating leases for the year ended December 31, 2023 is as follows:

Weighted average remaining lease term (in years)	17.72
Weighted average discount rate	6.87%
Additional information related to our finance leases for the year ended December 31, 2023 is as follows:

Weighted average remaining lease term (in years)	1.04
Weighted average discount rate	3.83%

The following tables set forth supplemental balance sheet information related to operating and finance leases as of December 31, 2023 and January 1, 2023:

	Year Ended
(Amounts in thousands)	December 31, 2023	January 1, 2023
Operating Leases
Right of use assets, net	$134,857	$158,838

Short-term lease liabilities	9,733	10,689
Long-term lease liabilities	155,204	163,892
Total operating lease obligation	$164,937	$174,581

Finance Leases
Property and equipment, at cost	$3,846	$3,920
Accumulated depreciation	(2,996)	(2,074)
Total property and equipment, net	$850	$1,846

Short-term lease liabilities	$781	$999
Long-term lease liabilities	131	912
Total finance lease obligation	$912	$1,911
During the year ended December 31, 2023, we recognized an impairment loss on the right-of-use asset of $13.2 million at our Frontier City theme park and Hurricane Harbor Oklahoma City water park. During the year ended January 1, 2023, we recognized an impairment on the right-of-use asset of $15.1 million at our Hurricane Harbor Splashtown water park in Houston, Texas.
Maturities of non-cancelable operating and finance lease liabilities as of December 31, 2023, are summarized in the table below.

(Amounts in thousands)	As of December 31, 2023
	Finance Leases	Operating Leases
2024	$797	$20,275
2025	132	18,231
2026	—	17,802
2027	—	17,751
2028	—	17,740
Thereafter	—	206,269
Total	$929	$298,068
Less: present value discount	(17)	(133,131)
Lease liability	$912	$164,937
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
All of our owned or managed parks are located in the United States with the exception of two parks in Mexico and one park in Montreal, Canada. We also have revenue and expenses related to the development of Six Flags-branded parks outside of North America. The following information reflects our long-lived assets (which consists of property and equipment, goodwill, intangible assets and right-of-use assets), revenues and income before income taxes by domestic and foreign jurisdictions as of or for the years ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Domestic	Foreign	Total
As of or for the year ended December 31, 2023
Long-lived assets	$2,297,440	$126,409	$2,423,849
Revenues	1,266,214	159,689	1,425,903
Income before income taxes	69,882	38,908	108,790
As of or for the year ended January 1, 2023
Long-lived assets	$2,290,318	$114,048	$2,404,366
Revenues	1,235,356	122,879	1,358,236
Income before income taxes	161,205	31,789	192,994
As of or for the year ended January 2, 2022
Long-lived assets	$2,324,420	$117,066	$2,441,486
Revenues	1,407,671	89,234	1,496,905
Income before income taxes	217,189	2,028	219,217
18. Revision to Previously Reported Financial Information
During the third quarter of 2023, we identified an accounting error for our stock-based compensation expense related to the recognition of expense for dividend equivalent rights ("DERs"). The error primarily relates to the inadvertent reversal of stock-based compensation expense for vested DERs for periods beginning in the first quarter of 2020 through the fourth quarter of 2022. We have assessed the error and concluded that it was not material to any prior periods. However, the aggregate amount of the error would have been material to our consolidated financial statements in the current period. Therefore, we have revised our previously issued financial information. Prior periods not presented herein will be revised, as applicable, in future filings.
The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated balance sheet as of January 2, 2022.

	As of January 2, 2022
(Amounts in thousands)	As Reported	Adjustments	As Revised
Capital in excess of par value	$1,120,084	$7,626	$1,127,710
Accumulated deficit	(2,023,251)	(7,626)	(2,030,877)
Total stockholders' deficit	(982,200)	—	(982,200)
Total liabilities and stockholders' deficit	$2,968,590	$—	$2,968,590
The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated balance sheet as of January 1, 2023.

	As of January 1, 2023
(Amounts in thousands)	As Reported	Adjustments	As Revised
Capital in excess of par value	$1,104,051	$15,171	$1,119,222
Accumulated deficit	(1,985,500)	(15,171)	(2,000,671)
Total stockholders' deficit	(950,565)	—	(950,565)
Total liabilities and stockholders' deficit	$2,665,825	$—	$2,665,825

The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated statement of operations for the year ended January 2, 2022.

	Year Ended January 2, 2022
(Amounts in thousands)	As Reported	Adjustments	As Revised
Selling, general and administrative expenses (1)	$211,087	$2,094	$213,181
Income before income taxes	221,311	(2,094)	219,217
Net income	171,689	(2,094)	169,595
Net income attributable to Six Flags Entertainment Corporation	129,923	(2,094)	127,829
Earnings per average common share outstanding:
Basic	$1.52	$(0.03)	$1.49
Diluted	$1.50	$(0.02)	$1.48
_____________________________________
(1)     Including stock-based compensation of $21,462 and $23,556 in the "As Reported" and "As Revised" figures, respectively. "As Reported" figure adjusted to reflect the reclassification of pension-related expense to other (income) expense, net in our condensed consolidated statements of operations as discussed in Note 1 - General - Basis of Presentation.
The following table presents the impact of correcting the error previously discussed on the affected line items of our consolidated statement of operations for the year ended January 1, 2023.

	Year Ended January 1, 2023
(Amounts in thousands)	As Reported	Adjustments	As Revised
Selling, general and administrative expenses (1)	$161,858	$7,545	$169,403
Income before income taxes	200,539	(7,545)	192,994
Net income	153,579	(7,545)	146,034
Net income attributable to Six Flags Entertainment Corporation	108,928	(7,545)	101,383
Earnings per average common share outstanding:
Basic	$1.29	$(0.09)	$1.20
Diluted	$1.29	$(0.09)	$1.20
_____________________________________
(2)     Including stock-based compensation of $7,673 and $15,218 in the "As Reported" and "As Revised" figures, respectively. "As Reported" figure adjusted to reflect the reclassification of pension-related expense to other (income) expense, net in our condensed consolidated statements of operations as discussed in Note 1 - General - Basis of Presentation.
The consolidated statements of stockholders' deficit and the consolidated statements of comprehensive income for the years ended January 2, 2022 and January 1, 2023, have also been revised to reflect the impacts to net income. The consolidated statement of cash flows for the years ended January 2, 2022 and January 1, 2023 have been adjusted to reflect the impact to net income and stock-based compensation. The adjustments did not affect any subtotals within the statement of cash flows for any previous period.
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
ITEM 9A.    CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of December 31, 2023, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting included in Item 8 of this Annual Report is incorporated by reference herein.
Attestation Report of Registered Public Accounting Firm
KPMG LLP’s Attestation Report included in Item 8 of this Annual Report is incorporated by reference herein.
Changes in Internal Control Over Financial Reporting During the Quarter Ended December 31, 2023
There were no changes in our internal control over financial reporting, as such term is defined under Rule 13a-15(f) or 15(d)-15(f) promulgated under the Securities Exchange Act of 1934, as amended, that occurred during our fiscal quarter ended December 31, 2023 other than certain internal controls related to the implementation of a new accounting and financial reporting system that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Act of 1933, adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (each as defined in Item 408(a) and (c) of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item regarding our executive officers is provided in "Item 1. Business — Executive Officers and Certain Significant Employees" of this Annual Report. The information required by this item concerning our directors, our codes of ethics and other corporate governance information is incorporated by reference and will be filed by the Company within 120 days after the fiscal year ended December 31, 2023.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference and will be filed by the Company within 120 days after the fiscal year ended December 31, 2023.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item concerning security ownership of certain beneficial owners and management is incorporated by reference and will be filed by the Company within 120 days after the fiscal year ended December 31, 2023.
Equity Compensation Plan Information
The following table contains information as of December 31, 2023 regarding shares of common stock that may be issued under equity compensation plans approved by our stockholders (Employee Stock Purchase Plan and Long-Term Incentive Plan).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,184,000	(1)	$56.23	(2)	5,967,000	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,184,000		$56.23		5,967,000
________________________________
(1)Excludes restricted stock units outstanding under the Company’s Long-Term Incentive Plan and rights outstanding under the Company’s Employee Stock Purchase Plan. We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the Company’s Employee Stock Purchase Plan.
(2)The determination of the weighted-average exercise price excludes outstanding rights under the Company’s Employee Stock Purchase Plan and restricted stock units under the Company’s Long-Term Incentive Plan.
(3)Consists of 1,446,000 shares reserved for issuance under the Company’s Employee Stock Purchase Plan and 4,521,000 shares reserved for issuance under the Long-Term Incentive Plan. The Employee Stock Purchase Plan allows eligible employees to purchase shares at 90% of the lower of the fair market value on the first or last trading day of each six-month offering period. Shares available for issuance under the Long-Term Incentive Plan can be granted pursuant to stock options, stock appreciation rights, restricted stock or units, performance units, performance shares and any other stock-based award selected by the committee.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference and will be filed by the Company within 120 days after the fiscal year ended December 31, 2023.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference and will be filed by the Company within 120 days after the fiscal year ended December 31, 2023.

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
(a)(3) Exhibits

Exhibit Number		Exhibit Description
2.1	+
Agreement and Plan of Merger, dated as of November 2, 2023 by and among Cedar Fair L.P., Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub LLC-incorporated by reference to Exhibit 2.1 to Registrants Current Report on Form 8-K (File No. 001-13703) filed on November 2, 2023.

3.1
Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation--incorporated by reference to Exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on August 11, 2023.

3.2
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
3.4
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

4.7		Form of 7.000% Senior Secured Notes due 2025—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.
4.8	*	Description of Securities.
4.9
Indenture, dated as of May 3, 2023, among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

4.10		Form of 7.250% Senior Note Due 2031--incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.
10.1P
Overall Agreement, dated February 15, 1997 by and among Six Flags Fund, Ltd. (L.P.), the Salkin Family Trust, SFG, Inc., SFG-I, LLC, SFG-II, LLC, Six Flags Over Georgia, Ltd., SFOGII, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, LLC, Six Flags Over Georgia, Inc., Six Flags Theme Parks, Inc. and Six Flags Entertainment Corporation (incorporated by reference to Registrant's Annual Report on Form 10-K filed on March 23, 1998.

10.2P		Subordinated Indemnity Agreement, dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner, Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein--incorporated by reference from Exhibit 2(b) to Registrant's Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.
10.3
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

10.5
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

10.10	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.
10.11	†
Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended April 4, 2021.

10.12	†
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

10.14	†
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

10.31	†
Employment Agreement, dated May 31, 2022, by and between Gary Mick and Six Flags Entertainment Corporation – incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 31, 2022

10.32	†
Employment Agreement, dated June 13, 2022, by and between Aimee Williams-Ramey and Six Flags Entertainment Corporation – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 14, 2022

10.33
Amendment No. 1, dated November 10, 2022, to the Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 10, 2022

10.34
Replacement Revolving Facility and Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the replacement revolving lenders and incremental revolving lenders--incorporated by reference Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

10.35
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto--incorporated by reference Exhibit 10.2 to Registrant's Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

10.36
Consulting Agreement, dated August 11, 2023, by and between Six Flags Entertainment Corporation and Aimee Williams-Ramey — incorporated by reference Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q (File No. 001-13703) filed on August 11, 2023.

10.37
Voting and Support Agreement, dated as of November 2, 2023, by and between Cedar Fair, L.P., Six Flags Entertainment Corporation, and H Partners, LP and certain of its affiliates--incorporated by reference to Exhibit 2.2 to Six Flags Entertainment Corporation's Current Report on Form 8-K, filed on November 2, 2023.

10.38
Letter Agreement, effective as of December 20, 2023 by and between Six Flags Entertainment Corporation and Selim A. Bassoul--incorporated by reference to Exhibit 10.1 to Registrant's Current Report on Form 8-K (File No. 001-13703), filed on December 22, 2023.

21.1	*	Subsidiaries of the Registrant.
23.1	*	Consent of Independent Registered Public Accounting Firm.
31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	*	Compensation Clawback Recovery Policy.
101	*
The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements.

104	*	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL.
________________________________
*Filed herewith
P Filed paper only
†Management contract or compensatory plan
+ Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.
(b)Exhibits
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

Date: February 29, 2024

SIX FLAGS ENTERTAINMENT CORPORATION

	By:	/s/ SELIM BASSOUL
Selim Bassoul President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ SELIM BASSOUL	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2024
Selim Bassoul

/s/ GARY MICK	Chief Financial Officer (Principal Financial Officer)	February 29, 2024
Gary Mick

/s/ DEREK SAMPLE	Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2024
Derek Sample

/s/ BEN BALDANZA	Non-Executive Chairman	February 29, 2024
Ben Baldanza

/s/ ESI EGGLESTON BRACEY	Director	February 29, 2024
Esi Eggleston Bracey

/s/ CHIEH HUANG	Director	February 29, 2024
Chieh Huang

/s/ ENRIQUE RAMIREZ MENA	Director	February 29, 2024
Enrique Ramirez Mena

/s/ ARIK RUCHIM	Director	February 29, 2024
Arik Ruchim

/s/ MARILYN SPIEGEL	Director	February 29, 2024
Marilyn Spiegel