Form 10-K/A
period 2023-12-31
Six Flags Entertainment Corp
filed 2024-04-29
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM
10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from    to
Commission File
Number 001-13703

SIX FLAGS ENTERTAINMENT CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	13-3995059
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Ballpark Way, Suite 400 Arlington, Texas	76011
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972)
595-5000
Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common stock, $0.025 par value per share	SIX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a
well-known
seasoned issuer, as defined in Rule 405 of the Securities Act of 1993. Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1934. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
Rule 12b-2
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
of the Act). Yes ☐ No ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b). ☒
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
On April 15, 2024, there were 84,274,760 shares of common stock, par value $0.025, of the registrant issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
On February 29, 2024, Six Flags Entertainment Corporation (the “Company,” “Six Flags,” “we,” or “our”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Original Form
10-K”).
The Original Form
10-K
omitted Part III, Items 10 (
Directors
, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions and Director Independence) and 14 (Principal Accounting Fees and Services) in reliance on the General Instructions to Form
10-K,
which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form
10-K,
in either case filed with the Securities and Exchange Commission (the “SEC”) not later than 120 days after the end of the fiscal year.
We currently do not expect that a definitive proxy statement for a 2024 annual meeting of stockholders will be filed within 120 days after the end of the last fiscal year. Accordingly, this Amendment No. 1 to Form
10-K
(this “Amendment”) is being filed solely to:

•	amend Items 10 through 14 of the Original Form 10-K to include the information required by such Items; and

•
in accordance with Rule
12b-15
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), file new certifications of the Company’s principal executive officer and principal financial officer required by Rule
13a-14(a)
under the Exchange Act as exhibits to this Amendment under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including currently dated certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

The cover page of the Form
10-K
is also amended to delete the reference to incorporation by reference of the Company’s definitive proxy statement. Except as described above, no other changes have been made to the Original Form
10-K.
The Original Form
10-K
continues to speak as of the date of the Original Form
10-K,
and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form
10-K
other than as expressly indicated in this Amendment.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information About Our Directors

The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of April 1, 2024, and years of tenure on the Board:

Name	Age	Director Since	Independent	Positions Held with the Company
Ben Baldanza	62	2020	Yes	Director, Non-Executive Chairman
Selim Bassoul	67	2020		Director, President & CEO
Esi Eggleston Bracey	53	2020	Yes	Director
Chieh Huang	42	2022	Yes	Director
Enrique Ramirez	52	2020	Yes	Director
Arik Ruchim	43	2020	Yes	Director
Marilyn Spiegel	71	2023	Yes	Director

The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Ben Baldanza is Chief Executive Officer of Diemacher LLC, an advisory firm helping businesses restructure, raise revenues, and reduce costs. From 2006 to 2016, Mr. Baldanza served as the President and Chief Executive Officer, and as a director, of Spirit Airlines, Inc., a commercial passenger airline. Prior to joining Spirit Airlines, Inc., Mr. Baldanza held positions in finance, marketing, and operations at various airlines. He currently is a director of JetBlue Airways Corporation and serves on its Audit committee. He is also an operating partner with Sterling Investment Partners, a private equity firm, and an Adjunct Professor of Economics at George Mason University. He holds a B.A. from Syracuse University and an M.A. in Public Administration from Princeton University. Mr. Baldanza brings to the Board extensive financial, commercial, and operational experience with expertise in strategic planning, financial planning, budgeting, revenue management, productivity, human resources, and labor relations.

Selim Bassoul became President and Chief Executive Officer of the Company in November 2021 and was the Chairman of the Board from February 2021 to November 2021. Mr. Bassoul served as President and Chief Executive Officer, and Chairman of The Middleby Corporation, a manufacturer of food service and processing equipment, from 2001 to 2019. Mr. Bassoul previously served on the boards of Diversey Holdings, Ltd. as a director and non-executive chairman, 1847 Goedeker Corporation, Confluence Outdoor, Piper Aircraft, Inc., and Scientific Protein Laboratories LLC. He holds a B.A. in Business Administration from the American University of Beirut, and an M.B.A. in Finance and Marketing from the Kellogg School of Management at Northwestern University. Mr. Bassoul’s proven leadership as Chairman, President and Chief Executive Officer of The Middleby Corporation, his operational expertise in multiple geographies, and strong focus on customer experience, culinary and food service, and global expansion, make him especially qualified to serve as a member of the Board and guide the Company strategically.

Esi Eggleston Bracey is currently Chief Growth and Marketing Officer of Unilever PLC since January of 2024. She has previously served as President of Unilever USA and CEO Personal Care North America since July 2022, and Executive Vice President and Chief Operating Officer of North America Beauty and Personal Care at Unilever PLC, a multi-national consumer goods company, from January 2018 until June 2022. Ms. Bracey was appointed as President Designee of Consumer Beauty at Coty Inc., a global beauty company, in November 2015, and served as President from October 2016 until March 2017. She previously served as Senior Vice President of Global Cosmetics at The Procter & Gamble Company, a worldwide consumer goods company, from August 2009 to October 2016. Ms. Bracey serves as a director of Williams-Sonoma, Inc., where she is a member of the Audit and Finance Committee. Ms. Bracey holds a B.A. in Engineering Sciences from Dartmouth College. Ms. Bracey is well qualified to serve on the Board based on her significant strategic management and marketing experience in the retail and consumer goods industry.

Chieh Huang is the President of the World Economic Forum’s Global Collaboration Village. Prior to the World Economic Forum, Mr. Huang founded and led both public and private companies. He was the Chief Executive Officer of Astro Ape Studios, one of the first mobile social-gaming studios, Astro Ape was acquired by social gaming pioneer Zynga, and Mr. Huang later became the Director of Zynga Mobile NY. Mr. Huang was a co-founder of Boxed, Inc. and served as Chief Executive Officer until May 2023. Mr. Huang also served as a board member of Boxed, Inc., which filed a voluntary petition for reorganization under Chapter 11 in the U.S. Bankruptcy Court for the District of Delaware in April 2023 and ultimately sold its assets through Section 363 of the Bankruptcy Code in May 2023. Before his days as an entrepreneur, Mr. Huang was a corporate attorney at Proskauer. Mr. Huang is active with several non-profit organizations and also serves as an advisory team member of McLaren Racing, with entries in Formula 1, IndyCar, Formula E and Extreme E. Mr. Huang received his B.A. in economics at The Johns Hopkins University and holds a J.D. from Fordham University. Mr. Huang’s entrepreneurial mindset and extensive background in information technology provide the Board and the Company valuable insight and guidance.

Enrique Ramirez currently serves as President and Chief Financial Officer of Buff City Soap, a rapidly expanding retailer of handmade, plant-based soaps, laundry, bath and body products with over 250 locations across the country. He has also served as a director on the board of Jack in the Box since January 2024. From April 2019 until March 2022, he served as General Manager of Pizza Hut Latin America and Iberia, a division of Yum! Brands, Inc., a global restaurant operator including the KFC, Pizza Hut, and Taco Bell brands. From January 2014 to April 2020, he served as Chief Financial Officer of Pizza Hut Global. Mr. Ramirez held roles of increasing responsibility in finance and strategic development at Pizza Hut since 2010. Originally from Mexico City, he holds a B.A. in Economics from the Instituto Tecnologico Autonomo de Mexico and an M.B.A. from The Wharton School of the University of Pennsylvania. Mr. Ramirez brings strong financial expertise to the Board and provides insight into the Company’s operations, risks, and opportunities developed through his years of experience as an executive in multi-unit retail and global restaurant operations.

Arik Ruchim is a Partner at H Partners, LP, an investment management firm and one of Six Flags’ largest stockholders. Prior to joining H Partners in 2008, Mr. Ruchim was at Creative Artists Agency and Cruise/Wagner Productions. Mr. Ruchim previously served as a director of Tempur Sealy International, Inc., a global leader in the design, manufacture and distribution of bedding products, Remy International, Inc., a global manufacturer of automotive parts, and as a director of Dick Clark Productions, a television production company. Mr. Ruchim has a Bachelor of Business Administration with Distinction from the University of Michigan. Mr. Ruchim brings to the Board a strong business acumen and extensive investment experience, as well as a vigorous record of stockholder value creation.

Marilyn Spiegel has over 30 years’ experience in the gaming and hospitality industry, including as President of iconic Las Vegas resorts. She served as President of Wynn Las Vegas from December 2010 until her retirement in February 2013, and then came out of retirement to again serve as Wynn’s President from January 2019 to September 2021. Prior to her role at Wynn Las Vegas, from August 2006 to November 2010, Ms. Spiegel served as President of three Harrah’s Entertainment hotel and casino properties: Bally’s and Paris Las Vegas initially, and then in January 2010 her responsibilities were expanded to include Planet Hollywood following its acquisition by Harrah’s. Previously, she was the President of Harrah’s Las Vegas & Rio All-Suite Hotel & Casino from January 2004 to July 2006, after having served as the Senior Vice President of Human Resources of Harrah’s Entertainment (currently Caesars Entertainment) from June 1999 to December 2003. Ms. Spiegel serves as a Board Member of

Invited Clubs, the largest owner and operator of private golf and country clubs in the country. She has also been a member of the Board of Advisors for Nicholas & Company since 2015, and serves as Executive Secretary and a Board Member of Catholic Charities of Southern Nevada. Ms. Spiegel has a bachelor’s degree in marketing and a master’s degree in education from the University of Utah. Ms. Spiegel’s leadership and operational expertise in hospitality, revenue management and human resources add important skills to the Board that will help the Company in the execution of its strategy.

None of the independent directors, their respective affiliates or members of their immediate family, directly or indirectly, receives any fee or payment from the Company or its affiliates, other than the director compensation described in “Item 11 Executive Compensation” of this Amendment. None of the independent directors have engaged in any transaction with the Company or its affiliates or has any relationship with the Company or its affiliates which, in the judgment of the Board, is inconsistent with a determination that the director is independent.

There are no family relationships among any of the directors or executive officers of the Company. Except as described in “—Identifying and Evaluating Director Nominees,” there is no arrangement or understanding between any of our directors and any other person or persons pursuant to which he or she is to be selected as a director.

Board Committees

The Board has established an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The following discussion outlines the composition and the primary responsibilities of each committee as of March 31, 2024.

Audit Committee

Mr. Baldanza, Mr. Huang and Mr. Ramirez serve on the audit committee, which is chaired by Mr. Ramirez. The Board has determined that each member of the Audit Committee is “independent” for Audit Committee purposes as that term is defined by the rules of the SEC and NYSE and that Mr. Ramirez and Mr. Baldanza are audit committee financial experts in accordance with SEC regulations and that all members of the Audit Committee have the accounting and related financial management expertise required by the NYSE for service on the committee. During the fiscal year ended December 31, 2023, the audit committee held eight meetings.

The Audit Committee has the sole authority to appoint, retain, compensate, evaluate and terminate the independent auditor of the Company. In addition, the Audit Committee assists the Board in its oversight of:

•	the accounting and financial reporting process, including the audits of the financial statements;

•	the accounting and internal control policies and procedures;

•	the qualifications, independence and performance of the independent registered public accounting firm, and the performance of the internal audit function and the internal auditors;

•	risks that may have a significant impact on the financial statements including risk assessment and risk management policies;

•	legal and regulatory compliance;

•	safety policies and procedures; and

•	the information technology program including network and data security.

Compensation Committee

Mr. Baldanza, Ms. Bracey, Mr. Ramirez and Mr. Ruchim serve on the Compensation Committee, which is chaired by Mr. Ruchim. The Board has determined that each member of the Compensation Committee is a “non-employee director” as defined in Rule 16b-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and meets the independence requirements of the NYSE. During the fiscal year ended December 31, 2023, the Compensation Committee held eight meetings.

The Compensation Committee’s role is to oversee the compensation of the Company’s senior management and directors. In particular, the Compensation Committee:

•	reviews and approves, in consultation with the CEO, the compensation of the Company’s non-CEO executive officers and senior management;

•	evaluates the design and effectiveness of the Company’s incentive programs and monitors risks related to such programs;

•	reviews and, together with the other independent directors of the Board, determines and approves the compensation of the CEO;

•	evaluates the performance of the CEO and other executive officers in light of corporate goals and objectives;

•	reviews and approves equity awards and makes recommendations to the Board relating to the other fixed and performance-based compensation, benefits and other compensation plans of the Company;

•	reviews and approves, annually, compensation for non-employee directors, as well as stock ownership guidelines for non-employee directors;

•	reviews and approves employment and severance arrangements for executive officers; and

•	reviews and assesses the results of stockholder advisory votes on executive compensation.

Nominating and Corporate Governance Committee

Mr. Baldanza, Ms. Bracey, Mr. Ruchim and Ms. Spiegel serve on the Nominating and Corporate Governance Committee, which is chaired by Mr. Baldanza. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the SEC and NYSE requirements. During the fiscal year ended December 31, 2023, the Nominating and Corporate Governance Committee held four meetings.

The Nominating and Corporate Governance Committee assists the Board in developing and implementing the Company’s corporate governance guidelines and principles, monitoring the Company’s stockholder relations and evaluating the performance of the Board and management. In particular, the Nominating and Corporate Governance Committee:

•	assists the Board in identifying qualified individuals to become directors of the Company;

•	reviews and makes recommendations regarding the overall composition of the Board and its committees;

•

regularly reviews the overall corporate governance of the Company and makes recommendations to the Board on corporate governance matters, including the Corporate Governance Guidelines and Code of Business Conduct and Ethics;

•	considers and makes recommendations to the Board concerning the independence of directors for purposes of the NYSE Listing Rules;

•	reviews the fairness of certain transactions as required by the Company’s policies;

•	oversees the implementation of a succession plan for the CEO and other senior executives;

•

recommends to the Board for approval and oversees management’s implementation of the Company’s Environmental, Social and Governance (“ESG”) program, including initiatives related to diversity, equity and inclusion as well as climate-related risk; and

•	coordinates and oversees the annual self-evaluation process for the Board and committees.

Identifying and Evaluating Director Nominees

The Company’s Corporate Governance Guidelines include qualification criteria that the Nominating and Corporate Governance Committee uses to identify individuals it believes are qualified to become directors. After identifying qualified individuals and conducting interviews, as appropriate, the Nominating and Corporate Governance Committee recommends selected individuals to the Board. The Nominating and Corporate Governance Committee uses the same process to evaluate all candidates whether they are recommended by the Company or by one of the Company’s stockholders. The Nominating and Corporate Governance Committee may retain a search firm from time-to-time to help identify and recruit qualified director candidates. The search firms provide director candidates and work with the Nominating and Corporate Governance Committee to contact prospects to assess interest and availability. The search firms also contact references for the candidates. A background check is completed before any candidate is approved by the Board.

Stockholders may recommend director candidates for consideration by the Nominating and Corporate Governance Committee by sending the name and supporting information in accordance with Rule 14a-8 of the Exchange Act and the information set forth in the Company’s Amended and Restated Bylaws (“Bylaws”) to the Corporate Secretary, c/o Six Flags Entertainment Corporation, 1000 Ballpark Way, Suite 400, Arlington, Texas 76011.

Codes of Ethics

The following documents are available on the Company’s website at investors.sixflags.com:

•	Code of Business Conduct and Ethics

•	Code of Ethics for Senior Management

The Company intends to post amendments to or waivers from the Code of Business Conduct and Ethics, and the Company’s Code of Ethics for Senior Management on the Company’s website at investors.sixflags.com. No waivers have been made or granted prior to the date of this Amendment.

Code of Business Conduct and Ethics

The Company has adopted and maintains a Code of Business Conduct and Ethics that applies to all directors, officers, and employees of the Company and its subsidiaries. The Code of Business Conduct and Ethics requires, among other things, that the directors, officers, and employees exhibit and promote the highest standards of honest and ethical conduct; avoid conflicts of interest; comply with laws, rules, and regulations; and otherwise act in the Company’s best interest.

Code of Ethics for Senior Management

The Company also maintains a separate Code of Ethics for Senior Management that imposes specific standards of conduct on members of senior management, including persons with financial reporting responsibilities at the Company. Each member of the Company’s senior management is required to certify annually in writing his or her compliance with the Code of Ethics for Senior Management.

Delinquent Section 16(a) Reports

The Company’s executive officers and Directors and certain owners of more than ten percent of the Company’s common stock are required under Section 16(a) of the Securities Exchange Act, as amended, to file initial reports of ownership and reports of changes in ownership of common stock of the Company with the SEC. Based upon a review of the reports filed electronically with the SEC, the Company believes that during the year ended December 31, 2023, all such reports were filed on a timely basis, except that, Form 4s for Messrs. Mick and Sample and Ms. Williams-Ramey that were due on March 10, 2023, were filed on April 4, 2023, and a Form 4 for Mr. Mick that was due on December 22, 2023 was filed on December 26, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

2023 NON-EMPLOYEE DIRECTOR COMPENSATION

The Compensation Committee is responsible for recommending compensation and benefits for non-employee directors to the Board. In discharging this duty, the Compensation Committee is guided by three goals: (i) compensation should fairly pay directors for work required for a company of size and scope similar to the Company; (ii) compensation should align directors’ interests with the long-term interests of stockholders; and (iii) the structure of the compensation should be simple, transparent and easy for stockholders to understand. Annual compensation for non-employee directors for 2023 was comprised of cash compensation and equity compensation in the form of restricted stock awards.

Description of Non-Employee Director Compensation

At least annually, the Compensation Committee reviews the non-employee director compensation program. The Compensation Committee has retained Frederic W. Cook & Co., Inc. (“FW Cook”) to provide advice in connection with ongoing compensation matters related to the Company. FW Cook provided the Compensation Committee with an analysis of the competitiveness of the Company’s non-employee director compensation program based on the Company’s peer group and general industry data. The Compensation Committee considered the market data, the amount and timing of past increases to the non-employee directors’ compensation, and the mix of cash and equity compensation in evaluating non-employee director compensation.

Cash and Equity Compensation

The following table sets forth the annual compensation for non-employee directors as of December 31, 2023. Cash compensation is typically paid in equal quarterly installments following the end of each applicable quarter. The Board last approved an increase in Board compensation, effective as of May 11, 2022 and the Board determined in 2023 that such compensation remained appropriate as compared to the Company’s peers.

	Compensation Type	Amount
Annual Equity Retainer	Base retainer	$200,000

The annual equity retainer is issued in the form of restricted stock that vests one year from grant date; value determined by dividing the base retainer amount by the closing stock price on grant date

2023 Non-Employee Director Compensation

	Compensation Type	Amount
Annual Cash Retainer	Base retainer	$85,000
	Additional retainer amount for service as non-executive chair	$150,000
	Additional retainer amount for chair of Audit Committee	$30,000
	Additional retainer amount for chair of Compensation Committee	$25,000
	Additional retainer amount for chair of Nominating and Corporate Governance Committee	$20,000
	Additional retainer amount for member of Audit Committee (other than chair)	$15,000
	Additional retainer amount for each member of Compensation Committee and Nominating and Corporate Governance Committee (other than chairs)	$10,000

Stock Ownership Guidelines

To further the Company’s objective of aligning the interests of directors with those of the Company’s stockholders, the Board has adopted stock ownership guidelines for non-employee directors, which require non-employee directors to own stock equal to at least five times the annual cash base retainer. Each non-employee director should seek to achieve this level of ownership within five years of the date the person first becomes a director for newly appointed or elected directors. For purposes of the guidelines, the annual cash base retainer does not include any additional cash compensation paid for serving as a member or chair of any committee of the Board. All of the current directors are in compliance, or on target to achieve compliance, with the Company’s stock ownership guidelines.

2023 Non-Employee Director Compensation

Employee directors do not receive any compensation in connection with their director service. During 2023, Mr. Bassoul was the only employee director, and his compensation is set forth in the 2023 Summary Compensation Table. The following table sets forth compensation paid to or earned by each non-employee director for 2023:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)(3)	Total($)
Ben Baldanza	280,000	200,000	480,000
Esi Eggleston Bracey	105,000	200,000	305,000
Chieh Huang	100,000	200,000	300,000
Enrique Ramirez	125,000	200,000	325,000
Arik Ruchim(4)	—	—	—
Marilyn Spiegel	86,100	200,000	286,100

(1)	The table below sets forth the components of annual cash compensation earned by each non-employee director in 2023:

Name	Retainer($)	Audit Committee Chair/ Member($)	Compensation Committee Chair/ Member($)	Nominating Corporate Governance Chair / Member($)	Total Cash Amount($)
Ben Baldanza	235,000	15,000	10,000	20,000	280,000
Esi Eggleston Bracey	85,000	—	10,000	10,000	105,000
Chieh Huang	85,000	15,000	—	—	100,000
Enrique Ramirez	85,000	30,000	10,000	—	125,000
Arik Ruchim(4)	—	—	—	—	—
Marilyn Spiegel	77,775	—	—	8,325	86,100

(2)

The dollar value represents the aggregate grant date fair value, computed in accordance with stock-based accounting rules (Financial Standards Accounting Board ASC Topic 718), of the restricted stock awards granted to directors in 2023. Dividends, if any, on unvested restricted stock accumulate and are paid on or about the time that the shares of common stock underlying the restricted stock are delivered. The assumptions used in the calculation of these amounts are discussed in Note 10 to the Company’s consolidated financial statements included in the annual report on Form 10-K for the fiscal year ended January 1, 2023 (the “Form 10-K”).

(3)

As of January 1, 2024, Messrs. Baldanza, Huang and Ramirez, and Ms. Bracey and Ms. Spiegel, each had 7,499 shares of restricted stock, each of which shall vest on May 10, 2024. The grant date fair value of such awards is reflected in the 2023 Non-Employee Director Compensation Table. There are no outstanding stock option awards for any director.

(4)

Mr. Ruchim previously advised the Board that he did not wish to receive any director fees (in either cash or restricted stock awards) because his interests are already highly aligned with stockholders due to his position with H Partners, LP, a significant stockholder of the Company.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is a summary of the Company’s compensation programs, policies and objectives, and, in particular, their application to a specific group of individuals in their roles at the Company in 2023 that the Company refers to as the named executive officers or NEOs.

2023 Named Executive Officers

Selim Bassoul	President & Chief Executive Officer (“CEO”)

Gary Mick	Chief Financial Officer (“CFO”)

Aimee Williams-Ramey(1)	Former Chief Legal Officer and Corporate Secretary

(1)	Ms. Williams-Ramey departed from the Company effective August 11, 2023.

Executive Summary

Executive Compensation Pay Practices

The Company strives to align its executive compensation program with the interests of the Company and its stakeholders by focusing the executive compensation program on incentive compensation that emphasizes “pay-for-performance,” and rewarding the executives for performance against pre-established financial and strategic goals. Rewarding improvement in the Company’s financial and operating results and the creation of sustainable long-term stockholder value are key characteristics of the Company’s compensation philosophy. The following are notable pay practices that the Company maintains and those that it avoids:

What We Do
✓	Annual Say-on-Pay vote

✓	Emphasis on performance-based pay aligned with long-term strategy

✓	Annual review of peer group

✓	Stock ownership guidelines

✓	Clawback policy covering both cash and equity

✓	Double trigger for equity vesting following a change in control

✓	No guaranteed minimum payouts in incentive plans

✓	Capped incentive awards

✓	Annual stockholder engagement

✓	Independent compensation consultant reporting to the Compensation Committee

What We Do Not Do

✗	No hedging or pledging of Company stock

✗	No plans that encourage excessive risk taking

✗	No excessive perquisites

✗	No excise tax gross-ups upon change of control

✗	No excess dilution through careful monitoring of burn rate and overhang

✗	No payment of dividends or dividend equivalents on unearned or unvested equity awards

✗	No repricing of stock options without stockholder approval

Recent Management Changes

Ms. Williams-Ramey departed from the Company effective August 11, 2023. Concurrently with her departure, Ms. Williams-Ramey entered into a consulting agreement, dated as of August 11, 2023. (See Description of Employment Agreements and Compensatory Arrangements of Certain Officers in this Item 11 – Executive Compensation.)

Merger Agreement and 280G Mitigation Actions

On November 2, 2023, the Company, Cedar Fair, L.P., a Delaware limited partnership (“Cedar Fair”), CopperSteel HoldCo, Inc., a Delaware corporation and subsidiary of Cedar Fair and the Company (“Holdco”), and CopperSteel Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Holdco (“Copper Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which (i) Copper Merger Sub will merge with and into Cedar Fair (the “Cedar Fair First Merger”), with Cedar Fair continuing as the surviving entity and a wholly-owned subsidiary of HoldCo (the “Cedar Fair Surviving Entity”), (ii) Cedar Fair Surviving Entity will merge with and into HoldCo (the “Cedar Fair Second Merger”, together with the Cedar Fair First Merger, the “Cedar Fair Mergers”), with HoldCo continuing as the surviving corporation, and (iii) the Company will merge with and into HoldCo with HoldCo continuing as the surviving corporation, (the “Six Flags Merger,” together with the Cedar Fair Mergers, the “Mergers”).

In order to mitigate the possible impact of Sections 280G and 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), on Messrs. Bassoul and Mick and the Company, in connection with the Mergers the Board approved certain actions described below (the “280G Mitigation Actions”), in each case, effective as of December 20, 2023. Pursuant to the Merger Agreement, each of Messrs. Bassoul and Mick were entitled to receive payment in an amount equal to the 2023 annual bonuses at the greater of target and actual levels of performance, to be paid at the time annual bonuses are ordinarily paid. As described further below under the section entitled “Annual Incentives”, based on the Company’s actual results in 2023 as compared to the plan’s performance goals, no annual bonuses were earned in respect of 2023. Pursuant to the terms of the Merger Agreement, Messrs. Bassoul and Mick were entitled to receive payment in an amount equal to the target incentive amounts, which was $2,325,000 and $612,000 for Messrs. Bassoul and Mick, respectively. In order to mitigate the possible impact of Sections 280G and 4999 of the Code on the Company and Messrs. Bassoul and Mick, effective December 20, 2023, the Board approved payment of an amount equal to the target annual bonus for Messrs. Bassoul and Mick ($2,325,000 in the case of Mr. Bassoul and $612,000 in the case of Mr. Mick) prior to December 31, 2023.

In connection with the Mergers, the Company and Mr. Bassoul entered into a closing bonus agreement, dated December 20, 2023 (the “Closing Bonus Agreement”), pursuant to which Mr. Bassoul is eligible to earn a transaction bonus equal to $3 million (the “Closing Bonus”). See “Compensation in Connection with Recruitment and Retention” below for a description of the Closing Bonus and its terms.

As part of the 280G Mitigation Actions, the Board approved the conversion of (i) Mr. Bassoul’s and a portion of Mr. Mick’s outstanding RSUs into shares of restricted stock of the Company and (ii) a portion of Messrs. Bassoul and Mick’s outstanding PSUs into shares of restricted stock of the Company ((i) and (ii), the “Converted Restricted Stock”). The Converted Restricted Stock will vest and automatically convert into fully vested Holdco common stock at the Closing Effective Time (as defined in the Merger Agreement); provided, that, if the Closing Effective Time does not occur, the Converted Restricted Stock will remain subject to the original vesting terms of the RSUs or PSUs, as applicable. In addition, fifty percent of Mr. Bassoul’s Closing Bonus was paid in restricted stock, which restricted stock shall not vest and be forfeited if the Closing Effective Time does not occur. See “Elements of Compensation—Long-Term Equity” below.

Executive Compensation

Executive Compensation Philosophy and Objectives

Total direct compensation for the NEOs is generally a combination of three components:

The Company takes a holistic approach to executive compensation and is mindful of the Company’s broad group of stakeholders. The primary goal of the Company’s executive compensation program is to drive long-term growth, stockholder value, and favorable outcomes for other stakeholders through the following key objectives:

Attract, Retain, and Motivate Leadership Talent	Establish a fair and competitive compensation program
Consider comparable market data as appropriate

Align Executives’ Interests with those of Stakeholders	Tie a significant portion of total compensation opportunity to business and individual performance
Maintain appropriate mix of fixed and performance-based compensation
Avoid encouraging unnecessary and excessive risk-taking

Drive Company Performance through Compensation Payout	Motivate NEOs to make sound business decisions that improve stockholder value, and reward NEOs for meeting or exceeding Company growth and strategic objectives
Tie short-term incentives closely to the Company’s performance
Balance short-term and long-term compensation elements to motivate and reward superior performance and execution of business strategy

Ensure Transparency and Engagement	Share information with clear and transparent disclosures
Encourage feedback through engagement with stockholders, stakeholders and employees on a regular basis to provide insight into the Company’s goals and strategy

Annual Say-on-Pay Vote and Stockholder Engagement

The Company places great importance on a continuous dialogue with its stockholders, and spends considerable time reflecting on feedback received. At the direction of the Compensation Committee, the Company continued its stockholder outreach initiative to better understand stockholders’ key concerns with the Company’s executive compensation program.

In connection with the Mergers, the Company does not plan to hold an annual meeting in 2024, and the Company’s stockholder outreach in late 2023 and early 2024 consisted mainly of dialogue with stockholders to explain the rationale and benefits of the Mergers and answer any questions relating to the Mergers or any compensation being paid to the Company’s executive officers pursuant to the Mergers. In the event the Mergers are not completed, the Company will hold an annual meeting in 2024 only to the extent required by applicable law and the rules of the NYSE.

The Compensation Committee will continue to consider stockholder feedback, input from its independent compensation consultant, FW Cook, and the outcomes of the most recent and future say-on-pay votes when evaluating its executive compensation programs and policies and making compensation decisions for the NEOs.

Administration by the Compensation Committee

The Compensation Committee is responsible for administering the compensation program for named executive officers and certain other members of senior management of the Company. The Compensation Committee (i) determines the appropriate compensation levels for the Company’s NEOs; (ii) evaluates compensation plans, policies, and programs; and (iii) reviews benefit plans. Additional responsibilities of the Compensation Committee include, but are not limited to, (i) reviewing the Company’s executive compensation philosophy and strategy; (ii) participating in the performance evaluation process for the CEO; (iii) reviewing, and together with the other independent directors of the Board, determining CEO compensation, including incentive opportunities; (iv) establishing compensation and performance goals and objectives for the Company’s senior executives; and (v) determining whether performance objectives have been achieved. The Compensation Committee also recommends to the Board the structure of employment or consulting agreements and severance arrangements and approves such agreements or benefits for the NEOs. The members of the Compensation Committee are not current or former employees of the Company and are not eligible to participate in any of its executive compensation programs.

Management Participation

The Company’s Human Resources department is responsible for the ongoing management of the executive compensation program. During 2023, the CFO, the director of human resources, and chief legal officer served as the primary management liaisons to the Compensation Committee and proposed compensation programs and policies to the Compensation Committee at the request of the Compensation Committee and the CEO. The Compensation Committee met with the CEO and any other senior executives as the Compensation Committee deemed appropriate when it determined the performance criteria and compensation levels of senior executives. The CEO made recommendations to the Compensation Committee regarding individual compensation, such as base salary changes and incentive compensation opportunities for senior executives other than himself. In addition, the CFO and his staff evaluated the financial implications of executive compensation proposals and financial performance measures in incentive compensation arrangements.

Compensation Consultants

In connection with fulfilling its duties, the Compensation Committee recognizes the value in procuring independent, objective expertise and counsel, and has the authority to retain an independent compensation consultant to assist it in carrying out its responsibilities and duties. The Compensation Committee retained FW Cook as its independent compensation consultant for 2023 executive and director compensation decisions. The Compensation Committee assessed the independence of FW Cook pursuant to SEC and New York Stock Exchange rules. FW Cook did not perform any separate additional services for management. On the basis of its consideration of the foregoing and other relevant factors, the Compensation Committee concluded that FW Cook was independent and that there were no conflicts of interest.

Factors in Determining Executive Compensation

In making compensation decisions regarding senior executives generally, the Compensation Committee considers general market information, as well as business and industry conditions, the Company’s strategic business objectives, and the executive’s contributions, performance and experience. The initial compensation arrangements for the NEOs were a result of arm’s-length negotiations by the Company with the executives in connection with their hire or retention and do not correspond to a specific benchmark level of pay. The compensation for the NEOs is reviewed annually by the Board, the Compensation Committee and the CEO (for NEOs other than himself). An analysis of overall Company performance, budget targets, and achievement of individual performance goals is undertaken regarding the compensation of each executive. The Compensation Committee makes compensation determinations and adjustments when determined to be appropriate in accordance with the Company’s compensation philosophy and plans.

The Compensation Committee uses peer group data as a reference point to compare the NEOs’ pay against the peer group. The Compensation Committee also uses compensation data from the Company’s peer group as general guidance and as one of many factors that inform its judgment of appropriate compensation parameters for target compensation levels, but has not historically set executive compensation levels with reference to any particular percentile of the peer group and has not sought to match any particular element or mix of elements to that of the peer group.

Peer Group Review

The Compensation Committee believes that obtaining relevant market and benchmark data is important in making decisions about executive compensation. The Compensation Committee assesses the Company’s executive compensation relative to its peers, but has not historically set executive compensation levels with reference to any particular percentile of the peer group and has not sought to match any particular element or mix of elements to that of the peer group. Given the unique focus of the Company’s business in the operation of regional theme parks and waterparks, it is difficult to create a peer group based solely on industry, revenue or market capitalization. In consultation with FW Cook, the Compensation Committee determined an appropriate peer group for purposes of compensation comparison by considering U.S. publicly traded companies with primary business activities centered around entertainment, leisure, hospitality, and gaming. For 2023, the Compensation Committee used the following peer group for purposes of its executive compensation analysis:

Boyd Gaming Corporation	Marriott Vacations Worldwide Corporation

Cedar Fair, L.P.	SeaWorld Entertainment, Inc.

Choice Hotels International, Inc.	Texas Roadhouse, Inc.

Churchill Downs Incorporated	Topgolf Callaway Brands Corp.

Cinemark Holdings, Inc.	Vail Resorts, Inc.

Dave & Buster’s Entertainment, Inc.	Wendy’s Corporation

Golden Entertainment, Inc.	World Wrestling Entertainment, Inc.

Hilton Grand Vacations Inc.	Wyndham Hotels & Resorts, Inc.

Jack in the Box, Inc

For 2024, the Compensation Committee, with the assistance of FW Cook, determined that World Wrestling Entertainment, Inc. should be removed as a peer company due to its acquisition by Endeavor Group, and replaced with Planet Fitness, Inc., which is more closely aligned with the Company’s peer group criteria.

The Compensation Committee believes this peer group achieves the desired level of balance in terms of revenue, market capitalization and EBITDA, and reflects the types of companies with whom the Company competes for talent. For executive compensation comparisons, the Compensation Committee primarily reviewed data from the most recently reported proxy statements and SEC filings of the peer group companies, as well as supplemental published compensation survey data.

Peer Group Comparison

In order to examine the competitiveness and appropriateness of the Company’s overall compensation program, the Company reviewed the total direct compensation of the NEOs (consisting of base salary, target annual incentive, and target long-term equity, excluding benefits and perquisites) during 2023 to the peer group companies. The Compensation Committee believes the analysis confirms that the executive compensation program is appropriately designed to achieve the Company’s general objectives and is aligned with the companies in the peer group.

Elements of Compensation

The individual components of the Company’s executive compensation program in 2023 included:

Pay Element	Pay Philosophy	Component	Performance Element
Long-Term Equity	Uphold alignment with stockholders and promote retention by tying a significant portion of pay to stock price appreciation	Performance Stock Units	Adjusted EBITDA (with ESG Modifier)
		Restricted Stock Units	3-Year Vesting

Annual	Motivate and provide recognition for achieving annual financial and operational performance goals with variable, at-risk performance-based pay	Cash	Adjusted EBITDA
Incentives			Guest Satisfaction

Base Salary	Compensate for executive’s responsibilities, experience, and performance with fixed pay	Cash	Annual Review

In setting total compensation, the Compensation Committee consistently applies its compensation philosophy to the facts and circumstances associated with each NEO through the exercise of appropriate business judgment.

Base Salary

Salaries are used to provide a fixed amount of compensation for an executive’s work. Although initially established in each NEO’s individually negotiated employment agreement, the salaries of NEOs are reviewed annually, as well as at the time of a promotion or other change in responsibilities. The Compensation Committee strives to pay a base salary to attract and retain highly qualified executives to drive success based on the individual’s responsibilities, performance, and experience, internal equity, and business and industry conditions. The following table shows the annual base salary rate in effect during 2023 for the NEOs:

Executive	Base Salary Beginning 2023($)	Base Salary End of 2023($)
Selim Bassoul	1,550,000	1,550,000
Gary Mick	510,000	536,000
Aimee Williams-Ramey(1)	420,000	460,000

(1)	Amount shown for Ms. Williams-Ramey represents base salary in effect on August 11, 2023, the date of her departure from the Company.

Annual Incentives

Each year, the Compensation Committee sets the performance criteria for the annual incentive program in light of the Company’s growth strategy, major initiatives, current and projected operations and objectives. The Company’s annual incentive plan has historically closely linked pay and performance by providing all eligible full-time employees, including the NEOs, an incentive compensation opportunity based on the Company achieving key business plan goals. The annual incentive program is designed to motivate senior management to achieve challenging short-term performance goals that are important to the Company’s long-term growth.

For 2023, the Compensation Committee established target levels of achievement for the three performance goals set forth below:

Performance Goal	Weight	Target Goal	Percent of Weighted Metric Earned	Bonus Attainment (% of Target Opportunity)
Adjusted EBITDA*	85.0%	$530 million	0%	0%
Guest Satisfaction	15.0%	2023 guest satisfaction score is higher than a specified target	0%	0%
Total	100.0%			0%

*

“Adjusted EBITDA” is defined as Modified EBITDA minus the interests of third parties in the Adjusted EBITDA of properties that are less than wholly owned by the Company, excluding the Adjusted EBITDA from third parties that is not distributed in cash. “Modified EBITDA” is defined as the Company’s consolidated income (loss) from continuing operations excluding the following: the cumulative effect of changes in accounting principles; discontinued operations gains or losses; income tax expense or benefit; restructure costs or recoveries; reorganization items (net); other income or expense; gain or loss on early extinguishment of debt; equity in income or loss of investees; interest expense (net); gain or loss on disposal of assets; gain or loss on the sale of investees; amortization; depreciation; stock-based compensation; and fresh start accounting valuation adjustments. See Definition and Reconciliation of Non-GAAP Financial Measures on Appendix A for the definition of Adjusted EBITDA and Modified EBITDA and a reconciliation of Adjusted EBITDA and Modified EBITDA to net income, the most directly comparable GAAP financial measure.

In 2023, no NEO was eligible to earn more than 200% of his or her target annual incentive, and any actual annual incentive paid would have been between 0 and 200% of the target opportunity, based upon achievement of the two performance goals.

The annual incentive plan provided for threshold, target and maximum opportunities for each performance goal. Attainment of the weighted target goal was determined separately for each of the two performance goals. The Company did not achieve threshold on either performance goal; therefore, no amounts were paid in respect of 2023 performance.

In February 2024, the Compensation Committee confirmed that no annual cash incentive awards for the NEOs were payable pursuant to the criteria of the annual incentive plan as described above.

Executive	Target Annual Incentive	Target Annual Incentive ($)	Actual Annual Incentive ($)(2)
Selim Bassoul	150% of base salary	2,325,000	0
Gary Mick	120% of base salary	643,200	0
Aimee Williams-Ramey(1)	90% of base salary	414,000	0

(1)

Ms. Williams-Ramey departed from the Company on August 11, 2023. Pursuant to a separation agreement she entered into with the Company, she was eligible to receive the annual incentive amount she would have received if she had remained employed with the Company on December 31, 2023; however, given that threshold amounts were not achieved for either of the Company’s performance goals, no amount was payable. See Description of Employment Agreements and Compensatory Arrangements of Certain Officers in this Item 11 – Executive Compensation.

(2)

Pursuant to Merger Agreement, each of Messrs. Bassoul and Mick were entitled to receive payment in an amount equal to their 2023 annual bonuses at the greater of target and actual levels of performance, to be paid at the time annual bonuses are ordinarily paid. Because the performance threshold target was not achieved for 2023, no amounts were paid in respect of 2023 performance. Notwithstanding the foregoing, pursuant to the terms of the Merger Agreement, Messrs. Bassoul and Mick were entitled to receive payment in an amount equal to the target incentive amounts, which was $2,325,000 and $612,000 for Messrs. Bassoul and Mick, respectively. As part of the 280G Risk Mitigation Actions, effective December 20, 2023, the Board approved, among other actions, payment of the Target Annual Incentive amounts set forth above to Messrs. Bassoul and Mick, and such amounts were paid prior to the end of 2023.

Long-Term Equity

While annual cash incentives are intended to reward the achievement of short-term financial goals, the executive compensation program emphasizes and rewards results over the long term through equity incentives that have a substantial performance-based component and multi-year vesting schedules. The Company’s long-term equity awards are tied to the Company’s performance and the value of its common stock over multiple years. The Company believes that the characteristics of equity-based compensation, particularly the extended vesting periods, and the direct correlation between realized value to executives and stock price, are closely aligned with maximizing stockholder value, supporting the Company’s long-term growth strategies and aligning compensation with risk outcomes. Extended vesting periods also incentivize retention. The Compensation Committee believes that it is appropriate to evaluate equity grant opportunities at least annually. The Compensation Committee may, from time to time, grant additional equity incentive awards to employees, including NEOs, based on individual circumstances such as outstanding performance or in connection with a promotion.

The Compensation Committee believes it is important to set ambitious performance goals and reward Mr. Bassoul with a meaningful ownership stake for outperformance. The Compensation Committee is focused on creating a culture of engagement and ownership to maximize Mr. Bassoul’s incentive to implement meaningful change throughout the Company, with particular focus on the need to improve the guest experience and to drive sustainable earnings growth. The Board is committed to retaining Mr. Bassoul for his strategic vision, leadership and, most importantly, his ability to execute on the Company’s long-term strategy. In addition, the Compensation Committee determined that meaningful equity awards were appropriate to provide the executive team with incentives to support Mr. Bassoul in the execution of his strategic initiatives.

Accordingly, PSU awards were granted to Mr. Bassoul in November 2021, and to Mr. Mick and Ms. Williams-Ramey in 2022, with performance to be determined over a three-year period. The performance goals are based on (i) Adjusted EBITDA for the 2022, 2023 and 2024 calendar years ranging from $560,000,000 to $710,000,000, (ii) employee and guest satisfaction, and (iii) ESG achievement metrics. The target payout opportunity for the Adjusted EBITDA performance component requires achievement of Adjusted EBITDA that the Company has never achieved (see below graphic). To achieve the target payout by 2024, the Company must increase Adjusted EBITDA by 12% from the level achieved in 2021, compared to the 4% increase achieved in the three-year period ending in 2019. The maximum payout opportunity requires an aspirational level of Adjusted EBITDA representing a 43% increase from the level achieved in 2021. Additionally, to incentivize sustainable long-term growth, the PSU award provides for payout of additional shares upon achievement of three ESG goals: Guest Satisfaction, Employee Satisfaction and ESG relative performance.

The ESG relative performance payout opportunity will be based on the Company’s ESG risk ratings compared to its peer group. The ESG risk ratings measures a company’s exposure to industry-specific material ESG risks and how well a company is managing those risks. The Company is assigned an ESG Risk Rating in eight separate categories based on its ESG risk exposure compared to its ESG risk management.

In light of the significant opportunity of Mr. Bassoul’s 2021 PSU award and the awards granted to other NEOs in 2022, the Compensation Committee does not intend to make any additional equity grants to Mr. Bassoul or any additional PSU grants to other NEOs until the earlier of (x) 2025 and (y) when the Company achieves $710,000,000 in Adjusted EBITDA. The Compensation Committee expects to provide annual RSU grants for other NEOs (excluding the CEO) on an annual basis for retention purposes. The Compensation Committee maintains flexibility to make additional equity grants to the CEO in the event that the Company achieves $710,000,000 in Adjusted EBITDA prior to the end of Mr. Bassoul’s tenure.

RSUs were awarded to Mr. Mick and Ms. Williams-Ramey on March 8, 2023 that were scheduled to vest on each of the first three anniversaries of the grant date. Effective December 20, 2023, all but 5,854 of Mr. Mick’s RSUs were converted into Converted Restricted Stock as described above in Merger Agreement and 280G Mitigation Actions.

Actions Taken in Connection with the Merger

As described above in Merger Agreement and 280G Mitigation Actions, Messrs. Bassoul and Mick received Converted Restricted Stock in respect of certain RSUs and PSUs. The Converted Restricted Stock will vest on the Closing Effective Time, subject to continued service through such date; provided, that, if the Closing Effective Time does not occur, the Converted Restricted Stock will be subject to the terms previously applicable to the RSUs and PSUs.

Following the 280G Mitigation Actions, Mr. Bassoul’s PSUs and Mr. Mick’s PSUs and RSUs that remained outstanding following the 280G Mitigation Actions remained subject to, and eligible to vest in accordance with, the original award agreement terms. For a description of the effect of certain terminations on the Converted Restricted Stock and continuing PSUs and RSUs, see Potential Payments upon Termination below.

Minimal Perquisites

The Company provides a limited number of perquisites and other personal benefits to the NEOs, which the Company believes are reasonable and consistent with market practices. The “All Other Compensation” column of the 2023 Summary Compensation Table sets forth these perquisites in accordance with the requirements of the SEC.

Retirement and Other Benefits

The Company believes retirement plans serve to attract and retain talented personnel generally, but they should not be a significant part of the overall compensation program. The Company has a contributory 401(k) Plan available to employees of the Company who meet the age and service requirements. The Company makes matching contributions in the amount of 100% of the first 3% of salary contributions and 50% of the next 2% of salary contributions made by employees (subject to tax law limits).

The Company also has a Supplemental 401(k) Plan, which permits eligible participants to defer a portion of their compensation without such portion being limited by Internal Revenue Code restrictions applicable to the contributory 401(k) Plan. In 2023, no NEO participated in the Supplemental 401(k) Plan.

The Company also maintains a stockholder-approved employee stock purchase plan, which is made available to substantially all of the Company’s employees and allows participants to acquire the Company’s common stock at a discounted price. The purpose of the plan is to encourage employees at all levels to purchase stock and become stockholders. The plan allows participants to buy the Company’s common stock at a 10% discount to the lower of the market value of the common stock at the beginning and end of each successive six-month offering period. Under applicable tax law, no plan participant generally may purchase more than $25,000 in market value (based on the market value of the Company’s common stock on the first trading day of each offering period) of the Company’s common stock in any calendar year.

The NEOs are eligible to participate in these plans on the same basis as other eligible participants.

Health Benefits and Disability Insurance

The Company provides its NEOs with the same health and disability insurance plans offered to all employees.

Compensation in Connection with Recruitment and Retention

From time-to-time, the Compensation Committee determines it is necessary to provide cash or equity compensation in special circumstances for recruiting, special recognition or retention. Sign-on bonuses and new hire equity awards are an effective means of offsetting the compensation opportunities executives forfeit when they leave a former employer to join the Company.

As part of the 280G Mitigation Actions, pursuant to the Closing Bonus Agreement, fifty percent of the Closing Bonus was paid to Mr. Bassoul in the form of restricted stock (the “Restricted Stock Closing Bonus”) granted under the Six Flags Entertainment Corporation Long-Term Incentive Plan (the “Plan”) on December 20, 2023. The Restricted Stock Closing Bonus will vest in full at the Closing Effective Time (as defined in the Merger Agreement), subject to Mr. Bassoul’s continued employment with the Company or its affiliates through the Closing Effective Time. The remaining 50% of the Closing Bonus will be paid in a cash lump-sum (the “Cash Closing Bonus”), less applicable deductions and withholdings, at the Closing Effective Time, subject to Mr. Bassoul’s continued employment with the Company or its affiliates through the Closing Effective Time. Notwithstanding the foregoing, in the event Mr. Bassoul’s employment with the Company or its affiliates is terminated prior to the Closing Effective Time other than for Cause or he resigns for Good Reason (in each case, as defined in the employment agreement between the Company and Mr. Bassoul), the Restricted Stock Closing Bonus will immediately vest, and the Cash Closing Bonus will be paid in full within 30 days following the date of such termination.

Compensation upon Termination of Employment

In addition to the direct compensation program, the Company believes it is important to provide the NEOs with competitive separation payments and benefits because it provides a measure of financial security for the NEO and his or her family in the event of certain terminations of employment and also enables the Company to secure their cooperation following termination. Under their respective employment agreements, the NEOs are or were entitled to severance in the event of specified terminations of employment and as a consequence of a change in control. The agreements (other than Mr. Bassoul’s, which does not provide for additional benefits in the event his employment is terminated in connection with a change in control) contain a double trigger provision, which requires both a change in control and actual or constructive termination of employment in order for the NEO to receive benefits under the change in control provision rather than a single trigger provision under which benefits are triggered automatically by a change in control. The Company does not provide an excise tax gross-up in the event of a termination due to a change in control.

The separation payments and benefits are intended to provide the executives with a measure of financial support if their employment is terminated in certain circumstances through no fault of their own. The enhanced and accelerated benefits offered in connection with a change in control are designed to support the following business objectives:(i) Enhance the Company’s value in a consolidation transaction by helping retain and stabilize the management team during periods of uncertainty. (ii) Preserve the objectivity of the Company’s management team if they are negotiating and executing a consolidation transaction. (iii) Keep the management team focused on the Company’s business instead of their personal financial situation.

The Company elects to provide post-employment compensation to the executives on a case-by-case basis as the employment market, the qualifications of potential employees, and the Company’s hiring needs dictate. See “Executive Compensation—Potential Payments upon Termination” for additional information on separation payments and benefits for the NEOs.

See Description of Employment Agreements and Compensatory Arrangements of Certain Officers in this Item 11 – Executive Compensation for a description of amounts paid to Ms. Williams-Ramey in connection her departure from the Company on August 11, 2023.

Tax and Accounting Considerations

The Compensation Committee may consider the impact of tax and accounting consequences when developing and implementing the Company’s executive compensation programs. The Compensation Committee designs and administers compensation programs that it believes are in the best interests of the Company and its stockholders. See also Merger Agreement and 280G Mitigation Actions above.

Stock Ownership, Clawback, and Other Policies

To further align the senior executives’ interests with those of the Company’s stockholders, the Company maintains stock ownership guidelines (the “guidelines”). The guidelines provide that, within three years of the year in which the executive first becomes subject to the guidelines, the executive should seek to establish holdings in the Company’s stock equal in value to a multiple of his or her annual base salary as follows:

Senior Executive	Ownership Guideline Multiple
CEO	6x base salary
Other Senior Executives	2x base salary

All types of equity holdings, with the exception of stock options and performance-based stock units, are included in determining ownership under the guidelines. Each current NEO is in compliance, or on target to achieve compliance, with the guidelines.

The Company’s securities trading policy requires executives and directors to consult the Company prior to engaging in transactions involving the Company’s common stock. In order to protect the Company from exposure under insider trading laws, executives and directors are encouraged to enter into pre-programmed trading plans under Exchange Act Rule 10b5-1. The Company’s securities trading policy prohibits directors and executives from pledging, hedging or monetization transactions including, but not limited to, transactions involving the use of financial instruments such as exchange funds, prepaid variable forwards, equity swaps, puts, calls, collars and other derivative instruments, or transactions involving the establishment of a short position in the Company’s securities.

In 2023, the Board adopted an updated Incentive Compensation Clawback Policy (the “clawback policy”) in order to incorporate provisions designed to comply with Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the rules promulgated thereunder, and the applicable listing standards of the New York Stock Exchange (the “NYSE”). The clawback policy requires the Board to recoup certain incentive-based compensation in the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any such financial reporting requirement, and also allows the Board to recoup such amounts in the event of specific acts of improper conduct. Specifically, any incentive-based compensation, including equity compensation and short-term incentive cash compensation, is subject to compulsory recoupment in the event of a restatement of the Company’s financial statements, and may also be subject to recoupment if the recipient engaged in fraud, willful misconduct or certain other acts that constitute “improper conduct” under the clawback policy. In the event of a restatement, each employee of the Company that received incentive-based compensation would forfeit the amount of any incentive-based compensation “received” (as defined under the clawback rules) during the three years preceding the date of the restatement that the Board determines exceeds the amount the employee would have received had the revised financial statement(s) been used to determine the compensation. In the event of certain improper conduct, including the conviction or entry of a plea of guilty or nolo contendere to any felony or certain other crimes, breach of a fiduciary duty, dishonesty, willful misconduct, material neglect of duties, appropriation of a business opportunity, misappropriation of Company funds, willful failure to follow lawful directives of the Company or comply with any written rules of the Company, violation of a service agreement or any nondisclosure, non-solicitation or non-competition covenant, deliberate and continued failure to perform material duties to the Company, or violation of the Company’s Code of Business Conduct and Ethics, the employee engaging in such conduct would forfeit the amount of any incentive-based compensation paid during the period commencing one year prior to the improper conduct and continuing until the time the improper conduct is discovered, to the extent that the Board determines is appropriate under the circumstances. The clawback policy affords the Board discretion to determine the amount and extent of any non-compulsory clawback.

The Compensation Committee does not employ any form of wealth tally; it believes that grants to executives should be made based on individual and Company performance factors and market compensation conditions at the time of grant, as described herein.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors of the Company has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed it with the Company’s management. Based on the Compensation Committee’s review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement and incorporated by reference into the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

THE COMPENSATION COMMITTEE

/s/ Arik Ruchim (Chair)
/s/ Ben Baldanza
/s/ Esi Eggleston Bracey
/s/ Enrique Ramirez

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No member of the Compensation Committee serves, or has served, as an officer or employee of the Company. In addition, no interlocking relationship exists between the Board or the Compensation Committee and the board of directors or compensation committee of any other company, nor did any such interlocking relationship exist during 2023.

COMPENSATION POLICIES AND RISK MANAGEMENT PRACTICES

The Compensation Committee has reviewed the Company’s compensation policies and practices for all of the Company’s employees, including non-executive officers, and determined that the policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. The Compensation Committee believes that the design of the Company’s annual incentives and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure the Company’s performance is focused on long-term stockholder value creation and does not encourage the taking of short-term risks at the expense of long-term results. The Company has discretion to reduce annual incentive payments (or pay no annual incentive) based on individual performance or any other factors it may determine to be appropriate in the circumstances.

EXECUTIVE COMPENSATION

2023 Summary Compensation Table

The following table summarizes the compensation paid by the Company to (i) the CEO, (ii) the CFO, and (iii) the former Chief Legal Officer.

Name and Principal Position(1)	Year	Salary ($)	Bonus(2) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compensation(4) ($)	All Other Compensation(5) ($)	Total ($)
Selim Bassoul	2023	1,550,000	2,325,000	1,500,000	—	25,309	5,400,309
President & CEO	2022	1,550,000	—	33,329	340,446	—	1,923,775
	2021	178,846	469,471	11,014,293	—	269,975	11,932,585
Gary Mick CFO	2023	531,369	612,000	499,990	—	11,719	1,655,078
	2022	256,154	—	692,494	34,445	146,653	1,129,656
Aimee Williams-Ramey	2023	291,944	—	399,975	—	1,239,000	1,930,919
Former Chief Legal Officer and Corporate Secretary	2022	188,462	—	438,889	25,274	—	652,625

(1)	Ms. Williams-Ramey departed from the Company effective August 11, 2023.
(2)

Pursuant to the Merger Agreement, Messrs. Bassoul and Mick were each entitled to receive payment in an amount equal to their 2023 annual bonuses at the greater of target and actual levels of performance, to be paid at the time annual bonuses are ordinarily paid. Because the performance threshold target was not achieved for 2023, no amounts were paid in respect of 2023 performance. Pursuant to the terms of the Merger Agreement, Messrs. Bassoul and Mick were entitled to receive payment in an amount equal to the target incentive amounts, which was $2,325,000 and $612,000 for Messrs. Bassoul and Mick, respectively. In order to mitigate the potential impact of Sections 280G and 4999 of the Code on Six Flags and Messrs. Bassoul and Mick, effective December 20, 2023, the Board approved payment of the $2,325,000 and $612,000 amounts to Messrs. Bassoul and Mick, respectively, and such amounts were paid prior to December 31, 2023.

(3)

For 2023, the dollar amount represents (i) for Mr. Mick and Ms. Williams-Ramey, the aggregate grant date fair value of the RSU award granted computed in accordance with the stock-based accounting rules (Financial Accounting Standards Board (FASB) ASC Topic 718). The assumptions used in the calculation of these amounts are discussed in Note 10 to the Company’s consolidated financial statements included in the Form 10-K; and (ii) for Mr. Bassoul, $1,500,000 with respect to the Restricted Stock Closing Bonus.

(4)

For 2022 and 2021, as applicable, represents amounts awarded under the Company’s annual incentive program. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentives” for details regarding the annual incentives.

(5)

For 2023, (i) amounts reported for Messrs. Bassoul and Mick reflect relocation expenses, and (ii) the amount reported for Ms. Williams-Ramey reflects $1,229,000 as a separation payment and $10,000 in reimbursement of the cost of executive outplacement services, in each case made pursuant to her separation agreement with the Company. See Description of Employment Agreements and Compensatory Arrangements of Certain Officers in this Item 11 – Executive Compensation.

2023 Grants of Plan-Based Awards

The following table provides information on equity and non-equity awards granted in 2023 to each of the named executive officers:

Name	Grant Date		Estimated Future Payouts under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts under Equity Incentive Plan Awards: No. of Shares of Stock or Units			All Other Stock Awards: No. of Shares of Stock or Units (#)		Grant Date Fair Value of Stock and Option Awards ($)(6)
			Threshold ($)	Target (#)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Selim Bassoul	—		1,162,500	2,325,000	4,650,000	—	—	—
	12/20/2023								62,370	(5)	1,500,000
Gary Mick	—		321,600	643,200	1,286,400	—	—	—	—		—
	3/8/2023	(2)(3)							17,562		499,990
Aimee Williams-Ramey	—		212,000	414,000	818,000	—	—	—	—		—
	3/8/2023	(2)(4)	—	—	—	—	—	—	14,049		399,975
											—

(1)

Represents potential opportunity under the Company’s 2023 Annual Incentive Plan. Based on the Company’s actual results in 2023 as compared to the plan’s performance goals, none of the NEOs received a payout based on 2023 Company performance. See “Compensation Discussion and Analysis—Elements of Compensation—Annual Incentives” for details regarding the annual incentive.

(2)	Represents RSUs that were scheduled to vest on each of the first three anniversaries of the grant date.
(3)	Effective December 20, 2023, all but 5,854 RSUs were converted to shares of restricted stock in connection with the 280G Mitigation Actions. See footnote 3 to the Summary Compensation Table.
(4)

As part of the separation agreement the Company entered into with Ms. Williams-Ramey in connection with her departure from the Company on August 11, 2023, vesting of 4,683 of these RSUs was accelerated as of her departure date, and the remainder of the award was forfeited as of her departure date.

(5)

Represents the Restricted Stock Closing Bonus, which will vest in full at the Closing Effective Time (as defined in the Merger Agreement), subject to Mr. Bassoul’s continued employment with the Company or its affiliates through the Closing Effective Time.

(6)

The amounts in the table reflect the full grant date fair value of RSUs, PSUs and restricted stock, as applicable, computed in accordance with the requirements of FASB ASC Topic 718. The grant date fair value of RSUs and restricted stock is based on the closing price of our common stock on the date of grant.

2023 Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the total outstanding equity awards as of December 31, 2023, for each of the named executive officers:

			Option Awards					Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)
Selim Bassoul	12/20/2023	(2)	—	—	—	—	—	300,000	7,524,000
	12/20/2023	(3)	—	—	—	—	—	246,426	6,180,364
	12/20/2023	(4)	—	—	—	—	—	62,370	1,564,240
	11/15/2021	(5)	—	—	—	—	—	—	—	50,000	1,254,000
Gary Mick	12/20/2023	(6)	—	—	—	—	—	45,128	1,131,810
	12/20/2023	(7)	—	—	—	—	—	27,492	689,499
	3/8/2023	(8)	—	—	—	—	—	5,854	146,818
	6/01/2022	(9)	—	—	—	—	—	—	—	20,513	514,466
	11/08/2022	(9)	—	—	—	—	—	—	—	10,040	251,803
Aimee Williams-Ramey(10)	—		—	—	—	—	—	—	—	—	—

(1)	The market value of stock awards is the number of shares shown in the table multiplied by $25.08, the closing price per share of the Company’s common stock on December 29, 2023.
(2)

Represents shares of restricted stock issued upon conversion of previously awarded PSUs. Such shares will vest upon the Closing, subject to continued service. If Closing does not occur, such restricted shares would remain subject to the performance targets set forth in the original PSU grant.

(3)

Represents shares of restricted stock issued upon conversion of previous RSU grants. Such restricted shares will vest upon the Closing, subject to continued service. If the Closing does not occur, such restricted shares will vest in full on the third anniversary of the grant date.

(4)

Represents shares of restricted stock issued in connection with the Restricted Stock Closing Bonus. The Restricted Stock Closing Bonus will vest in full at the Closing Effective Time (as defined in the Merger Agreement), subject to continued service. If the Closing does not occur, such restricted shares will be forfeited.

(5)

Amount represents the threshold number of shares that may be issued under PSU awards assuming achievement of the established threshold performance goals. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity.” In the event achievement of the established maximum performance goals is achieved, 900,000 PSUs would vest. Pursuant to the terms of the Merger Agreement, these PSUs will be converted into unvested Holdco PSUs at the Closing Effective Time.

(6)

Represents shares of restricted stock issued upon conversion of previously awarded PSUs. Such shares will vest upon the Closing, subject to continued service. If Closing does not occur, such restricted shares would remain subject to the performance targets set forth in the original PSU grant.

(7)

Represents shares of restricted stock issued upon conversion of previous RSU grants. Such restricted shares will vest upon the Closing, subject to continued service. If the Closing does not occur, such restricted shares will vest in equal installments on each of the first three anniversaries of the grant date.

(8)	Represents RSUs that vest on March 8, 2026.
(9)

Amount represents the threshold number of shares that may be issued under PSU awards assuming achievement of the established threshold performance goals. See “Compensation Discussion and Analysis—Elements of Compensation—Long-Term Equity.” In the event achievement of the established maximum performance goals is achieved 118,972 PSUs would vest with respect to the June 1, 2022 award, and 80,320 PSUs would vest with respect to the November 8, 2022 award. Pursuant to the terms of the Merger Agreement, these PSUs will be converted into unvested Holdco PSUs at the Closing Effective Time.

(10)	All equity awards for Ms. Williams-Ramey that did not vest upon her departure from the Company on August 11, 2023 were forfeited.

2023 Option Exercises and Stock Vested

The following table provides information on the number of shares acquired by each named executive officer upon the vesting of stock awards and the value realized, each before payment of any applicable withholding tax. No named executive officers exercised stock options during 2023.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(1)	Value Realized on Vesting (%)(2)
Selim Bassoul	1,141	30,373
Gary Mick	7,891	199,326
Aimee Williams-Ramey	15,404	376,824

(1)	The shares for Mr. Bassoul were granted in 2022 in respect of his service as Non-Executive Chairman for the period February-May 2021, which grant was inadvertently delayed due to administrative error.
(2)

Represents the value calculated by multiplying the number of shares acquired by the closing price of the Company’s common stock on the vesting date (or the previous trading day if the vesting date was not a trading day).

Description of Employment Agreements and Compensatory Arrangements of Certain Officers

The Company enters into employment agreements with its named executive officers providing for base salary, annual incentive target opportunities, and compensation upon certain terminations of employment as described above and in “—Potential Payments upon Termination.”

In connection with his appointment as President and CEO of the Company, the Company entered into an employment agreement with Mr. Bassoul (the “Bassoul Employment Agreement”) dated November 14, 2021 (the “Bassoul Effective Date”). The Bassoul Employment Agreement provides for a term that commenced on the Bassoul Effective Date and terminates on December 31, 2024, unless the relationship is extended by mutual agreement or earlier terminated in accordance with the terms of the Bassoul Employment Agreement. The Bassoul Employment Agreement provides for, among other things, a base salary of $1,550,000 and a target annual incentive opportunity of 150% of base salary. Pursuant to the Bassoul Employment Agreement, Mr. Bassoul was entitled to a relocation allowance of up to $165,000, in accordance with the Company’s policies. In addition, pursuant to the Bassoul Employment Agreement, Mr. Bassoul committed to purchase an aggregate of $10,000,000 of Company common stock in open market purchases within 30 days of the Bassoul Effective Date.

In connection with Mr. Mick’s appointment as Chief Financial Officer, the Company and Mr. Mick entered into an employment agreement, dated May 31, 2022, that provides for, among other things, a base salary of $450,000 per year and an annual bonus opportunity with a target of 90% of his base salary, and payment or reimbursement of reasonable relocation expenses.

Pursuant to each employment agreement, the executive is entitled to participate in or receive benefits under the employee benefits programs of the Company, including the Company’s life, health, and disability programs, as well as to receive reimbursement of business expenses incurred during their employment. Pursuant to the Bassoul Employment Agreement, Mr. Bassoul is entitled to first class air travel, customarily priced executive-level hotel accommodations and ground transportation on Company business, including, without limitation, travel between Company offices. The employment agreements also contain provisions for separation payments and benefits upon certain types of termination of employment, as well as customary non-competition, non-solicitation, indemnification, confidentiality, mutual non-disparagement and proprietary information provisions. For a description of separation payments and benefits provided by these employment agreements, see “—Potential Payments upon Termination.”

The Company announced on August 11, 2023 (“Effective Date”) that Ms. Williams-Ramey departed from the Company. Concurrently with her departure, Ms. Williams-Ramey entered into a consulting agreement, dated as of August 11, 2023 (the “Consulting Agreement”), pursuant to which she will provide consulting services to the Company for up to 10 months following the Effective Date in exchange for a monthly consulting fee of $38,333. Ms. Williams-Ramey’s employment was terminated without cause under the employment agreement between Ms. Williams-Ramey and the Company, dated as of June 13, 2022 (the “Employment Agreement”), with such termination effective as of the Effective Date. In connection with such termination, Ms. Williams-Ramey entered into a Separation Agreement and General Release with the Company on August 11, 2023 (the “Separation Agreement”), pursuant to which Ms. Williams-Ramey received payments and benefits provided upon a termination without cause pursuant to the Employment Agreement. These payments and benefits consisted of (i) an amount equal to the sum of Ms. Williams-Ramey’s base salary and target annual bonus, (ii) payment of the annual bonus, if any, that would otherwise have been paid to Ms. Williams-Ramey if she had remained employed by the Company through December 31, 2023, calculated based on actual performance and paid at the time annual bonuses are normally paid to the Company’s executives (but no later than March 15, 2024), (iii) subject to Ms. Williams-Ramey’s timely election, continued health care coverage for a period of 12 months commencing on the Effective Date or until Ms. Williams-Ramey receives comparable coverage from a subsequent employer, (iv) immediate vesting of 10,030 unvested restricted stock units held by Ms. Williams-Ramey that were scheduled to vest in the 12-month period following the Effective Date, and (v) a cash payment equal to $10,000 for executive outplacement services. Because the performance threshold target was not achieved for 2023, no amounts were paid in respect of an annual 2023 bonus to Ms. Williams-Ramey.

Ms. Williams-Ramey agreed to extend the duration of the non-competition and noninterference covenants under her Employment Agreement from 12 months to 18 months following the Effective Date. In consideration of this extension and her entry into the Consulting Agreement, the Separation Agreement provides for a lump sum cash payment equal to $355,000, to be paid within 60 days following the Effective Date.

Potential Payments upon Termination

Potential Payments upon Termination of Current Named Executive Officers

Each of the named executive officers employed at the end of 2023 had provisions in their employment agreements providing for separation payments and benefits upon certain types of termination of employment. Upon Messrs. Bassoul or Mick’s termination of employment, including for cause, such executive is generally entitled to unpaid earned salary and unpaid benefits.

Payments upon Death or Disability

In the event of termination of Messrs. Bassoul or Mick’s employment due to death or disability as of December 31, 2023, the executive would be entitled to receive the benefits outlined below:

Benefit	Mr. Bassoul	Mr. Mick
Lump sum payment (disability only)	2x base salary 2x target annual incentive	1x base salary 1x target annual incentive

Unpaid bonus for prior fiscal year	Yes	Yes

Annual incentive (prorated)	Yes	Yes

Time-vested equity awards vest	Yes; excludes the Restricted Stock Closing Bonus	Yes

Performance-based awards	Pursuant to the PSU award agreement dated November 15, 2021, Mr. Bassoul will be entitled to receive settlement of any previously earned PSUs and, in the event such termination of employment occurs on or after July 1st of any year during the performance period, any PSUs that become earned in the year of such termination. Subject to the Compensation Committee’s discretion to accelerate vesting, all unvested PSUs are immediately forfeited upon termination of employment for any reason.	Mr. Mick’s performance-based awards will not vest.

Termination Without Cause or for Good Reason

If Messrs. Bassoul or Mick’s employment is terminated as of December 31, 2023 without cause or due to a resignation for good reason, in addition to any other rights or benefits to which the executive is entitled in the ordinary course, such as accrued payments and benefits, the executive would be entitled to receive the benefits outlined below (subject to execution of a release of claims):

Benefit	Mr. Bassoul	Mr. Mick
Lump sum payment	2x base salary 2x annual target incentive Cash Closing Bonus	1x base salary 1x annual target incentive(1)

Annual incentive (prorated)	Yes	Yes

Unpaid bonus for prior fiscal year	Yes	Yes

Continued healthcare coverage	18 months(2)	3 months(3)

Time-vested equity vests	The restricted stock granted to Mr. Bassoul upon conversion of the RSUs granted in connection with his becoming CEO fully vest. Mr. Bassoul’s Restricted Stock Closing Bonus fully vests. Mr. Bassoul is not entitled to additional benefits in the event his employment is terminated in connection with a change in control.	For awards scheduled to vest within 12 months following termination, yes(4)

Performance-based awards	Pursuant to the PSU award agreement dated November 15, 2021, Mr. Bassoul will be entitled to receive settlement of any PSUs that are earned as of such date (along with outstanding Converted Restricted Stock that is subject to the same vesting conditions).(5)	Mr. Mick’s performance-based awards will not vest.

Executive outplacement services	No	Yes, for up to 10,000

(1)

In the event of a termination without cause or by Mr. Mick for good reason within 24 months following a change in control of the Company, the lump sum payments payable to Mr. Mick would be equal to 2x his base salary and annual target incentives.

(2)

Mr. Bassoul may instead receive a lump sum payment at the Company’s discretion (with such cash lump sum equal to (x) 24 multiplied by (y) the excess of the monthly applicable COBRA premium as of the termination date for healthcare coverage the executive had from the Company immediately prior to the termination date over the monthly dollar amount the executive would have paid to the Company for such health care coverage if the executive had remained employed for 18 months following the termination date (the “COBRA Payment Amount”). Mr. Bassoul is entitled to continued healthcare coverage for 18 months. If Mr. Bassoul is continuing to receive COBRA coverage under the Company’s health plans as of the date that is 18 months after his termination date (the “Health Payment Trigger Date”), then, on the Company’s first regularly scheduled pay date following the Health Payment Trigger Date, the Company will pay to Mr. Bassoul a lump sum cash payment equal to (a) six multiplied by (b) the COBRA Payment Amount.

(3)

Mr. Mick may instead receive a lump sum payment at the Company’s discretion (with such cash lump sum equal to (x) three multiplied by (y) the excess of the monthly applicable COBRA premium as of the termination date for healthcare coverage the executive had from the Company immediately prior to the termination date over the monthly dollar amount the executive would have paid to the Company for such health care coverage if the executive had remained employed for three months following the termination date (the “COBRA Payment Amount”). Mr. Mick is entitled to continued healthcare coverage for 3 months.

(4)

In the event of a termination without cause or by Mr. Mick for good reason within 24 months following a change in control of the Company, all time-vested equity awards will immediately vest for Mr. Mick.

(5)

Upon a resignation by Mr. Bassoul without good reason, Mr. Bassoul will receive a prorated portion of the PSUs previously earned as of the date of such termination (along with outstanding Converted Restricted Stock that is subject to the same vesting conditions).

The following terms are generally defined in the employment agreements for Messrs. Bassoul and Mick as follows:

Term	Definition
Cause

•  continued failure (except where due to physical or mental incapacity) to (i) endeavor in good faith to substantially perform executive’s duties (with respect to Mr. Bassoul); or(ii) perform executive’s duties (with respect to Mr. Mick), in each case of (i) and (ii), after written notice from the Company requesting such compliance and specifying executive’s alleged noncompliance;

•  executive’s failure to comply with any valid and legal directive of the CEO (Mr. Mick);

•  material malfeasance or gross neglect in the performance of executive’s duties;

•  conviction of, or plea of guilty or nolo contendere to, a misdemeanor involving moral turpitude or a felony;

•  commission of fraud or embezzlement against the Company or an affiliate constituting a crime (for Mr. Bassoul);

•  engagement in illegal conduct, embezzlement, misappropriation, or fraud, whether or not related to executive’s employment with the Company (for Mr. Mick);

•  material breach of any material provision of executive’s employment agreement that is not remedied within fifteen days after (i) written notice from the Company specifying such breach and (ii) the opportunity to appear before the Board;

•  material violation of a material Company policy that causes demonstrable damage to the Company, which damage is not insignificant (for Mr. Bassoul);

•  violation of the Company’s written policies or codes of conduct, including written policies related to discrimination, harassment, performance of illegal or unethical activities, and ethical misconduct (for Mr. Mick);

•  willful unauthorized disclosure of confidential information (for Mr. Mick);

•  continued failure to cooperate in any audit or investigation involving the Company or its or their financial statements or business practices that is not remedied within fifteen days of written notice from the Company specifying such failure; or

•  actual gross misconduct that the Board determines in good faith adversely and materially affects the business or reputation of the Company.

Good Reason (without the executive’s express written consent)

•  material diminution in employment duties, responsibilities or authority, or the assignment to executive of duties that are materially inconsistent with his or her position (and removal as CFO for Mr. Mick);

•  reduction in base salary (material reduction other than a general reduction in base salary that affects all similarly situated executives, with respect to Mr. Mick) or annual incentive;

•  material breach by the Company of (i) the compensation or indemnification provisions (for Mr. Mick) or (ii) any provision (for Mr. Bassoul) of executive’s employment agreement; or

•  with respect to Mr. Bassoul only:

•  removal as CEO or an adverse change in reporting obligations,

•  reduction in minimum or maximum annual incentive, or

•  failure of the Company to nominate him for election as a member of the Board or the failure of the Company to use efforts consistent with the Company’s efforts with respect to other members of the Board slate to encourage the Company’s stockholders to elect him to the Board once nominated.

An executive’s employment may terminate for “good reason” only if (i) within 90 days of the date executive has actual knowledge of the occurrence of an event of “good reason,” he or she provides written notice to the Company specifying such event,(ii) the Company does not cure such event within 5 (with respect to Mr. Bassoul) or 10 (with respect to Mr. Mick) business days of such notice if the event is nonpayment of an amount due to executive, or within 60 days of such notice for other events, and (iii) executive terminates executive’s employment within 30 business days of the end of such cure period.

Potential Payments upon Termination of Employment or Change in Control

The table below illustrates payments that would be made to a current named executive officer employed at the end of 2023 if his or her employment terminated due to a termination for death or disability, without cause, or for good reason on December 31, 2023. The amounts shown and discussed in this section assume there is no earned but unpaid base salary, annual incentive or expenses at the time of termination. This table is intended only for illustrative purposes; the rights and benefits due to any executive upon an actual termination of employment can be determined only at the time of such event, based on circumstances then existing and arrangements then in effect.

Executive	Cash Separation Payments ($)	Vesting of Equity(1) ($)	Benefit Payments / Outplacement Services(2) ($)	Total ($)
Selim Bassoul
Death	—	6,180,364	—	5,906,059
Disability	7,750,000	6,180,364	—	13,656,059
Without Cause or for Good Reason — No Change in Control	9,250,000	7,744,604	42,797	17,037,401
Without Cause or for Good Reason — Change in Control	9,250,000	7,744,604	42,797	17,037,401

Gary Mick
Death	—	836,318	—	836,318
Disability	1,179,200	836,318	—	2,015,418
Without Cause or for Good Reason —No Change in Control	1,179,200	344,725	17,133	1,541,058
Without Cause or for Good Reason —Change in Control	2,358,400	836,318	17,133	3,211,851

(1)

The amounts include (i) the value of unvested Converted Restricted Stock that originally vested based on time-vesting conditions, (ii) with respect to Mr. Mick, the outstanding RSUs that would accelerate upon termination and (iii) with respect to Mr. Bassoul upon a termination without Cause or for Good Reason, the Restricted Stock Closing Bonus.

(2)

Amounts reflect the total applicable COBRA premium that would be paid to the NEO for healthcare coverage the NEO had from the Company immediately prior to the termination date, plus $10,000 for outplacement services for Mr. Mick.

In connection with Ms. Williams-Ramey’s departure, she received the following payments and benefits pursuant to the terms of her separation agreement: (i) $1,229,000 as a separation payment, (ii) $10,000 in reimbursement of the cost of executive outplacement services, and (iii) $10,030 with respect to the incremental value of the unvested RSUs that accelerated and vested on her departure date, based on the $22.38 closing share price of the Company’s common stock on her departure date.

Pay Versus Performance

The following table shows the total compensation for our NEOs for the past four fiscal years as set forth in the Summary Compensation Table, the “compensation actually paid” (CAP) to our principal executive officer (PEO) and, on an average basis, our other NEOs (in each case, as determined under SEC rules), our total shareholder return (TSR), the TSR of the S&P Entertainment Movies & Entertainment Index over the same period, our net income, and our company-selected measure, Adjusted EBITDA.

Pay Versus Performance Table

							Value of initial fixed 100 investment based on:
Year	Summary Compensation Table Total for First PEO (1)	Compensation Actually Paid to First PEO(2)	Summary Compensation Table Total for Second PEO(1)	Compensation Actually Paid to Second PEO(2)	Average Summary Compensation Table Total for Non-PEO NEOs(3)	Average Compensation Actually Paid to Non-PEO NEOs(2)	Total Shareholder Return(4)	Peer Group Total Shareholder Return(4)	Net Income (loss) (in thousands) (5)	Adjusted EBITDA (in thousands)(6)
2023	$0	$0	$5,400,309	$5,919,353	$1,792,999	$1,484,686	$56	$89	$38,999	461,501
2022	$0	$0	$1,923,775	$(2,898,871)	$719,739	$(309,341)	$52	$68	$101,383	$460,594
2021	$9,399,146	$4,272,063	$11,932,585	$11,876,588	$2,558,621	$2,705,666	$95	$136	$127,829	$498,136
2020	$7,246,316	$13,493,190	$0	$0	$1,577,395	$1,920,050	$76	$139	$(423,380)	$(231,000)

(1)	Mr. Michael Spanos served as CEO in fiscal 2020 and through November 14, 2021 in fiscal 2021. Mr. Selim Bassoul has served as CEO since November 14, 2021.
(2)

SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine CAP as reported in the Pay Versus Performance Table. CAP does not necessarily represent cash and/or equity value transferred to the applicable NEO without restriction, but rather is a value calculated under applicable SEC rules. In calculating the ‘compensation actually paid’ amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations was computed in accordance with FASB ASC Topic 718. The valuation methodologies used to calculate such fair values did not materially differ from those disclosed at the time of grant. NEOs do not participate in a defined benefit plan so no adjustment for pension benefits is included in the table below. Similarly, no adjustment is made for dividends as dividends are factored into the fair value of the award. The following table details these adjustments:

Year	NEO Status	Summary Compensation Table Total	Subtract Grant Date Fair Value of Stock & Option Awards Reported in the Summary Compensation Table	Add Year End Fair Value of Awards Granted that are in the Covered Fiscal Year that are Outstanding and Unvested	Change in Fair Value of Awards Granted in Prior Years that are Outstanding and Unvested	Value as of Vesting Date of Equity Awards Granted in the Covered Fiscal Year that Vested in that Year	Change in Value of Equity Awards Granted in Prior Years that Vested in the Covered Fiscal Year	Prior Year-End Fair Value of Awards Granted in Prior Years that Failed to Vest in the Covered Fiscal Year	Value of Dividends or Earnings Paid on Stock or Option Awards not Otherwise Reflected in Value or Total Compensation	Compensation Actually Paid
2023	PEO 2	$5,400,309	$1,500,000	$1,564,240	$450,960	$0	$3,845	$0	$0	$5,919,353
2023	Non-PEO NEOs	$1,792,999	$449,983	$146,818	$14,442	$52,403	$19,239	$91,233	$0	$1,484,686
2022	PEO 2	$1,923,775	$33,329	$26,528	$(4,763,415)	$0	$(52,431)	$0	$0	$(2,898,871)
2022	Non-PEO NEOs	$719,739	$333,393	$275,652	$(67,782)	$0	$(25,355)	$(878,202)	$0	$(309,341)
2021	PEO 2	$11,932,585	$11,014,293	$10,767,758	$0	$106,620	$83,917	$0	$0	$11,876,588
2021	PEO 1	$9,399,146	$3,237,810	$0	$0	$473,041	$2,315,807	$(4,678,122)	$0	$4,272,063
2021	Non-PEO NEOs	$2,558,621	$399,970	$170,171	$327,201	$51,389	$237,433	$(239,177)	$0	$2,705,666
2020	PEO 1	$7,246,316	$6,306,400	$10,762,744	$1,429,592	$0	$350,080	$0	$10,858	$13,493,190
2020	Non-PEO NEOs	$1,577,395	$971,208	$1,195,000	$39,699	$52,209	$64,026	$(37,070)	$0	$1,920,050

(3)

In 2023, the non-PEO NEOs were Mr. Bassoul, Mr. Mick and Ms. Williams-Ramey. In 2022, the non-PEO NEOs were Mr. Gary Mick, Ms. Aimee Williams-Ramey, Mr. Stephen Purtell, and Mr. Sandeep Reddy. In 2021, the non-PEO NEOs were Mr. Reddy and Ms. Laura Doerre. In 2020, the non-PEO NEOs were Mr. Reddy, Mr. Marshall Barber, Mr. Lenny Russ, Ms. Doerre, Ms. Katherine Aslin and Mr. Brett Petit.

(4)

TSR and Peer Group TSR is determined based on the value of an initial fixed investment of $100 at the applicable measurement point on the same cumulative basis as is used in Item 201(e) of Regulation S-K. The TSR peer group consists of the S&P Entertainment Movies & Entertainment Index, as disclosed in our 2023 Annual Report on Form 10-K pursuant to Item 201(e) of Regulation S-K.

(5)	Represents the amount of net income reflected in the Company’s audited GAAP financial statements for each applicable fiscal year.
(6)

We have selected Adjusted EBITDA as our most important financial measure (that is not otherwise required to be disclosed in the table) used to link compensation actually paid to our NEOs to Company performance. See Appendix A for the definition of Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure.

Relationship Between Compensation Actually Paid and Performance Measures

We believe the table above shows the alignment between compensation actually paid to the NEOs and the Company’s performance, consistent with our compensation philosophy as described in our Compensation Discussion and Analysis in this Item 11 – Executive Compensation. Specifically, a large portion of the NEOs’ compensation is reliant on TSR and, as such, the PEO and non-PEO CAP each year was aligned with our TSR performance and increased when our TSR performance increased but declined when our TSR performance declined. The charts below show, for the past four years, the relationship of the Company’s TSR relative to its peers as well as the relationship between the PEO and non-PEO CAP and (i) the Company’s TSR; (ii) the Company’s net income; and (iii) the Company’s Adjusted EBITDA.

2023 Performance Measures

As noted above, the Compensation Committee believes in a holistic evaluation of the NEOs’ and the Company’s performance and uses a mix of performance measures throughout our annual and long-term incentive programs to align executive pay with Company performance. As required by SEC rules, the performance measures identified as the most important for NEOs’ 2023 compensation decisions are listed in the table to below, each of which is described in more detail in the CD&A under the section “2023 Compensation Program Element”.

Most Important Performance Measures

Adjusted EBITDA

Modified Cash Flow

Total Shareholder Return (TSR)

CEO Pay Ratio

As required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, the following information explains the relationship of the annual total compensation of the Company’s median employee to the annual total compensation of the Company’s CEO for 2023. The SEC rules do not specify a single methodology for identification of the median employee or calculation of the CEO pay ratio, and other companies may use different assumptions, adjustments, exclusions, or estimates in calculating their CEO pay ratio. Accordingly, CEO pay ratio disclosures may involve a degree of imprecision and may be inconsistent in methodology among different companies. Therefore, the CEO pay ratio disclosed by other companies may not be comparable to the Company’s CEO pay ratio as disclosed below. The Company’s pay ratio disclosed below is a reasonable estimate calculated in a manner consistent with SEC rules based on the Company’s internal records and the methodology described below.

Total Compensation
CEO	$5,400,309
Median Employee (full-time + seasonal)	$8,252
Ratio	654:1

The Company’s operations rely heavily on seasonal, entry-level employees, some of whom work only one or two months per year. Consequently, the Company considers a comparison to only full-time employees to be more reflective of the relationship between CEO pay and median employee pay. At the time this calculation was made, seasonal employees accounted for 97% of the Company’s workforce. When factoring only full-time employees, the CEO to median employee ratio was 75 to 1 (calculated based on the median employee of the full-time employee population as of December 31, 2023, whose total annual compensation was calculated in the same manner as the CEO’s compensation, as set forth in the Summary Compensation Table).

To identify the median of all employees, as shown in the table above, the Company used the gross annual earnings reported to taxing authorities (for example, in the U.S., information reported on W-2s), and ranked employees from highest to lowest for all employees as of December 31, 2023. In calculating these amounts for non-U.S. employees, the Company converted Canadian dollars to U.S. dollars and Mexican pesos to U.S. dollars utilizing price level ratios of the purchasing power parity conversion factors published by the World Bank. Without the purchasing power adjustments, the median employee of all employees was a seasonal employee with total compensation of $6,669, and the estimated CEO to median employee ratio was 810 to 1 (full-time and seasonal employees).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of the Company’s common stock as of March 31, 2024, except as otherwise noted below, by (a) the members of the Board, (b) each named executive officer, (c) all of the Company’s directors and current executive officers as a group, and (d) each person who, to the best of the Company’s knowledge, beneficially owned on that date more than 5% of the outstanding common stock. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them. Unless otherwise indicated, the address for each beneficial owner in the table below is c/o Six Flags Entertainment Corporation, 1000 Ballpark Way, Suite 400, Arlington, Texas 76011.

The column entitled “Percentage of Shares Beneficially Owned” is based on a total of 84,274,760 shares of common stock outstanding as of March 31, 2024 .

Name	Number of Shares Beneficially Owned(1)		Percent of Class(2)
Named Executive Officers
Selim Bassoul(3)	294,547		*
Gary Mick(4)	59,941		*
Aimee Williams-Ramey(5)	—		*
Non-Employee Directors
Ben Baldanza	37,741		*
Esi Eggleston Bracey	31,984		*
Chieh Huang	14,259		*
Enrique Ramirez	25,835		*
Arik Ruchim	(6	)(8)	*
Marilyn Spiegel	9,539		*
All current executive officers and directors as a group (9 persons)(7)	473,846		*
5% Holders
H Partners, LP(8)	11,400,000		13.59%
BlackRock, Inc.(9)	11,018,449		13.07%
The Vanguard Group(10)	7,805,181		9.26%

(1)

Amounts include the number of shares of common stock subject to stock options currently exercisable or exercisable within 60 days of the March 31, 2024 and restricted stock units and performance stock units that vest within 60 days of March 31, 2024.

(2)

An asterisk (*) indicates beneficial ownership of less than 1%. The percentage ownership is based on 84,274,760 shares of common stock outstanding as of March 31, 2024. With respect to each person, percentage ownership is calculated by dividing the number of shares beneficially owned by the sum of the number of outstanding shares at such date and the number of shares such person has the right to acquire upon exercise of options that are exercisable, or vesting of restricted stock units or performance stock units, within 60 days.

(3)	Amount excludes 373,001 shares of restricted stock that have not vested and will not vest within 60 days of March 31, 2024.
(4)	Amount excludes 40,544 shares of restricted stock and 5,854 RSUs that have not vested and will not vest within 60 days of March 31, 2024.
(5)	Ms. Williams-Ramey departed from the Company on August 11, 2023. Reported holdings are based on a Form 4 filed on September 11, 2023.

(6)

Mr. Ruchim is a Partner of H Partners Management, LLC, which is the investment manager of H Partners Capital, LLC, the general partner of H Partners, LP. Accordingly, Mr. Ruchim may be deemed to have voting and dispositive power with respect to the shares of common stock held by the managed funds. Information is based on the Form 4, filed with the SEC by Mr. Ruchim on November 22, 2022, which reported 11,400,000 shares beneficially owned, and the information described in footnote (12).

(7)	Includes all current directors and all current executive officers of the Company.
(8)

Based on Amendment No. 19 to Schedule 13D filed on November 15, 2023, all shares may be deemed to be beneficially owned by H Partners Management, LLC, H Partners Capital, LLC, H Partners, LP, and Rehan Jaffer. H Partners, LP directly beneficially owns 7,064,600 shares and has shared voting power and shared investment power with respect to all such shares. H Partners Capital, LLC, as the general partner of H Partners, LP, may be deemed to beneficially own 7,064,600 shares and may be deemed to have shared voting power and shared investment power with respect to such shares. H Partners Management, LLC, as the investment manager of H Partners Capital, LLC, H Offshore Fund, Ltd. and H Partners Phoenix Capital, LLC, may be deemed to beneficially own 11,400,000 shares and may be deemed to have shared voting power and shared investment power with respect to such shares. Mr. Jaffer, as the managing member of H Partners Management, LLC, H Partners Capital, LLC and H Partners Phoenix Capital, LLC, may be deemed to beneficially own 11,400,000 shares and may be deemed to have shared voting power and shared investment power with respect to such shares. The address for the reporting persons is 888 Seventh Avenue, 29th Floor, New York, New York 10019.

(9)

Based on Amendment No. 8 to Schedule 13G filed on January 23, 2024, all shares are beneficially owned by BlackRock, Inc. or certain of its subsidiaries. BlackRock, Inc. reported having sole voting power over 10,919,021 shares and sole dispositive power over 11,018,449 shares. The address for the reporting person is 55 East 52nd Street, New York, New York 10055.

(10)

Based on Amendment No. 9 to Schedule 13G filed on February 13, 2024, all shares are beneficially owned by The Vanguard Group or certain of its subsidiaries. The Vanguard Group reported having shared voting power over 116,814 shares, sole dispositive power over 7,612,499 shares, and shared dispositive power over 192,682 shares. The address for the reporting person is 100 Vanguard Blvd., Malvern, Pennsylvania 19355.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

During fiscal 2023, there were no transactions, or currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000 and in which any related person had or will have a direct or indirect material interest. The Company entered into an agreement with Diversey Holdings, Ltd. for the exclusive supply of specified cleaning products. Mr. Bassoul served as a director of Diversey Holdings, Ltd. from April 2021 to July 2023. From January 2023 through the date of Mr. Bassoul’s departure from the board of directors of Diversey Holdings, Ltd. in July 2023, the Company purchased approximately $188,000 of products under the agreement with Diversey Holdings, Ltd.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements and the annual financial statements of the related entities for the years ended December 31, 2023 and January 1, 2023, as well as fees billed for audit-related services, tax services, and all other services rendered by KPMG LLP for those years. The amount shown for Audit Fees the years ended December 31, 2023 and January 1, 2023 includes the audit of the effectiveness of the Company’s internal controls over financial reporting.

	December 31, 2023	January 1, 2023
Audit Fees(1)	$2,288,500	$2,100,000
Audit-Related Services Fees(2)	210,000	—
Tax Fees(3)	$25,000	$26,000

(1)

In 2023 and 2022 , foreign statutory audit fees were converted into US dollars using exchange rates as of December 31, 2023 and January 1, 2023, respectively. This also includes fees related to comfort letters and fees related to accounting consultations.

(2)	Fees related to the registration statement and accompanying accounting consultations for the registration statement of CopperSteel Holdco, Inc.
(3)	Fees related to tax services provided to a foreign subsidiary.

All audit and tax services provided by KPMG LLP were pre-approved by the Audit Committee, which concluded that the provision of such services by KPMG LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. The Audit Committee’s policy provides for pre-approval of all audit and non-audit services performed by the independent registered public accounting firm on an annual basis to ensure that the services do not impair the firm’s independence. Any individual engagements are required to be separately approved.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this report.

Exhibit Number		Exhibit Description

2.1	+	Agreement and Plan of Merger, dated as of November 2, 2023 by and among Cedar Fair L.P., Six Flags Entertainment Corporation, CopperSteel HoldCo, Inc. and CopperSteel Merger Sub LLC-incorporated by reference to Exhibit 2.1 to Registrants Current Report on Form 8-K (File No. 001-13703) filed on November 2, 2023.

3.1		Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on August 11, 2023.

3.2		Restated Certificate of Incorporation of Six Flags Entertainment Corporation, as amended—incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 6, 2021.

3.3		Amended and Restated Bylaws of Six Flags Entertainment Corporation—incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on February 7, 2018.

3.4		Certificate of Elimination of Series B Junior Preferred Stock of Six Flags Entertainment Corporation, as filed with the Secretary of State of the State of Delaware on April 1, 2021—incorporated by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form 8-A/A (File No. 001-13703) filed on April 1, 2021

4.1	Registration Rights Agreement, dated as of April 30, 2010, between Six Flags Entertainment Corporation and certain holders of Common Stock—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 3, 2010.

4.2	Indenture, dated as of June 16, 2016, among Six Flags Entertainment Corporation, the guarantors party thereto and U.S. Bank National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.3	Form of 4.875% Senior Notes due 2024—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 17, 2016.

4.4	Indenture, dated as of April 13, 2017, by and among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank National Association as trustee—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.5	Form of 5.500% Senior Notes due 2027—incorporated by reference to Exhibit A to Exhibit 4.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 13, 2017.

4.6	Indenture, dated as of April 22, 2020, by and among Six Flags Theme Parks Inc., the Guarantors party thereto and U.S. Bank National Association as trustee and as collateral agent—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

4.7	Form of 7.000% Senior Secured Notes due 2025—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

4.8	Description of Securities—incorporated by reference to Exhibit 4.8 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

4.9	Indenture, dated as of May 3, 2023, among Six Flags Entertainment Corporation, each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee—incorporated by reference to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

4.10	Form of 7.250% Senior Note Due 2031—incorporated by reference to Exhibit A to Exhibit 4.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

10.1	Overall Agreement, dated February 15, 1997 by and among Six Flags Fund, Ltd. (L.P.), the Salkin Family Trust, SFG, Inc., SFG-I, LLC, SFG-II, LLC, Six Flags Over Georgia, Ltd., SFOGII, Inc., SFOG Acquisition A, Inc., SFOG Acquisition B, LLC, Six Flags Over Georgia, Inc., Six Flags Theme Parks, Inc. and Six Flags Entertainment Corporation (incorporated by reference to Registrant’s Annual Report on Form 10-K filed on March 23, 1998).

10.2	Subordinated Indemnity Agreement, dated February 9, 1998 among Registrant, the subsidiaries of Registrant named therein, Time Warner, Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 2(b) to Registrant’s Registration Statement on Form S-3 (No. 333-45859) declared effective on March 26, 1998.

10.3	Amendment No. 1 Subordinated Indemnity Agreement, dated November 5, 1999, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (bb) to Registrant’s Form 10-K for the year ended December 31, 2003.

10.4		Amendment No. 2 Subordinated Indemnity Agreement, dated June 12, 2004, among Registrant, the subsidiaries of Registrant named therein, Time Warner Inc., the subsidiaries of Time Warner Inc. named therein, Six Flags Entertainment Corporation, and the subsidiaries of Six Flags Entertainment Corporation named therein—incorporated by reference from Exhibit 10 (cc) to Registrant’s Form 10-K for the year ended December 31, 2003.

10.5		Amendment No. 3 to Subordinated Indemnity Agreement, dated as of April 13, 2004, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.4 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.6		Amendment No. 4 to Subordinated Indemnity Agreement, dated as of December 8, 2006, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.5 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.7		Amendment No. 5 to Subordinated Indemnity Agreement, dated as of April 2, 2007, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Time Warner Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.6 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.8		Amendment No. 6 to Subordinated Indemnity Agreement, dated as of May 15, 2009, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Time Warner Entertainment Company, L.P., TW-SPV Co., Six Flags, Inc. and GP Holdings Inc.—incorporated by reference to Exhibit 10.7 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended June 30, 2009.

10.9		Amendment No. 7 to Subordinated Indemnity Agreement, dated as of April 30, 2010, among Six Flags Operations Inc., Six Flags Theme Parks Inc., SFOG II, Inc., SFT Holdings, Inc., Historic TW Inc., Warner Bros. Entertainment Inc., TW-SPV Co., Six Flags Entertainment Corporation, the other subsidiaries of Six Flags Entertainment Corporation and GP Holdings Inc.—incorporated by reference from Exhibit 10.7 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended March 31, 2010.

10.10	†	Form of Indemnity Agreement—incorporated by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.11	†	Form of Restricted Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.1 to Registrant’s Form 10-Q (File No. 001-13703) for the quarter ended April 4, 2021.

10.12	†	Form of Nonqualified Stock Option Agreement and Dividend Equivalent Rights Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.30 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2012.

10.13	†	Employment Agreement, dated September 7, 2010, by and between Lance C. Balk and Six Flags Entertainment Corporation—incorporated by reference to Exhibit 10.3 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on September 13, 2010.

10.14	†	Six Flags Entertainment Corporation Employee Stock Purchase Plan—incorporated by reference to Exhibit 99.1 to Registrant’s Registration Statement on Form S-8 (Reg. No. 333-170584) filed on November 12, 2010.

10.15	†	Director Deferral Election—incorporated by reference to Exhibit 10.16 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.16	†	Six Flags Entertainment Corporation Amended and Restated Supplemental 401(k) Plan—incorporated by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2020.

10.17	†	Form of Director Deferred Share Unit Agreement pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.61 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2013.

10.18	†	Form of Director Restricted Stock Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K (File No. 001-13703) for the year ended December 31, 2014.

10.19	†	Form of Performance Stock Unit Agreement Pursuant to the Six Flags Entertainment Corporation Long-Term Incentive Plan – incorporate by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) for the quarterly period ended April 3, 2022

10.20	†	Six Flags Entertainment Corporation Long-Term Incentive Plan—incorporated by reference to Appendix A to Registrant’s Definitive Proxy Statement (File No. 001-13703) filed on March 21, 2017.

10.21		Third Amendment and Limited Waiver to Amended and Restated Credit Agreement, dated as of June 21, 2017, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the Subsidiary Guarantors (as defined therein) from time to time party thereto, the Lenders (as defined therein) from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent-incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 21, 2017.

10.22		$1,150,000,000 Second Amended and Restated Credit Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP and several lenders, Wells Fargo Bank, National Association, as administrative agent, an issuing lender and a swingline lender, Wells Fargo Securities, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint lead arrangers, Barclays Bank PLC, JPMorgan Chase Bank, N.A., Compass Bank, HSBC Bank USA, National Association and PNC Bank, National Association, as co-documentation agents, Bank of America, N.A. and Goldman Sachs Bank USA, as co-syndication agents, and Wells Fargo Securities, LLC, Barclays Bank PLC, Goldman Sachs Bank USA, JPMorgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and HSBC Bank USA, National Association, as joint bookrunners—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.23		Second Amended and Restated Guarantee and Collateral Agreement, dated as of April 17, 2019, among the Company, SFO and SFTP, the other grantors party thereto, and Wells Fargo Bank, National Association, as administrative agent—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 17, 2019.

10.24		First Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020.

10.25		Replacement Revolving Facility Amendment to Second Amended and Restated Credit Agreement, dated as of April 8, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 8, 2020.

10.26		Second Amendment to Second Amended and Restated Credit Agreement, dated as of April 22, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the revolving credit lenders party thereto—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on April 23, 2020.

10.27		Third Amendment to Second Amended and Restated Credit Agreement, dated as of August 26, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on August 26, 2020.

10.28		Consent to Second Amended and Restated Credit Agreement, dated as of December 28, 2020, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., the other subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on December 28, 2020.

10.29		Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on January 31, 2020.

10.30	†	Employment Agreement, dated November 14, 2021, by and between Six Flags Entertainment Corporation and Selim A. Bassoul—incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 15, 2021.

10.31	†	Employment Agreement, dated May 31, 2022, by and between Gary Mick and Six Flags Entertainment Corporation – incorporated by reference to exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 31, 2022

10.32	†	Employment Agreement, dated June 13, 2022, by and between Aimee Williams-Ramey and Six Flags Entertainment Corporation – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on June 14, 2022

10.33		Amendment No. 1, dated November 10, 2022, to the Cooperation Agreement, dated as of January 30, 2020, by and among Six Flags Entertainment Corporation and H Partners Management, LLC and certain of its affiliates – incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on November 10, 2022

10.34		Replacement Revolving Facility and Incremental Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the replacement revolving lenders and incremental revolving lenders—incorporated by reference Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

10.35		Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of May 3, 2023, among Six Flags Entertainment Corporation, Six Flags Operations Inc., Six Flags Theme Parks Inc., each of the subsidiary guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto—incorporated by reference Exhibit 10.2 to Registrant’s Current Report on Form 8-K (File No. 001-13703) filed on May 4, 2023.

10.36		Consulting Agreement, dated August 11, 2023, by and between Six Flags Entertainment Corporation and Aimee Williams-Ramey — incorporated by reference Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q (File No. 001-13703) filed on August 11, 2023.

10.37		Voting and Support Agreement, dated as of November 2, 2023, by and between Cedar Fair, L.P., Six Flags Entertainment Corporation, and H Partners, LP and certain of its affiliates—incorporated by reference to Exhibit 2.2 to Six Flags Entertainment Corporation’s Current Report on Form 8-K, filed on November 2, 2023.

10.38		Letter Agreement, effective as of December 20, 2023 by and between Six Flags Entertainment Corporation and Selim A. Bassoul—incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K (File No. 001-13703), filed on December 22, 2023.

21.1		Subsidiaries of the Registrant—incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

23.1		Consent of Independent Registered Public Accounting Firm—incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024 .

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

32.2		Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002—incorporated by reference to Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

97.1		Compensation Clawback Recovery Policy—incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

101		The following financial statements and footnotes from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL: (i) the Audited Consolidated Balance Sheets, (ii) the Audited Consolidated Statements of Operations, (iii) the Audited Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Deficit, (v) the Audited Statements of Cash Flow, and (vi) related Notes to the Consolidated Financial Statements—incorporated by reference to Exhibit 101 to the Registrant’s Annual Report on Form 10-K (File No. 001-13703), filed on February 29, 2024.

104	*	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL.

*	Filed herewith
P	Filed paper only
†	Management contract or compensatory plan
+

Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Registrant will provide a copy of such omitted documents to the Securities and Exchange Commission upon request.

ANNEX A: DEFINITION AND RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

We prepare our financial statements in accordance with United States generally accepted accounting principles (“GAAP”). In this offering memorandum, we make reference to non-GAAP financial measures including “Modified EBITDA” and “Adjusted EBITDA.” The definition for each of these non-GAAP financial measures is set forth below. We believe that these non-GAAP financial measures provide important and useful information for investors to facilitate a comparison of our operating performance on a consistent basis from period to period and make it easier to compare our results with those of other companies in our industry. We use these measures for internal planning and forecasting purposes, to evaluate ongoing operations and our performance generally, and in our annual and long-term incentive plans. By providing these measures, we provide our investors with the ability to review our performance in the same manner as our management.

Because these non-GAAP financial measures are not determined in accordance with GAAP, they are susceptible to varying calculations, and not all companies calculate these measures in the same manner. As a result, these non-GAAP financial measures as presented may not be directly comparable to a similarly titled non-GAAP financial measure presented by another company. These non-GAAP financial measures are presented as supplemental information and not as alternatives to any GAAP financial measures

The following tables sets forth a reconciliation of net income (loss) to Adjusted EBITDA for the twelve-month periods ended December 31, 2023, January 1, 2023 and January 2, 2022:

	Year Ended
	December 31, 2023	January 1, 2023	January 2, 2022
	(in thousands)
Net income	$86,500	$146,034	$169,595
Income tax expense	22,290	46,960	49,622
Other (income) expense, net(1)	9,208	(84)	13,403
Loss on debt extinguishment	13,982	17,533	—
Interest expense, net	158,256	141,590	152,436
Loss on disposal of assets	16,393	3,927	12,137
Depreciation and amortization	115,086	117,124	114,434
Loss on impairment of park assets	22,956	16,943	—
Stock-based compensation	11,387	15,218	23,556
Merger-related transaction costs(2)	15,386	—	—
Self-insurance reserve adjustment(3)	37,558	—	—

Modified EBITDA(4)	$509,002	$505,245	$535,183

Third-party interest EBITDA of certain operations(5)	(47,501)	(44,651)	(41,766)

Adjusted EBITDA(4)	$461,501	$460,594	$493,417

(1)

During 2023, we reclassified the net pension-related expense (benefit) to other (income) expense, net, in our consolidated statements of operations. This reclassification has been reflected in all periods presented. As a result of this reclassification, Adjusted EBITDA for the year end January 1, 2023, declined by $4.2 million.

(2)

Merger-related transaction costs consist primarily of financial, legal and accounting advisory fees directly attributable to the proposed Merger, as well as compensation costs for certain executive officers that was triggered upon the execution of the Merger Agreement

(3)

Amount relates to an adjustment to our self-insurance reserves resulting from a change in accounting estimate that increased our ultimate loss indications on both identified claims and incurred but not reported claims. See Note 15 to the consolidated financial statements included in our Original 10-K for additional information regarding this change in accounting estimate. We have excluded this amount from our reported Adjusted EBITDA because we believe (i) the change in actuarial assumptions and related change in accounting estimate that gave rise to the adjustment is unusual and not expected to be recurring; (ii) excluding it provides more meaningful comparisons to our historical results; and (iii) excluding it provides more meaningful comparisons to other companies in our industry.

(4)

“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated income (loss) from continuing operations, excluding the following: the cumulative effect of changes in accounting principles, discontinued operations gains or losses, income tax expense or benefit, restructure costs or recoveries, reorganization items (net), other income or expense, gain or loss on early extinguishment of debt, equity in income or loss of investees, interest expense (net), gain or loss on disposal of assets, gain or loss on the sale of investees, amortization, depreciation, stock-based compensation, impairment charges, fresh start accounting valuation adjustments and other significant non-recurring items (including, for the year ended December 31, 2023, an adjustment to our self-insurance reserves and transaction expenses incurred in connection with the Merger Transactions). Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors from a park-level perspective and allows investors to review performance in the same manner as our management.

“Adjusted EBITDA,” a non-GAAP measure, is defined as Modified EBITDA minus net income attributable to non-controlling interests. Adjusted EBITDA is approximately equal to “Parent Consolidated Adjusted EBITDA” as defined in our Credit Facility, except that Parent Consolidated Adjusted EBITDA excludes Adjusted EBITDA from equity investees that is not distributed to us in cash on a net basis and has limitations on the amounts of certain expenses that are excluded from the calculation. Our board of directors and management use Adjusted EBITDA to measure our performance, and our current management incentive compensation plans are based largely on Adjusted EBITDA. We believe that Adjusted EBITDA is frequently used by all our analysts and investors as their primary measure of our performance in the evaluation of companies in our industry. In addition, the instruments governing certain of our indebtedness use Adjusted EBITDA to measure our compliance with certain covenants and, in certain circumstances, our ability to make certain borrowings. Adjusted EBITDA, as computed by us, may not be comparable to similar metrics used by other companies in our industry.

(5)	Represents interests of non-controlling interests in the Adjusted EBITDA of Six Flags Over Georgia, Six Flags Over Texas and Six Flags White Water Atlanta.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 29, 2024

SIX FLAGS ENTERTAINMENT CORPORATION

By:	/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the following capacities on the dates indicated.

Signature	Title	Date
/s/ SELIM BASSOUL Selim Bassoul	Director, President and Chief Executive Officer (Principal Executive Officer)	April 29, 2024

/s/ GARY MICK Gary Mick	Chief Financial Officer (Principal Financial Officer)	April 29, 2024

/s/ DEREK SAMPLE Derek Sample	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 29, 2024

/s/ BEN BALDANZA Ben Baldanza	Non-Executive Chairman	April 29, 2024

/s/ ESI EGGLESTON BRACEY Esi Eggleston Bracey	Director	April 29, 2024

/s/ CHIEH HUANG Chieh Huang	Director	April 29, 2024

/s/ ENRIQUE RAMIREZ MENA Enrique Ramirez Mena	Director	April 29, 2024

/s/ ARIK RUCHIM Arik Ruchim	Director	April 29, 2024

/s/ MARILYN SPIEGEL Marilyn Spiegel	Director	April 29, 2024