Form 10-Q
period 2024-03-31
Six Flags Entertainment Corp
filed 2024-05-09
CIK 701374

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________________
FORM 10-Q
_________________________________________________________
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2024 or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                           to
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 6, 2024, Six Flags Entertainment Corporation had 84,270,276 outstanding shares of common stock, par value $0.025 per share.

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
•cyber security risks; and
•other factors or uncertainties described in "Item 1A. Risk Factors" set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"), and in this Quarterly Report.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Balance Sheets
(Unaudited)

	As of
	March 31, 2024	December 31, 2023	April 2, 2023
(Amounts in thousands, except share data)	(unaudited)		(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,702	$77,585	$64,749
Accounts receivable, net	53,523	62,660	45,462
Inventories	39,188	31,624	41,016
Prepaid expenses and other current assets	102,275	80,897	83,639
Total current assets	255,688	252,766	234,866
Property and equipment, net:
Property and equipment, at cost	2,770,068	2,733,094	2,621,518
Accumulated depreciation	(1,472,781)	(1,447,861)	(1,380,846)
Total property and equipment, net	1,297,287	1,285,233	1,240,672
Goodwill	659,618	659,618	659,618
Intangible assets, net of accumulated amortization of $312, $306 and $290 as of March 31, 2024, December 31, 2023 and April 2, 2023, respectively	344,135	344,141	344,158
Right-of-use operating leases, net	146,023	134,857	156,376
Other assets, net	35,131	34,859	22,502
Total assets	$2,737,882	$2,711,474	$2,658,192

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$44,539	$27,235	$43,513
Accrued compensation, payroll taxes and benefits	21,304	18,957	14,417
Self-insurance reserves	63,743	64,605	34,032
Accrued interest payable	42,752	28,704	27,527
Other accrued liabilities	69,949	73,087	60,032
Deferred revenue	165,414	127,556	152,096
Short-term borrowings	230,000	180,000	170,000
Current portion of long-term debt	56,867	56,867	—
Short-term lease liabilities	10,986	10,514	12,040
Total current liabilities	705,554	587,525	513,657
Noncurrent liabilities:
Long-term debt	2,129,642	2,128,612	2,281,841
Long-term lease liabilities	171,713	155,335	166,562
Other long-term liabilities	27,195	27,263	28,477
Deferred income taxes	161,139	189,700	162,973
Total liabilities	3,195,243	3,088,435	3,153,510

Redeemable noncontrolling interests	520,998	520,998	521,395

Stockholders' deficit:
Preferred stock, $1.00 par value	—	—	—
Common stock, $0.025 par value, 280,000,000 shares authorized; 84,274,760, 84,124,014 and 83,279,300 shares issued and outstanding at March 31, 2024, December 31, 2023 and April 2, 2023, respectively	2,116	2,112	2,082
Capital in excess of par value	1,133,551	1,131,208	1,122,429
Accumulated deficit	(2,044,329)	(1,961,603)	(2,070,530)
Accumulated other comprehensive loss, net of tax	(69,697)	(69,676)	(70,694)
Total stockholders' deficit	(978,359)	(897,959)	(1,016,713)
Total liabilities and stockholders' deficit	2,737,882	2,711,474	2,658,192
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2024	April 2, 2023
Park admissions	$70,801	$76,303
Park food, merchandise and other	54,397	52,786
Sponsorship, international agreements and accommodations	8,093	13,101
Total revenues	133,291	142,190
Operating expenses (excluding depreciation and amortization shown separately below)	113,955	108,870
Selling, general and administrative expenses (including stock-based compensation of $2,347 and $3,314 in 2024 and 2023, respectively, and excluding depreciation and amortization shown separately below)	42,517	44,247
Costs of products sold	11,123	9,765
Depreciation and amortization	29,500	29,114
Loss on disposal of assets	1,394	2,435
Operating loss	(65,198)	(52,241)
Interest expense, net	41,800	36,302
Other income, net	(1,040)	(832)
Loss before income taxes	(105,958)	(87,711)
Income tax benefit	(23,232)	(17,852)
Net loss attributable to Six Flags Entertainment Corporation	$(82,726)	$(69,859)

Weighted-average common shares outstanding:
Basic:	84,166	83,207
Diluted:	84,166	83,207

Loss per average common share outstanding:
Basic:	$(0.98)	$(0.84)
Diluted:	$(0.98)	$(0.84)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2024	April 2, 2023
Net loss	$(82,726)	$(69,859)
Other comprehensive loss, net of tax
Foreign currency translation adjustment (1)	422	916
Defined benefit retirement plan (2)	163	176
Change in cash flow hedging (3)	(606)	(591)
Other comprehensive income (loss), net of tax	(21)	501
Comprehensive loss attributable to Six Flags Entertainment Corporation	$(82,747)	$(69,358)
______________________________________
(1)Foreign currency translation adjustment is presented net of tax expense of $0.1 million for the three months ended March 31, 2024 and April 2, 2023.
(2)Defined benefit retirement plan is presented net of tax expense of $0.1 million for the three months ended March 31, 2024 and April 2, 2023, respectively.
(3)Change in fair value of cash flow hedging is presented net of tax benefit of $0.2 million for the three months ended March 31, 2024 and April 2, 2023.
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at January 1, 2023	83,178,294	$2,079	$1,119,222	$(2,000,671)	$(71,195)	$(950,565)
Issuance of common stock	104,660	3	(3)	—	—	—
Stock-based compensation	—	—	3,314	—	—	3,314
Payment of tax withholdings on equity-based compensation through shares withheld	(3,654)	—	(104)	—	—	(104)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(69,859)	—	(69,859)
Net other comprehensive loss, net of tax	—	—	—	—	501	501
Balances at April 2, 2023	83,279,300	$2,082	$1,122,429	$(2,070,530)	$(70,694)	$(1,016,713)

(Amounts in thousands, except share data)	Common stock		Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders' deficit
	Shares issued	Amount
Balances at December 31, 2023	84,124,014	$2,112	$1,131,208	$(1,961,603)	$(69,676)	$(897,959)
Issuance of common stock	155,324	4	116	—	—	120
Stock-based compensation		—	2,347	—	—	2,347
Payment of tax withholdings on equity-based compensation through shares withheld	(4,578)	—	(120)	—	—	(120)
Net loss attributable to Six Flags Entertainment Corporation	—	—	—	(82,726)	—	(82,726)
Net other comprehensive loss, net of tax	—	—	—	—	(21)	(21)
Balances at March 31, 2024	84,274,760	$2,116	$1,133,551	$(2,044,329)	$(69,697)	$(978,359)
See accompanying notes to unaudited condensed consolidated financial statements.

SIX FLAGS ENTERTAINMENT CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
(Amounts in thousands)	March 31, 2024	April 2, 2023
Cash flows from operating activities:
Net loss	$(82,726)	$(69,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,500	29,114
Stock-based compensation	2,347	3,314
Interest accretion on notes payable	211	278
Amortization of debt issuance costs	1,155	1,566
Loss on disposal of assets	1,394	2,435
Deferred income tax benefit	(26,970)	(20,672)
Other	(1,651)	30
Changes in operating assets and liabilities:
Decrease in accounts receivable - trade	8,861	7,426
Increase in inventories, prepaid expenses and other current assets	(29,608)	(18,672)
(Increase) decrease in deposits and other assets	(1,307)	2,834
(Increase) decrease in ROU operating leases	(11,328)	2,847
Increase in accounts payable, deferred revenue and accrued liabilities and other long-term liabilities	49,995	12,070
Increase in operating lease liabilities	15,605	1,977
(Decrease) increase in accrued interest payable	14,048	(10,957)
Net cash used in operating activities	$(30,474)	$(56,269)

Cash flows from investing activities:
Additions to property and equipment	(37,218)	(25,488)
Property insurance recoveries	—	481
Proceeds from asset sales	227	—
Net cash used in investing activities	$(36,991)	$(25,007)

Cash flows from financing activities:
Repayment of borrowings	(10,000)	(10,000)
Proceeds from borrowings	60,000	80,000
Payment of debt issuance costs	—	(970)
Payment of tax withholdings on equity-based compensation through shares withheld	(120)	(104)
Reduction in finance lease liability	(260)	(247)
Net cash provided by financing activities	$49,620	$68,679

Effect of exchange rate on cash	$962	$(2,776)

Net decrease in cash and cash equivalents	$(16,883)	$(15,373)
Cash and cash equivalents at beginning of period	$77,585	$80,122
Cash and cash equivalents at end of period	$60,702	$64,749

Supplemental cash flow information
Cash paid for interest	$27,508	$46,209
Cash paid for income taxes	$3,743	$311

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
Our current fiscal year will end on December 29, 2024. This Quarterly Report covers the period January 1, 2024 – March 31, 2024 (“the three months ended March 31, 2024”). The comparison period in the prior year covers the dates January 2, 2023 – April 2, 2023 (“the three months ended April 2, 2023”).
The 2023 Annual Report includes additional information about us, our operations and our financial position, and should be referred to in conjunction with this Quarterly Report. The information furnished in this Quarterly Report reflects all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of the results for the periods presented.
Results of operations for the three months ended March 31, 2024, are not indicative of the results expected for the full year. Our operations are highly seasonal, with approximately 70% - 75% of park attendance and revenues in a typical year occurring in the second and third calendar quarters of each year, with the most significant period falling between Memorial Day and Labor Day.
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
Merger with Cedar Fair L.P.
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
On March 12, 2024, at a special meeting stockholders of Holdings (the “Special Meeting”) called to consider and adopt the Merger Agreement., the stockholders of Holdings approved the Mergers.
The obligations of Holdings and Cedar Fair to complete the Mergers are subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement, a copy of which is attached as an exhibit to the Annual Report on Form 10-K. Completion of the Mergers is subject to, among other things, antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ"), and until the applicable waiting period has expired or has been terminated On January 22, 2024, Holdings and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Holdings and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. On April 19, 2024, Cedar Fair and Holdings certified substantial compliance with the Second Request.
a.    Consolidated U.S. GAAP Presentation
Our accounting policies reflect industry practices and conform to U.S. GAAP.
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. We also consolidate the partnerships that own Six Flags Over Texas ("SFOT") and Six Flags Over Georgia (including Six Flags White Water Atlanta) ("SFOG", and together with SFOT, the "Partnership Parks") in our unaudited condensed consolidated financial statements, as we have determined that we have the power to direct the activities of the Partnership Parks that most significantly impact their economic performance and we have the obligation to absorb losses and receive benefits from the Partnership Parks that can be potentially significant to these entities. The equity interests owned by non-affiliated parties in the Partnership Parks are reflected in the accompanying unaudited condensed consolidated balance sheets as redeemable non-controlling interests.
b.    Income Taxes
We recorded a valuation allowance of $94.6 million, $93.6 million and $97.6 million as of March 31, 2024, December 31, 2023, and April 2, 2023, respectively, due to uncertainties related to our ability to use some of our deferred tax assets, primarily consisting of certain state net operating loss and other tax carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets are recoverable. Our projected taxable income over the foreseeable future indicates we will be able to use all of our federal net operating loss carryforwards before they expire.
We classify interest and penalties attributable to income taxes as part of income tax expense. As of March 31, 2024, December 31, 2023, and April 2, 2023, the expense recognized for interest and penalties was not material.
c.    Goodwill
As of March 31, 2024, the fair value of our single reporting unit exceeded our carrying amount. We have one reporting unit at the same level for which Holdings common stock is traded and we believe our market capitalization is the best indicator of our reporting unit’s fair value. As of March 31, 2024, we did not identify any triggering events that would require a full quantitative analysis to be performed.
d.    Long-Lived Assets
We review long-lived assets, including finite-lived intangible assets subject to amortization, for impairment upon the occurrence of events or changes in circumstances that would indicate that the carrying value of the asset or group of assets may not be recoverable,

“triggering event(s)”. Recoverability of assets to be held and used is measured by comparing the carrying amount of the asset or group of assets to the projected future net cash flows expected to be generated by the asset or group of assets. If such assets are not determined to be fully recoverable, any impairment to be recognized is measured by the amount by which the carrying amount of the asset or group of assets exceeds its respective estimated fair value. Assets held-for-sale are reported at the lower of the carrying amount or fair value less costs to sell. As of March 31, 2024, we did not identify any triggering events that would require a quantitative analysis.
e.    Earnings Per Common Share
We incurred a net loss for the three months ended March 31, 2024 and April 2, 2023. Therefore, diluted shares outstanding equaled basic shares outstanding for purposes of determining loss per common share because their inclusion would be antidilutive. The computation of diluted earnings per share excluded the effect of 1,135,000 and 1,607,000 antidilutive stock options and restricted stock units for the three months ended March 31, 2024, and April 2, 2023, respectively.
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
Periodically, we grant performance stock units to key employees. These awards vest based on attainment of specific performance targets most often related to Adjusted EBITDA or revenue over a defined period. As of March 31, 2024, we have not determined that it is probable that we will achieve any of the performance targets associated with our outstanding performance units, and we have therefore not recognized any expense for these awards. Upon closing of the Mergers, all outstanding performance units will convert to Restricted Stock Units ("RSU") or reissued as performance units in the new company, in accordance with the Merger agreement.
During the three months ended March 31, 2024 and April 2, 2023, stock-based compensation expense consisted of the following:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	April 2, 2023
Long-term incentive plan	$2,322	$3,284
Employee stock purchase plan	25	30
Total stock-based compensation	$2,347	$3,314
g.    Accounts Receivable, Net
Accounts receivable are reported at net realizable value and consist primarily of amounts due from guests for the sale of group outings and multi-use admission products that allow for payment plans, such as season passes, annual passes, memberships and our Six Flags Plus pass. We are not exposed to a significant concentration of credit risk; however, based on the age of receivables, our historical experience and other factors and assumptions we believe to be customary and reasonable, we record an allowance for doubtful accounts. As of March 31, 2024, December 31, 2023 and April 2, 2023, we have recorded an allowance for doubtful accounts of $3.6 million, $4.2 million, and $2.7 million, respectively, which is primarily comprised of estimated payment defaults under our Six Flags Plus pass and other multi-use admission products that allow for payment plans. To the extent that payments for products for which an allowance for doubtful accounts is established have not been recognized in revenue, the allowance recorded is offset with a corresponding reduction in deferred revenue.
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
The following tables present our revenues disaggregated by contract duration for the three month periods ended March 31, 2024 and April 2, 2023, respectively. Long-term and short-term contracts consist of our contracts with customers with terms greater than one year and less than or equal to one year, respectively.

	Three Months Ended March 31, 2024
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$13,875	$1,056	$1,959	$16,890
Short-term contracts and other(1)	56,926	53,341	6,134	116,401
Total revenues	$70,801	$54,397	$8,093	$133,291

	Three Months Ended April 2, 2023
(Amounts in thousands)	Park Admissions	Park Food, Merchandise and Other	Sponsorship, International Agreements and Accommodations	Total
Long-term contracts	$4,861	$540	$6,763	$12,164
Short-term contracts and other (1)	71,442	52,246	6,338	130,026
Total revenues	$76,303	$52,786	$13,101	$142,190
______________________________________
(1)Other revenues primarily include sales of single-use tickets and short-term transactional sales for which we have the right to invoice.
Long-term Contracts
As of December 31, 2023, $89.2 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $4.5 million was recognized as revenue for long-term contracts during the three months ended March 31, 2024. As of March 31, 2024, the total unearned amount of revenue for remaining long-term contract performance obligations was $86.7 million. As of January 1, 2023, $33.5 million of unearned revenue associated with outstanding long-term contracts was reported in "Deferred revenue," of which $12.2 million was recognized as revenue for long-term contracts during the three months ended April 2, 2023. As of April 2, 2023, the total unearned amount of revenue for remaining long-term contract performance obligations was $42.8 million.
As of March 31, 2024, we expect to recognize estimated revenue for partially or wholly unsatisfied performance obligations on long-term contracts of approximately $78.1 million in the remainder of 2024, $5.5 million in 2025, $4.4 million in 2026, $4.2 million in 2027, and $5.0 million in 2028 and thereafter.
3.    Long-Term Indebtedness
Credit Facility
As of March 31, 2024, our credit facility consisted of a $500.0 million revolving credit facility (the “Revolving Credit Facility”) and a $479.0 million Tranche B Term Loan facility (the “Term Loan B”) pursuant to the amended and restated secured credit facility that we entered into in May 2020 and last amended in May 2023 (the “Credit Facility”).

On May 3, 2023, we amended our existing senior secured credit facility to, among other things, (i) establish a $500.0 million replacement revolving credit facility maturing in May 2028, subject to springing maturity conditions, (ii) maintain the same interest rate margins on borrowings under the replacement revolving credit facility as were previously in effect, while reducing the fee on unused revolving commitments to 0.5%, stepping down to 0.375% upon achieving a senior secured leverage ratio of less than 1.25:1.00, (iii) replace LIBOR as the interest rate benchmark for borrowings under the senior secured credit facility with Term SOFR, plus a 0.10% Term SOFR Adjustment, (iv) modify the maximum senior secured leverage ratio that the Company must maintain to 4.50:1.00 for the four fiscal-quarter periods ending on or about December 31, 2022, March 31, 2023, and June 30, 2023, 4.25:1.00 for the four fiscal-quarter period ending on or about September 30, 2023, and each four fiscal-quarter period thereafter through the four fiscal-quarter period ending on or about June 30, 2024, and 3.75:1.00 for the four fiscal-quarter period ending on or about September 30, 2024, and each four fiscal-quarter period thereafter, and (v) make certain other changes to the covenants and other terms of the senior secured credit facility.
As of March 31, 2024, our available borrowing capacity under our Revolving Credit Facility was $249.0 million after reducing the facility by $230.0 million borrowings outstanding and $21.0 million of outstanding letters of credit. As of December 31, 2023 and April 2, 2023, $180.0 million and $170.0 million, respectively, under the Revolving Credit Facility were outstanding (excluding amounts reserved for letters of credit in the amount of $21.0 million). Interest on the Revolving Credit Facility accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus an applicable margin with an unused commitment fee based on our senior secured leverage ratio. As of March 31, 2024, the Revolving Credit Facility had an interest rate of 8.68%. As of March 31, 2024, the Revolving Credit Facility unused commitment fee was 0.500%. The Revolving Credit Facility matures in May 2028.
As of March 31, 2024, December 31, 2023 and April 2, 2023, $479.0 million was outstanding under the Term Loan B. Interest on the Term Loan B accrues at an annual rate of SOFR, plus a Term SOFR Adjustment of 0.10%, plus 1.75%. The Term Loan B consists of only floating rate debt. As of March 31, 2024, the applicable interest rate on the Term Loan B was 7.18%. The Term Loan B matures on April 17, 2026.
As of March 31, 2024, we are in compliance with all relevant covenants. Additionally, as of March 31, 2024, the entire remaining borrowing capacity of our Revolving Credit Facility would be available to us without breaching our maximum net leverage maintenance or other relevant covenant.
2024 Notes, 2025 Notes, 2027 Notes and 2031 Notes
2024 Notes and 2024 Notes Add-ons
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
2027 Notes
In April 2017, Holdings issued $500.0 million of 5.50% senior notes due 2027 (the "2027 Notes").
2025 Notes
In April 2020, our subsidiary Six Flags Theme Parks (“SFTP”) issued $725.0 million of 7.00% senior secured notes due 2025 (the “2025 Notes”).
On July 1, 2022, Holdings prepaid $360.0 million of the 2025 Notes at a premium of 103.5%. The transaction reduced the outstanding amount of the 2025 Notes to $365.0 million.
2031 Notes
On May 3, 2023, the Company issued $800.0 million in aggregate principal amount of 7.25% senior unsecured notes due 2031 ( the "2031 Notes") at an offering price of 99.248% of the principal amount thereof. Net of the original issuance discount and debt issuance costs, the Company received net proceeds of $784.0 million.

Net cash proceeds from the 2031 Notes, together with other available cash, including borrowings under our Revolving Credit Facility, were used to pay the Purchase Price, plus accrued and unpaid interest, with respect to the 2024 Notes.
As of March 31, 2024, $56.9 million of the 2024 Notes, $365.0 million of the 2025 Notes, $500.0 million of the 2027 Notes and $800.0 million of the 2031 Notes, were issued and outstanding. Interest payments of $1.4 million for the 2024 Notes are due semi-annually on January 31 and July 31 of each year. Following the repayment of $360 million of the 2025 Notes, interest payments of $12.7 million for the 2025 Notes are due semi-annually on January 1 and July 1 each year. Interest payments of $13.8 million for the 2027 Notes are due semi-annually on April 15 and October 15 of each year. For the 2031 Notes, an interest payment of $29.0 million is due semi-annually on May 15 and November 15 of each year.
Long-Term Indebtedness Summary
As of March 31, 2024, December 31, 2023 and April 2, 2023, the principal balance of our long-term debt consisted of the following:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023	April 2, 2023
Term Loan B	$479,000	$479,000	$479,000
Revolving Credit Facility	230,000	180,000	170,000
2024 Notes	56,867	56,867	949,490
2025 Notes	365,000	365,000	365,000
2027 Notes	500,000	500,000	500,000
2031 Notes	800,000	800,000	—
Net discount	(5,956)	(6,167)	(1,859)
Deferred financing costs	(8,402)	(9,221)	(9,790)
Total debt	$2,416,509	$2,365,479	$2,451,841
Less current portion of long-term debt	(56,867)	(56,867)	—
Less short-term borrowings	(230,000)	(180,000)	(170,000)
Total long-term debt	$2,129,642	$2,128,612	$2,281,841
Fair-Value of Long-Term Indebtedness
As of March 31, 2024, December 31, 2023 and April 2, 2023, the fair value of our long-term debt was $2,430.4 million, $2,374.7 million and $2,423.8 million, respectively.
Merger Commitment Letter
Six Flags, Cedar Fair and CopperSteel have entered into a Second Amended and Restated Commitment Letter dated as of May 1, 2024 (the “Debt Commitment Letter”), with Goldman Sachs Bank USA (“Goldman Sachs”) and certain other additional arrangers party thereto (together with Goldman Sachs, collectively, the “Arrangers”), pursuant to which the Arrangers have committed to provide a senior secured revolving credit facility consisting of revolving credit commitments in an aggregate amount not to exceed $850 million (the “Committed Debt Financing”). The Debt Commitment Letter amends and restates that certain commitment letter, dated December 5, 2023, by and among Six Flags, Cedar Fair, CopperSteel, Goldman Sachs and the other additional arrangers party thereto. The obligation of the Arrangers to provide the Debt Financing under the Debt Commitment Letter is subject to a number of additional conditions, including the receipt of executed loan documentation, accuracy of certain representations and warranties, the consummation of the transactions contemplated by the Merger Agreement, the repayment in full of the existing Cedar Fair revolving credit facility and the repayment in full of the Six Flags credit facilities and the termination thereof.
Recent Events
On May 2, 2024, we consummated the private sale of $850.0 million in aggregate principal amount of 6.625% senior secured notes due 2032 at an offering price of 100% of the principal amount thereof. We received net proceeds of $843.6 million, a portion of which were used to fully repay the principal amounts outstanding under the existing Term Loan B and Revolving Credit Facility of $479.0 million and $235.0 million, respectively. Additionally, on May 2, 2024, we delivered to the trustee of the 2025 Notes a notice of redemption to repay $165.0 million of aggregate principal at par value on July 1, 2024.

4.    Accumulated Other Comprehensive Loss
Changes in the composition of Accumulated Other Comprehensive Loss ("AOCL") during the three months ended March 31, 2024, were as follows:

(Amounts in thousands)	Cumulative Translation Adjustment	Cash Flow Hedges	Defined Benefit Plans	Income Taxes	Accumulated Other Comprehensive Loss
Balances at December 31, 2023	$(30,009)	$2,160	$(37,334)	$(4,493)	$(69,676)
Net current period change	563	—	—	(141)	422
Amounts reclassified from AOCI	—	(806)	217	146	(443)
Balances at March 31, 2024	$(29,446)	$1,354	$(37,117)	$(4,488)	$(69,697)
Reclassifications out of AOCL during the three months ended March 31, 2024 and April 2, 2023:

		Reclassification of (Gain) Loss from AOCL into Earnings
		Three Months Ended
Component of AOCL	Location of Reclassification into Earnings	March 31, 2024	April 2, 2023

Amortization of gain on interest rate hedge	Interest expense, net	$(806)	$(787)
	Income tax expense	200	196
	Net of tax	$(606)	$(591)

Amortization of deferred actuarial loss and prior service cost	Operating expenses	$217	$234
	Income tax benefit	(54)	(58)
	Net of tax	$163	$176

Total reclassifications		$(443)	$(415)
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
Derivative assets and derivative liabilities that have maturity dates equal to or less than twelve months from the balance sheet date are included in “Prepaid expenses and other current assets” and “Other accrued liabilities,” respectively. Derivative assets and derivative liabilities that have maturity dates greater than twelve months from the balance sheet date are included in “Other assets, net” and “Other long-term liabilities,” respectively.
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

Derivative assets recorded at fair value in an asset position as well as their classification on our unaudited condensed consolidated balance sheets as of March 31, 2024, December 31, 2023 and April 2, 2023:

	Derivative Assets
(Amounts in thousands)	March 31, 2024	December 31, 2023	April 2, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — prepaid expenses and other current assets	$3,393	$3,156	$4,610
Interest rate swap agreements — other assets, net	2,441	2,262	3,225
	$5,834	$5,418	$7,835
Derivative liabilities recorded at fair value in our unaudited condensed consolidated balance sheets as of March 31, 2024, December 31, 2023 and April 2, 2023:

	Derivative Liabilities
(Amounts in thousands)	March 31, 2024	December 31, 2023	April 2, 2023
Derivatives Not Designated as Hedging Instruments
Interest rate swap agreements — other accrued liabilities	$4,305	$4,047	$6,253
Interest rate swap agreements — other long-term liabilities	3,285	3,302	4,859
	$7,590	$7,349	$11,112
Gains and losses on derivatives not designated as hedging instruments are recognized in “Interest expense, net” in our condensed consolidated statements of operations, and were not material for the three months ended March 31, 2024 and April 2, 2023.
Gains and losses before taxes on derivatives designated as hedging instruments that were recognized in “Interest expense, net” in the condensed consolidated statements of operations for the three months ended March 31, 2024, and April 2, 2023, were as follows:
Three Months Ended March 31, 2024 and April 2, 2023

	Gain (Loss) Reclassified from AOCL into Interest Expense, Net
(Amounts in thousands)	2024	2023
Interest rate swap agreements	$806	$787
Total	$806	$787
As of March 31, 2024, we expect to reclassify net gains of $1.4 million, currently recorded in AOCL, into “Interest expense, net” within the next twelve months.
6.    Commitments and Contingencies
Partnership Parks
We have guaranteed the obligations of the general partners of those partnerships to (i) make minimum annual distributions (including rent) of approximately $88.5 million in 2024 (subject to cost of living adjustments) to the limited partners in the Partnership Parks (based on our ownership of units as of March 31, 2024, our share of the distribution will be approximately $39.4 million) and (ii) make minimum capital expenditures at each of the Partnership Parks during rolling five-year periods, based generally on 6.0% of the Partnership Parks’ revenues. Pursuant to the 2024 annual offer to purchase limited partnership units tendered by the unit holders (the "Partnership Park Put") in May 2024, we purchased 0.005 limited partnership units from the Texas partnership for a nominal amount and 0.269 limited partnership units of the Georgia partnership for $1.1 million. As we purchase additional units, we are entitled to a proportionate increase in our share of the minimum annual distributions.
The agreed price for units tendered in the Partnership Park Put is based on a valuation of each of the respective Partnership Parks (the "Specified Price") that is the greater of (a) a valuation for each of the respective Partnership Parks derived by multiplying such park’s weighted average four-year EBITDA (as defined in the agreements that govern the partnerships) by a specified multiple (8.0 in the case of SFOG and 8.5 in the case of SFOT) and (b) a valuation derived from the highest prices previously offered for the units of the

Partnership Parks by certain entities. In light of the temporary suspension of operations of the parks due to the COVID-19 pandemic in March 2020, which would have caused the value of the Partnership Park units to decrease in 2021 and thereafter, we adjusted our annual offer to purchase these units to set a minimum price floor for all future purchases. Pursuant to the new minimum price floor, the Specified Price for the Partnership Parks, if determined as of March 31, 2024, is $409.7 million in the case of SFOG and $527.4 million in the case of SFOT. As of March 31, 2024, we owned approximately 31.5% and 54.1% of the Georgia limited partner interests and Texas limited partner interests, respectively. Our obligations with respect to SFOG and SFOT will continue until 2027 and 2028, respectively.
In January 2027 with respect to the Georgia Partnership and in January 2028 with respect to the Texas Partnership, we will have the option (each the "End-of-Term Option") to require the redemption of all the limited partnership units we do not then own in the Partnerships. To exercise the End-of-Term Option, we must give the Georgia Partnership notice of its exercise no later than December 31, 2024, and we must give the Texas Partnership notice of its exercise no later than December 31, 2025. If the End-of-Term Option is not exercised, the parties may decide to renew and extend the arrangements relating to the Partnership Parks. Alternatively, if the End-of-Term Option is not exercised, the Partnership Park entities may be sold and the proceeds applied to redeem the outstanding interests in the Georgia Partnership and Texas Partnership, as applicable. If the End-of-Term Option is exercised, the price offered, and required to be accepted by the holders' of the limited units we do not then own would, is based on the agreed-upon value of the partnerships included in the original agreements, multiplied by the change in the Consumer Price Index ("CPI") between the beginning and end of the agreement. The agreements for Georgia Partnership and Texas Partnership began in 1997 and 1998, respectively. The agreed-upon value for the partnerships when the agreements were executed was $250.0 million and $374.8 million for SFOG and SFOT, respectively. As of December 31, 2023, the agreed-upon value, as adjusted for CPI, would be $483.5 million and $712.7 million for SFOG and SFOT, respectively. The agreed-upon values, if determined as of December 31, 2023, multiplied by the 68.5% and 45.9% of units held by the limited partner for SFOG and SFOT, respectively, represent $330.9 million and $332.6 million that would be required to be paid to the limited partner of SFOG and SFOT, respectively, if the End-of-Term Option were to be exercised. The actual agreed-upon value for the End-of-Term Option will be further adjusted by CPI until the end of each respective agreement. The decision to exercise, or not exercise, the End-of-Term Option for either of SFOT or SFOG will ultimately be made based on numerous factors, including prevailing macro-economic and industry conditions and the cost and availability of financing to fund the purchase.
We incurred $26.0 million of capital expenditures at the Partnership Parks during the 2023 season and expect to incur approximately $25.0 million to $30.0 million of capital expenditures at these parks during 2024, an amount in excess of the minimum required expenditure. Cash flows from operations at the Partnership Parks will be used to satisfy the annual distribution and capital expenditure requirements, before any funds are required from us. The Partnership Parks generated approximately $16.0 million of cash in 2023, after deduction of capital expenditures and excluding the impact of short-term intercompany advances from or payments to Holdings.
Redeemable noncontrolling interests represent the non-affiliated parties' share of the assets of the Partnership Parks that are less than wholly-owned: SFOT, SFOG and Six Flags White Water Atlanta, which is owned by the partnership that owns SFOG. As of March 31, 2024, redeemable noncontrolling interests of the SFOG and SFOT partnerships was $280.2 million and $240.8 million, respectively, which approximates redemption value.
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
Legal Proceedings Related to Proposed Mergers

On February 16, 2024, a purported stockholder of the Company filed a complaint captioned Garfield vs. Baldanza, et al., No. 342-350320-24, against the Company, its Board of Directors (the "Board"), Cedar Fair, and CopperSteel (collectively, the "Defendants") in the District Court of Tarrant County, Texas (the "Garfield Complaint").

The Garfield Complaint alleged, among other things, that the Company made materially false and misleading statements in connection with the proposed Mergers in the definitive proxy statement/final prospectus (the “Proxy Statement/Prospectus”) filed with respect to the Mergers, and that the Board breached their fiduciary duties to stockholders in approving the merger and in disseminating the challenged disclosures. The Garfield Complaint sought, among other relief, to enjoin or unwind the proposed transaction unless and until the Defendants made certain supplemental disclosures.

The Company received additional letters and draft complaints similarly demanding supplemental disclosures (the “Disclosure Demands”).

On March 4, 2024, the Defendants and the plaintiff in the Garfield Complaint entered into a memorandum of understanding whereby the plaintiff agreed to voluntarily dismiss with prejudice all claims against the Defendants once the Company filed supplemental disclosures, among other things.

Although the Company believes that the disclosures set forth in the Proxy/Prospectus complied with applicable laws, in order to moot the various disclosure claims in the Garfield Complaint and the Disclosure Demands, and to avoid nuisance and possible expense and business delays, the Company determined voluntarily to file certain supplemental disclosures set forth in a Form 8-K filed on March 4, 2023 (the “Supplemental Disclosures”).

Following the Supplemental Disclosures, on March 8, 2024, the plaintiff in the Garfield Complaint filed a Notice of Nonsuit with Prejudice, dismissing his claims.
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
On August 25, 2021, Co-Lead Plaintiff Oklahoma Firefighters filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit (“the Fifth Circuit”) from the district court’s decisions granting defendants’ motion to dismiss, denying plaintiffs’ motion to amend or set aside judgment, and denying plaintiffs’ motion for leave to file a supplemental brief. The appeal was fully briefed as of December 15, 2021, and oral argument was held on March 7, 2022. On January 18, 2023, the Fifth Circuit reversed the dismissal and remanded the case to the district court for further proceedings. On February 9, 2023, the Fifth Circuit mandate issued to the district court. On March 7, 2023, the district court entered a scheduling order governing pre-trial proceedings. On April 18, 2023, Oklahoma Firefighters filed a motion for leave to file an amended complaint that would add a new named plaintiff, remove former Co-Lead Plaintiff Electrical Workers Pension Fund Local 103 I.B.E.W., and modify the case caption. On May 2, 2023, defendants filed an opposition to that motion and a motion for judgment on the pleadings. On June 2, 2023, the district court granted defendants’ motion for judgment on the pleadings, dismissing the case with prejudice, and denied Oklahoma Firefighters’ motions. On June 30, 2023, plaintiffs filed a notice of appeal to the Fifth Circuit from the district court’s decisions. The appeal was fully briefed as of December 4, 2023, and oral argument was held on March 4, 2024. On April 18, 2024, the Fifth Circuit reversed the dismissal and remanded the case to the district court. We believe this lawsuit is without merit; however, there can be no assurance regarding the ultimate outcome. Regardless of the merit of plaintiffs’ claims, litigation may be expensive, time-consuming, disruptive to the Company’s operations and distracting to management. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.
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
On February 16, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by John Hancock in Texas state court against certain of its former executive officers and directors (the “individual defendants”) in an action captioned Hancock v. Roedel, et al., Case No. 348-340304-23 (348th Dist. Ct., Tarrant Cty., Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts breach of fiduciary duty and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On May 5, 2023, the individual defendants and the Company agreed to accept service of the petition, and plaintiff agreed that the individual defendants and the Company had no obligation to respond to the petition and that defendant's answer dates are tolled until plaintiff files an amended petition. Plaintiff stated Plaintiff would file an amended petition by June 30, 2023. On August 25, 2023, Plaintiff filed an amended petition. On September 7, 2023, the individual defendants and the Company filed a motion to stay pending resolution of a duplicative federal derivative action, captioned Dela Cruz v. Reid-Anderson, et al, Case No. 3:23-CV-0396-D (N.D. Tex), and described below. On September 15, 2023, the court granted the motion to stay and ordered the action stayed until 30 days after a ruling by the federal court on the motions to dismiss pending in Dela Cruz v. Reid-Anderson. On March 6, 2024, the parties jointly stipulated to stay the action pending resolution of the appeal in Dela Cruz v. Reid-Anderson. Also on March 6, 2024, the court approved the stipulation and ordered the action stayed until 30 days after the Fifth Circuit's resolution of the appeal in Dela Cruz v. Reid-Anderson.
On February 22, 2023, a putative stockholder derivative lawsuit was filed on behalf of nominal defendant Holdings by Antonio Dela Cruz in in the U.S. District Court for the Northern District of Texas against certain of its current and former executive officers and directors (the “individual defendants”) in an action captioned Cruz v. Reid-Anderson, et al., Case No. 3:23-CV-0396-D (N.D. Tex.). Plaintiff refers to and makes many of the same allegations as are set forth in the Electrical Workers litigation, claiming that, among other things, the individual defendants caused Six Flags to make false and misleading statements and omissions about the status of construction of Six Flags branded parks in China and the financial health of its former partner, Riverside Investment Group Co. Ltd. Plaintiff asserts contribution, breach of fiduciary duty, and unjust enrichment claims. Plaintiff seeks an unspecified amount of monetary damages and equitable relief including, but not limited to, disgorgement. On September 12, 2023, Six Flags and the individual defendants filed motions to dismiss the amended complaint. On January 12, 2024, the district court granted defendants' motions, dismissing the complaint in its entirety and with prejudice. On February 7, 2024, Plaintiffs filed a Notice of Appeal of the district court's decision. On February 27, 2024, the Fifth Circuit informed the parties that, among other things, the appeal has been docketed, the appellate record is complete, and the Appellant's brief is due within 40 days. On April 8, 2024, plaintiff filed the Appellant's brief. Defendants will file briefs in opposition.
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
Personal Injury Lawsuit
On November 18, 2021, the Texas Judicial Panel on Multidistrict Litigation consolidated numerous lawsuits filed against Six Flags Splashtown, LLC d/b/a Six Flags Hurricane Harbor Splashtown asserting claims arising from an alleged chemical vapor release on July 17, 2021 at Six Flags Splashtown. Certain plaintiffs have also named unaffiliated third parties as additional defendants. The consolidated multidistrict litigation is captioned In re Six Flags Splashtown Litigation (Master File No. 2021-77214), and is pending in the 295th Judicial District Court in Harris County, Texas. Plaintiffs are seeking compensatory and punitive damages. On April 14, 2023, Six Flags Splashtown settled with 421 plaintiffs, including all bellwether plaintiffs set for trial on April 17, 2023, for an immaterial amount. On September 22, 2023, Six Flag Splashtown settled with 55 additional plaintiffs, including the Bellwether plaintiffs set for trial on January 15, 2024, for an immaterial amount. On March 8, 2024, Six Flags Splashtown settled with six (6) plaintiffs who were set for trial on April

15, 2024, for an immaterial amount. Since mid-March 2024, Six Flags Splashtown has settled with all remaining plaintiffs arising from the alleged chemical release (13 plaintiffs represented by different law firms) who were set for trial later in 2024. All settlements were for an immaterial amount. All pro se plaintiffs have been dismissed. The parties are working to document these settlements and the Court has appointed a special master to determine the amounts each settling plaintiff in the 421-plaintiff group will receive. Although the parties are working diligently towards finalizing settlement documents and dismissal of these cases, no assurance can be given that all plaintiffs in the 421-plaintiff group will accept their allocated settlement amount and will enter into the finalized settlement with Six Flags Splashtown. The parties are also working towards finalizing the settlement agreement and releases from the other plaintiffs. As each plaintiff finalizes the settlement agreement and release, the parties will enter into agreed dismissals and seek final judgment in favor of Six Flags Splashtown. Although finalizing these settlements may come with additional operating expenses including payments for guardian ad litem fees, any additional costs that may arise from finalizing these settlements are not expected to be material to the Company’s operating results.
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
The following information reflects our goodwill and long-lived assets (which consists of property and equipment, right-of-use operating leases and intangible assets) as of March 31, 2024, December 31, 2023 and April 2, 2023:

	As of
(Amounts in thousands)	March 31, 2024	December 31, 2023	April 2, 2023
Domestic	$2,307,386	$2,297,440	$2,283,902
Foreign	139,677	126,409	116,922
Total	$2,447,063	$2,423,849	$2,400,824
The following information reflects our revenues and (loss) income before income taxes by domestic and foreign jurisdictions for the three months ended March 31, 2024, and April 2, 2023:

	Domestic	Foreign	Total
2024	(Amounts in thousands)
Revenues	$105,393	$27,898	$133,291
(Loss) income before income taxes	(113,121)	7,163	(105,958)
2023
Revenues	$120,482	$21,708	$142,190
(Loss) income before income taxes	(95,356)	7,645	(87,711)

8.    Pension Benefits
We froze our pension plan effective March 31, 2006, and effective February 16, 2009, the remaining participants in the pension plan no longer earned future benefits. The following summarizes our pension costs during the three months ended March 31, 2024, and April 2, 2023, respectively:

	Three Months Ended
(Amounts in thousands)	March 31, 2024	April 2, 2023
Service cost	$—	$—
Interest cost	1,877	1,954
Expected return on plan assets	(2,409)	(2,402)
Amortization of net actuarial loss	217	234
Administrative fees	225	650
Total net periodic (benefit) expense	$(90)	$436
The components of net periodic pension (benefit) expense were included in "Other (income) expense, net" in the condensed consolidated statements of operations.
Weighted-Average Assumptions Used To Determine Net Cost

	Three Months Ended
	March 31, 2024	April 2, 2023
Discount rate	4.75%	4.95%
Rate of compensation increase	N/A	N/A
Expected return on plan assets	5.75%	5.75%
Employer Contributions
We did not make any pension contributions during the three month periods ended March 31, 2024 and April 2, 2023.
9.    Stock Repurchase Plans
On March 30, 2017, Holdings announced that its Board of Directors approved a stock repurchase plan that permits Holdings to repurchase an incremental $500.0 million in shares of Holdings’ common stock (the "March 2017 Stock Repurchase Plan"). As of March 31, 2024, Holdings had repurchased 8,071,000 shares at a cumulative cost of approximately $365.1 million and an average price per share of $45.24 under the March 2017 Stock Repurchase Plan, leaving approximately $134.9 million available for permitted repurchases. We have not made any repurchases during the three months ended March 31, 2024.
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
The following table presents the impact of correcting the error previously discussed on the affected line items of our condensed consolidated balance sheet as of April 2, 2023.

	As of April 2, 2023
(Amounts in thousands)	As Reported	Adjustments	As Revised
Capital in excess of par value	$1,107,258	$15,171	$1,122,429
Accumulated deficit	(2,055,359)	(15,171)	(2,070,530)
Total stockholders' deficit	(1,016,713)	—	(1,016,713)
Total liabilities and stockholders' deficit	$2,658,192	$—	$2,658,192

The impacts of the revisions have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis contain forward-looking statements relating to future events or our future financial performance, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Please see the discussion regarding forward-looking statements included under the caption "Cautionary Note Regarding Forward-Looking Statements" included elsewhere in this Quarterly Report and "Item 1A. Risk Factors" in the 2023 Annual Report and in this Quarterly Report for further discussion of the uncertainties, risks and assumptions associated with these statements.
The following discussion and analysis present information that we believe is relevant to an assessment and understanding of our condensed consolidated balance sheets and results of operations. This information should be read in conjunction with the condensed consolidated financial statements, and the notes thereto, and other financial data included elsewhere in this Quarterly Report. The following information should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in the 2023 Annual Report.
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
The results of operations for the three and three months ended March 31, 2024 and April 2, 2023, are not indicative of the results expected for the full year. Typically, our park operations generate approximately 70% - 75% of their annual revenue during the second and third quarter each year while certain expenses are incurred year-round.
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
On March 12, 2024, at a special meeting stockholders of Holdings (the “Special Meeting”) called to consider and adopt the Merger Agreement., the stockholders of Holdings approved the Mergers.
The obligations of Holdings and Cedar Fair to complete the Mergers are subject to the satisfaction or waiver, in whole or in part (to the extent permitted by applicable law) of a number of conditions set forth in the Merger Agreement, a copy of which is attached as an exhibit to the Annual Report on Form 10-K. Completion of the Mergers is subject to, among other things, antitrust review in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), and the rules promulgated thereunder, the Mergers cannot be completed until the parties to the Merger Agreement have given notification and furnished information to the FTC and the DOJ, and until the applicable waiting period has expired or has been terminated On January 22, 2024, Holdings and Cedar Fair each received a request for additional information and documentary materials (a “Second Request”) from the DOJ in connection with the DOJ’s review of the Mergers. The effect of a Second Request is to extend the waiting period imposed by the HSR Act, until 30 days after each of Holdings and Cedar Fair has substantially complied with the Second Request issued to it, unless that period is extended voluntarily by the parties or terminated earlier by the DOJ. On April 19, 2024, Cedar Fair and Holdings certified substantial compliance with the Second Request.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses earned and incurred during the reporting period. Critical accounting estimates are fundamental to the portrayal of both our financial condition and results of operations and often require difficult, subjective and complex estimates and judgments. We evaluate our estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which we believe to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in these estimates resulting from the continuing changes in the economic environment will be reflected in the financial statements in future periods. With respect to our critical accounting policies and estimates, there have been no material developments or changes from the policies and estimates discussed in the 2023 Annual Report.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended April 2, 2023
The following table sets forth summary financial information for the three months ended March 31, 2024 and April 2, 2023:

	Three Months Ended		Change
(Amounts in thousands, except per capita data)	March 31, 2024	April 2, 2023	$	%
Total revenue	$133,291	$142,190	$(8,899)	(6)%
Operating expenses	113,955	108,870	5,085	5%
Selling, general and administrative expenses	42,517	44,247	(1,730)	(4)%
Costs of products sold	11,123	9,765	1,358	14%
Depreciation and amortization	29,500	29,114	386	1%
Loss on disposal of assets	1,394	2,435	(1,041)	(43)%
Operating income	(65,198)	(52,241)	(12,957)	25%
Interest expense, net	41,800	36,302	5,498	15%
Other income, net	(1,040)	(832)	(208)	25%
Loss before income taxes	(105,958)	(87,711)	(18,247)	21%
Income tax benefit	(23,232)	(17,852)	(5,380)	30%
Net loss attributable to Six Flags Entertainment Corporation	$(82,726)	$(69,859)	$(12,867)	18%

Other Data:
Attendance	1,684	1,596	88	6%
Admissions revenue per capita	$42.04	$47.81	$(5.77)	(12)%
In-park spending per capita	$32.31	$33.07	$(0.76)	(2)%
Total guest spending per capita	$74.35	$80.88	$(6.53)	(8)%
Revenue
Revenue for the three months ended March 31, 2024, totaled $133.3 million, a decrease of $8.9 million, or 6%, compared to the $142.2 million for the three months ended April 2, 2023. The decrease was primarily attributable to a decrease in revenue related to memberships beyond the initial twelve-month commitment period, which is recognized evenly each month and not recognized based on attendance. The sale of new memberships was discontinued in early 2022; as a result there were fewer memberships during the three months ended March 31, 2024 as compared to the three months ended April 2, 2023. Additionally, sponsorship, international agreements and accommodations revenue decreased $5.0 million, primarily due to an adjustment to our international agreements revenue resulting from a change in the estimated opening date of our Six Flags branded park in Saudi Arabia to mid-2025, primarily due to supply chain delays that have been resolved. This estimate is reassessed on a quarterly basis in the normal course which, for the three months ended March 31, 2024, resulted in the shift of $4.4 million of revenue previously recognized to future periods. These decreases were partially offset by an increase in attendance of 6%, primarily due to the shift in the timing of the Easter holiday.
Total guest spending per capita, which excludes sponsorship, international agreements and accommodations revenue, for the three months ended March 31, 2024, decreased $6.53, to $74.35, compared to the three months ended April 2, 2023, driven by a decrease in admissions revenue per capita of $5.77, or 12%, and a decrease in in-park spending per capita of $0.76, or 2%. The decrease in both admissions spending per capita and in-park spending per capita was driven primarily by a reduction in our revenue from memberships beyond the initial twelve-month commitment period, as discussed above, a portion of which is allocated to in-park food, merchandise and other.
Operating expenses
Operating expenses for the three months ended March 31, 2024, increased $5.1 million, or 5%, compared to the three months ended April 2, 2023, primarily driven by higher labor costs due to increased labor rates and the impact of inflation on other operating expenses.

Selling, general and administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2024, decreased $1.7 million, or 4%, compared to the three months ended April 2, 2023. The decrease was primarily attributable to lower personnel costs from full-time headcount reductions, self-insurance reserves and professional fees. These decreases were partially offset by $5.6 million of merger-related transaction costs associated with the proposed Mergers contemplated by the Merger Agreement.
Cost of products sold
Cost of products sold for the three months ended March 31, 2024 increased $1.4 million, or 14%, compared to the three month period ended April 2, 2023, primarily due to higher unit sales resulting from higher attendance.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2024, increased $0.4 million, or 1%, compared to the three months ended April 2, 2023. The increase in depreciation and amortization expense is primarily due to an increase in capital expenditures.
Loss on disposal of assets
We recognized a $1.4 million loss on disposal of assets for the three months ended March 31, 2024, compared to a loss on disposal of assets of $2.4 million for the three months ended April 2, 2023. The loss on disposal of assets in both periods was the result of normal-course asset retirements.
Interest expense, net
Interest expense, net for the three months ended March 31, 2024, increased $5.5 million, or 15%, compared to the three months ended April 2, 2023. The increase is primarily attributable to an increase in the cost of our floating rate debt and increased borrowings on our Revolving Credit Facility and higher interest rates on the 2031 Notes entered in April 2023 compared to the 2024 Notes of which $892.6 million was repaid during the second quarter of 2023.
Income tax benefit
Income tax benefit for the three months ended March 31, 2024 was $23.2 million, an effective tax rate of 21.9%. The difference between our effective tax rate and the federal statutory rate primarily results from state and foreign income taxes and certain nondeductible expenses, including nondeductible executive compensation. Income tax benefit for the three months ended April 2, 2023, was $17.9 million, an effective tax rate of 20.4%. The difference between the federal statutory rate and our effective tax rate was due to state and foreign income taxes and nondeductible expenses, including certain nondeductible executive compensation.

Calculation of EBITDA for the three months ended March 31, 2024 and April 2, 2023
The presentation of Modified EBITDA and Adjusted EBITDA provides additional information to investors about the calculation of, and compliance with, certain financial covenants and other relevant metrics in our Credit Facility. Modified EBITDA and Adjusted EBITDA are material components of these covenants. We use Adjusted EBITDA in connection with certain components of our executive compensation program. In addition, investors, lenders, financial analysts and rating agencies have historically used EBITDA-related measures in our industry, along with other measures, to evaluate companies in our industry.
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
“Modified EBITDA,” a non-GAAP measure, is defined as our consolidated loss from continuing operations, excluding the following: the cumulative effect of changes in accounting principles, discontinued operations gains or losses, income tax expense or benefit, restructure costs or recoveries, reorganization items (net), other income or expense, gain or loss on early extinguishment of debt, equity in income or loss of investees, interest expense (net), gain or loss on disposal of assets, gain or loss on the sale of investees, amortization, depreciation, stock-based compensation, impairment charges, fresh start accounting valuation adjustments and other significant non-recurring items, including transaction expenses incurred in connection with the proposed Mergers. Management uses non-GAAP measures for budgeting purposes, measuring actual results, allocating resources and in determining employee incentive compensation. We believe that Modified EBITDA provides relevant and useful information for investors because it assists in comparing our operating performance on a consistent basis, makes it easier to compare our results with those of other companies in our industry as it most closely ties our performance to that of our competitors from a park-level perspective and allows investors to review performance in the same manner as our management.
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
The following tables set forth a reconciliation of net loss to Modified EBITDA and Adjusted EBITDA for the three month periods ended March 31, 2024 and April 2, 2023:

	Three Months Ended
(Amounts in thousands, except per share data)	March 31, 2024	April 2, 2023
Net loss	$(82,726)	$(69,859)
Income tax benefit	(23,232)	(17,852)
Other income, net	(1,040)	(832)
Interest expense, net	41,800	36,302
Loss on disposal of assets	1,394	2,435
Depreciation and amortization	29,500	29,114
Stock-based compensation	2,347	3,314
Merger-related transaction costs	5,561	—
Modified EBITDA	$(26,396)	$(17,378)
Third party interest in EBITDA of certain operations	—	—
Adjusted EBITDA	$(26,396)	$(17,378)

Liquidity, Capital Commitments and Resources
Our principal sources of liquidity are cash generated from operations, funds from borrowings and existing cash on hand. Our principal uses of cash include the funding of our operations, including interest payments on our outstanding debt obligations, capital expenditures and payments to our partners in the Partnership Parks.
We did not pay any dividends during the three months ended March 31, 2024 and April 2, 2023.
As of March 31, 2024, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

Based on historical and anticipated future operating results, we believe cash flow from operations, available cash and amounts available under our Revolving Credit Facility will be adequate to meet our liquidity needs, including any anticipated requirements for working capital, capital expenditures, scheduled debt service and obligations under arrangements relating to the Partnership Parks. Additionally, we expect to utilize federal net operating loss carryforwards to reduce our cash tax obligations through fiscal year 2024. Due to the proposed Mergers, CopperSteel’s future ability to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.
Our current and future liquidity is greatly dependent upon our operating results, which are driven largely by overall economic conditions as well as the price and perceived quality of the experience at our parks. Our liquidity could also be adversely affected by a disruption in the availability of credit as well as unfavorable weather; natural disasters; contagious diseases, such as COVID-19 or other variants; accidents or the occurrence of an event or condition at our parks. If such a material adverse event were to occur, we may be unable to borrow under the Revolving Credit Facility or may be required to repay amounts outstanding under the Credit Facility and/or may need to seek additional financing. In addition, we expect we may be required to seek additional financing to refinance all or a significant portion of our existing debt on or prior to maturity. The degree to which we are leveraged could adversely affect our ability to obtain any additional financing. See "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in the 2023 Annual Report and in this Quarterly Report.
As of March 31, 2024, the principal amount of our total indebtedness, was $2,430.9 million. As of March 31, 2024, based on (i) non-revolving credit debt outstanding, (ii) anticipated levels of working capital revolving borrowings during 2023 and 2024, and (iii) required interest payments due to holders of the 2024 Notes, the 2025 Notes, the 2027 Notes and the 2031 Notes, we anticipate annual cash interest payments of approximately $165 million and $155 million during 2024 and 2025, respectively.
As of March 31, 2024, we had $60.7 million of unrestricted cash and $249.0 million available for borrowing under the Revolving Credit Facility. Our ability to borrow under the Revolving Credit Facility is contingent on our compliance with certain conditions, including a maximum senior secured net leverage maintenance covenant, a minimum liquidity covenant and the absence of any material adverse change in our business or financial condition. If we were to become unable to borrow under the Revolving Credit Facility, and our operating results significantly underperform our expectations, we may be unable to pay in full our obligations. A default under the Revolving Credit Facility could permit the lenders under the Credit Facility to accelerate the obligations thereunder. The Revolving Credit Facility expires in May 2028. The terms and availability of the Credit Facility and other indebtedness are not affected by changes in the ratings issued by rating agencies in respect of our indebtedness. As of March 31, 2024, we are in compliance with all covenants. For a more detailed description of our indebtedness, see Note 3 - Long-term indebtedness to the unaudited condensed consolidated financial statements included in this Quarterly Report.
Merger-Related Commitment Letter
Six Flags, Cedar Fair and CopperSteel have entered into a Second Amended and Restated Commitment Letter dated as of May 1, 2024 (the “Debt Commitment Letter”), with Goldman Sachs Bank USA (“Goldman Sachs”) and certain other additional arrangers party thereto (together with Goldman Sachs, collectively, the “Arrangers”), pursuant to which the Arrangers have committed to provide a senior secured revolving credit facility consisting of revolving credit commitments in an aggregate amount not to exceed $850 million (the “Committed Debt Financing”). The Debt Commitment Letter amends and restates that certain commitment letter, dated December 5, 2023, by and among Six Flags, Cedar Fair, CopperSteel, Goldman Sachs and the other additional arrangers party thereto. The obligation of the Arrangers to provide the Debt Financing under the Debt Commitment Letter is subject to a number of additional conditions, including the receipt of executed loan documentation, accuracy of certain representations and warranties, the consummation of the transactions contemplated by the Merger Agreement, the repayment in full of the existing Cedar Fair revolving credit facility and the repayment in full of the Six Flags credit facilities and the termination thereof.

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
Cash Flows

	Three Months Ended
(Amounts in thousands)	March 31, 2024	April 2, 2023
Net cash used in operating activities	$(30,474)	$(56,269)
Net cash used in investing activities	(36,991)	(25,007)
Net cash provided by financing activities	49,620	68,679
Effect of exchange rate on cash	962	(2,776)
Net decrease in cash and cash equivalents	$(16,883)	$(15,373)
During the three months ended March 31, 2024, net cash used in operating activities was $30.5 million, compared to net cash used in operating activities of $56.3 million during the three months ended April 2, 2023. The decrease in the cash usage was primarily driven by a $25.0 million change in accrued interest due to the timing of interest payments for the 2031 Notes compared to the 2024 Notes and an increase in deferred revenue from the sale of multi-use admissions products as compared to the prior year period. Net cash used in investing activities was $37.0 million for the three months ended March 31, 2024, compared to net cash used in investing activities of $25.0 million in the three months ended April 2, 2023. The increase was primarily attributable to a planned increase in capital spending for new rides and attractions. Net cash provided by financing activities was $49.6 million for the three months ended March 31, 2024, compared to $68.7 million for the three months ended April 2, 2023. During three months ended March 31, 2024, we borrowed a net of $50.0 million under our Revolving Credit Facility compared to net borrowings of $70.0 million during the three months ended April 2, 2023 in order to fund operations and capital expenditures.
Contractual Obligations
Since December 31, 2023, there have been no material changes to the contractual obligations of the Company outside the ordinary course of our business aside from the issuance of the 2032 Notes and the repayment of the Term Loan B and Revolving Credit Facility.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2024, there were no material changes in our market risk exposure from that disclosed in the 2023 Annual Report.
ITEM 4.    CONTROLS AND PROCEDURES
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation, as of March 31, 2024, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
For information regarding legal proceedings, see Note 15, Commitments and Contingencies, to the consolidated financial statements in the 2023 Annual Report, and Note 6, Commitments and Contingencies, to the unaudited condensed consolidated financial statements in this Quarterly Report.
ITEM 1A.    RISK FACTORS
Since December 31, 2023, there have been no material changes to the Risk Factors of the Company.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On March 30, 2017, we announced that our Board of Directors approved a stock repurchase plan that permits us to repurchase an incremental $500.0 million in shares of common stock (the "March 2017 Stock Repurchase Plan"). As of March 31, 2024, we have repurchased 8,071,000 shares of common stock at a cumulative cost of approximately $365.1 million and an average cost per share of $45.24 under our approved stock repurchase program, leaving approximately $134.9 million available for permitted repurchases.

ITEM 6. EXHIBITS

Exhibit 4.1
Indenture, dated as of May 2, 2024, among Six Flags Entertainment Corporation, Six Flags Theme Parks Inc., each of the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent. - incorporated by reference to Registrant's Current Report on Form 8-K (File No. 0001-13703) filed on May 2, 2024

Exhibit 4.2	Form of 6.625% Senior Secured Note due 2032 (included as Exhibit A to Exhibit 4.1 above)

Exhibit 31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1*	Certification of Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2*	Certification of Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101*
The following financial statements and footnotes from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL: (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income, (iv) the Unaudited Condensed Consolidated Statements of Stockholders’ Deficit, (v) the Unaudited Condensed Statements of Cash Flows, and (vi) related Notes to the Condensed Consolidated Financial Statements

Exhibit 104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL
______________________________________
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIX FLAGS ENTERTAINMENT CORPORATION
(Registrant)

Date: May 9, 2024	/s/ SELIM BASSOUL
Selim Bassoul
President and Chief Executive Officer

Date: May 9, 2024	/s/ GARY MICK
Gary Mick
Chief Financial Officer